Form 10-Q
period 1999-09-26
TULLYS COFFEE CORP
filed 1999-11-15
CIK 944136

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               ---------------

                                  FORM 10-Q

(Mark One)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission file number 0-26829


                          TULLY'S COFFEE CORPORATION
            (Exact name of registrant as specified in its charter)

           WASHINGTON                                   91-1557436
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           2010 AIRPORT WAY SOUTH
             SEATTLE, WASHINGTON                         98134
  (Address of principal executive offices)             (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 233-2070

         Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _____ No __X__.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, NO PAR VALUE                14,394,655
            (Title of Each Class)        Number of Shares Outstanding at
                                                September 26, 1999

                       TULLY'S COFFEE CORPORATION

                                Form 10-Q
          For the Quarterly Period Ended September 26, 1999

                                  Index

         PART I              FINANCIAL INFORMATION                                         Page No.
                                                                                           --------
         Item 1              Consolidated Balance Sheets at September 26, 1999
                             and March 28, 1999                                               3

                             Consolidated  Statements  of  Operations  for  the
                             13 and 26 Week Periods Ended September 26, 1999
                             and September 27, 1998                                           4

                             Consolidated  Statements of Cash Flows for the 26
                             Week Periods Ended September 26, 1999 and
                             September 27, 1998                                               5

                             Notes to Consolidated Financial Statements                       6

         Item 2              Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                    7

         Item 3              Quantitative and Qualitative Disclosures about
                             Market Risk                                                     13

         PART II             OTHER INFORMATION

         Item 1              Legal Proceedings                                               13

         Item 2              Changes in Securities                                           13

         Item 4              Submission of Matters to a Vote of Security Holders             14

         Item 6              Exhibits and Reports on Form 8-K                                15

                             SIGNATURE                                                       16

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        TULLY'S COFFEE CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                           September 26, 1999                    March 28, 1999
                                                              (unaudited)
                                                       -------------------------          ------------------------------
ASSETS
Current Assets:
       Cash and cash equivalents                           $     9,553,653                        $ 1,149,160
       Accounts receivable, net                                    838,448                            695,037
       Inventories, net                                          2,859,590                          1,808,556
       Prepaid expenses                                            475,297                             84,197
                                                       -------------------------          ------------------------------
           Total current assets                                 13,726,988                          3,736,950

Property and equipment, net                                     12,329,309                         10,991,722
Goodwill, net                                                    4,797,026                          4,973,370
Other intangible assets, net                                     1,219,565                            760,320
Other assets                                                       425,451                            256,657
                                                       -------------------------          ------------------------------
           Total assets                                     $   32,498,339                      $  20,719,019
                                                       =========================          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                     $      41,504                 $           27,744
       Bank line of credit                                       3,000,000                          6,500,000
       Accounts payable                                          1,174,133                          1,808,619
       Accrued liabilities and other current
       liabilities                                               2,078,157                          1,199,413
                                                       -------------------------          ------------------------------
           Total current liabilities                             6,293,794                          9,535,776

Long-term debt, net of current portion                              21,641                            128,978
Capital lease obligation                                           176,897                            192,754
Deferred lease costs                                               874,099                            885,232
                                                       -------------------------          ------------------------------
           Total liabilities                                     7,366,431                         10,742,740

Stockholders' equity:
       Series A convertible preferred stock, no par;
           30,000,000 shares authorized 13,768,070
           and 6,217,480 issued and outstanding,
           stated value of $2.50 and a liquidation
           preference of $34,420,175 and $15,543,700
           at September 26, 1999 and March 28, 1999,
           respectively                                         31,602,652                          14,351,934
       Common stock, no par value; 120,000,000
           shares authorized; 14,394,655 and
           14,314,000 shares issued and outstanding              7,626,397                           7,444,922
       Additional paid-in capital                               18,369,197                          10,489,829
       Accumulated deficit                                     (32,466,338)                        (22,310,406)
                                                       -------------------------          ------------------------------
           Total stockholders' equity                           25,131,908                           9,976,279
                                                       -------------------------          ------------------------------
           Total liabilities and stockholders' equity        $  32,498,339                       $  20,719,019
                                                       =========================          ==============================

                The accompanying notes are an integral part of
                        these financial statements

                         TULLY'S COFFEE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Thirteen Weeks Ended             Twenty-six Weeks Ended
                                       September 26,  September 27,    September 26,    September 27,
                                           1999           1998             1999             1998
                                               (unaudited)                         (unaudited)
                                       --------------------------      -------------------------------
Net revenues                           $ 6,755,365     $5,498,985      $ 12,870,427    $  8,683,921
Cost of sales and related occupancy
       expense                           3,187,342      2,668,587         6,145,081       4,344,364
Selling, general and administrative
       costs                             4,126,343      3,090,856         7,746,134       5,123,604
Stock option compensation expenses         115,031        153,403           320,119         306,806
Depreciation and amortization              587,657        419,863         1,142,712         660,108
                                       ------------   ------------     -------------   -------------
       Operating loss                   (1,261,008)      (833,724)       (2,483,619)     (1,750,961)
                                       ------------   ------------     -------------   -------------

Other expense                              165,177        467,668           423,562         700,408
                                       ------------   ------------     -------------   -------------

       Net loss                        $(1,426,185)   $(1,301,392)      $(2,907,181)   $ (2,451,369)


Preferred stock dividend/accretion       1,254,566      1,248,000         7,248,751       1,765,248
                                       ============   ============     =============   =============
Net loss applicable to common
       stockholders                    $(2,680,751)   $(2,549,392)     $(10,155,932)   $ (4,216,617)
                                       ============   ============     =============   =============

Weighted average number of common
       and common equivalent shares
       outstanding                      14,374,908     14,333,747        14,340,828      14,328,074
                                       ============   ============     =============   =============

Basic and diluted net loss per common
       share                           $     (0.19)   $     (0.18)     $     ( 0.71)   $     ( 0.29)
                                       ============   ============     =============   =============

                The accompanying notes are an integral part of
                          the financial statements

                           TULLY'S COFFEE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Twenty-six Weeks Ended
                                                                --------------------------------------------------
                                                                 September 26,                      September 27,
                                                                      1999                               1998
                                                                ---------------                    ---------------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $ (2,907,181)                   $  (2,451,369)
     Adjustments to reconcile net loss to net cash used
          in operating activities
               Depreciation and amortization                          1,142,712                          660,108
               Stock option expense                                     320,119                          306,806
               Provisions for doubtful accounts                         (22,469)                          10,573
               Stock issued in exchange for services                     11,635                           50,000
               Loan guarantee fee expense                               250,498                          334,374
               Deferred lease costs                                     (11,134)                         142,943
               Imputed officer compensation                              60,000                           60,000
               Changes in assets and liabilities
                    Accounts receivable                                (120,942)                         198,788
                    Inventories                                      (1,051,034)                         391,016
                    Prepaid expense and other assets                   (559,892)                         (56,520)
                    Accounts payable                                   (634,486)                        (815,083)
                    Accrued liabilities                                 878,745                          260,217
                                                                 --------------                   --------------
                Net cash used in operating activities                (2,643,429)                        (908,147)
                                                                 --------------                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                             (2,254,372)                      (1,345,047)
     Purchase of Spinelli Coffee Company, net                             -                           (6,916,184)
     Additions to intangible assets                                    (338,989)                              -
                                                                 --------------                   --------------
               Net cash used in investing activities                 (2,593,361)                      (8,261,231)
                                                                 --------------                   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under bank line of credit                                 -                            2,542,979
     Repayment of bank line of credit                                (3,500,000)                              -
     Payments on notes payable                                         (109,434)                         (99,462)
     Proceeds from the issuance of note payable                           -                            2,500,000
     Proceeds from the issuance of convertible
           preferred stock                                           18,876,955                        4,597,000
     Stock issuance costs                                            (1,626,238)                         (25,670)
     Checks drawn in excess of bank balances                              -                             (113,893)
                                                                 --------------                   --------------
               Net cash provided by financing activities             13,641,283                        9,400,954
                                                                 --------------                   --------------
Net increase in cash and cash equivalents                             8,404,493                          231,576
Cash and cash equivalents at beginning of period                      1,149,160                           21,566
                                                                 --------------                   --------------
Cash and cash equivalents at end of period                          $ 9,553,653                      $   253,142
                                                                 ==============                   ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Deemed preferred stock dividend on convertible
     preferred stock issuance as a result of
     beneficial conversion feature of attached
     common stock warrants                                            7,248,751                        1,765,248
Noncash investing and financing activities:
     Accrued liability for preferred stock
           to be issued for commissions                               1,355,183                          229,850
     Accrued liability (or Acct. Payable) to
           purchase equipment                                            52,935                                0

              The accompanying notes are an integral part of
                        the financial statements

                        TULLY'S COFFEE CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Tully's Coffee Corporation ("Tully's" or the "Company") and its wholly owned subsidiary, Spinelli Coffee Company, after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income. The accompanying unaudited consolidated financial statements as of September 26, 1999 and September 27, 1998, and for the 13-week and 26-week periods ended September 26, 1999 and September 27, 1998 have been prepared by Tully's pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated financial statements contained in this form 10-Q are unaudited. In the opinion of management all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation for the interim periods have been reflected. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 for the year ended March 28, 1999. The results of operations for the 13-weeks and 26-weeks ended September 26, 1999 are not necessarily indicative of the results for the entire year ending April 2, 2000.

2. Inventories consist of the following:

                                           September 26, 1999              March 28, 1999
     Coffee
          Unroasted (Green) coffee               $ 1,662,470                   $  696,281
          Roasted coffee                             176,117                      114,847
     Other goods held for sale                       493,091                      547,064
     Packaging and other                             527,912                      450,364
                                          ----------------------        ---------------------
                                                 $ 2,859,590                   $1,808,556
                                          ======================        =====================

As of September 26, 1999, the Company has fixed-price purchase commitments for green coffee totaling approximately $590,000.

3.       Loss per Common Share

Basic loss per common share have been calculated based on the weighted-average common shares of 14,374,908, 14,333,747, 14,340,828 and
14,328,074 for the 13 weeks ended September 26, 1999, the 13 weeks ended September 27, 1998, the 26 weeks ended September 26, 1999 and the 26 weeks ended September 27, 1998, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the each of the periods presented were included in the computation of diluted loss per share as they were antidilutive.

4.       Stockholders' equity

Convertible Preferred stock

In August 1999, the Shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Preferred Stock from 10,000,000 to 30,000,000. The increase in authorized shares allowed the Company to accept additional subscriptions, convertible preferred stock.

For the 26-week period ending September 26, 1999, the Company issued 1,887,696 units or 7,550,782 shares of Series A Preferred Stock, with an aggregate purchase price of $18,876,955 bringing the total number of units issued to 3,442,018 and aggregate proceeds of the offering to $34,420,175. Each unit consists of 4 shares of the Company's Series A Preferred Stock and a Warrant to purchase two shares of the Company's Common Stock at an exercise price of $0.33 per share. The unit offering price was $10.00.

Common stock

In August 1999, the shareholders approved an amendment to the Company's Articles of Incorporation, increasing the authorized number of common shares from 40,000,000 to 120,000,000.

Warrants

In connection with the Series A convertible preferred stock issued during the 26-week period ending September 26, 1999, the Company issued warrants to purchase 3,775,391 shares of common stock at an exercise price of $0.33 per share bringing the total number of shares of common stock subject to purchase under the warrants to 6,884,035 shares . The exercise price of the warrant at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

As a result of the aforementioned accounting, the Company allocated $7,248,751 of the preferred stock proceeds to additional paid in capital. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock during the period. The weighted-average fair value of the warrants on the date of grant was $1.92 per share of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

Certain statements herein, including anticipated store openings, planned capital expenditures, projected goodwill amortization and trends in or expectations regarding the Company's operations, specifically including the effect of problems associated with the Year 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10 for the year ended March 28,1999. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

The Company's fiscal year ends on the Sunday closest to March 31. Fiscal year 1999 had 52 weeks. The fiscal year ending on April 2, 2000 will include 53 weeks.

The Company intends to continue its aggressive growth strategy and as a result, expects to incur costs of additional investment in its brand, infrastructure and management team to support a larger organization in the future. As a result, selling, general and administrative costs are expected to increase at a faster rate than net revenues in the near term. While store contribution is positive, it has not been sufficient to overcome the incremental costs associated with growth. The Company believes that in the longer term, selling, general and administrative costs will increase at a slower pace than net revenues enabling the Company to realize economies of scale.

During the 26 weeks ended September 26, 1999, Tully's Coffee Corporation ("Tully's" or the "Company") derived approximately 86% of net revenues from its Company-operated retail stores. Specialty sales consisting of domestic and international product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees account for the remaining 14% of net sales.

During the first 26 weeks of fiscal year 2000 Tully's completed a private placement raising approximately $18.9 million in the 26 week period bringing the total raised in the offering to $34.4 million. Investors purchased 1,887,696 investment units at $10 per unit during the 26 week period and a total of 3,442,018 units over the course of the offering . Each unit consisted of four shares of Class A Preferred Stock and a Warrant to purchase two shares of common stock at an exercise price of $0.33 per share of common stock. The proceeds have been used to repay $3 million in debt, for capital expenditures on new and acquired stores and working capital, leaving cash of $9 million at September 26, 1999. The Company plans to use the remaining proceeds to fund expansion in its existing and new markets and for working capital.

RESULTS OF OPERATIONS

COMPARING THE 13 WEEK PERIODS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

Revenues

Net revenues for the 13 weeks ended September 26, 1999, increased 23% to $6,755,000 from $5,499,000 for the corresponding period in fiscal 1999. Revenues for Spinelli Coffee Company are included for the full 13 weeks in both years since the purchase of Spinelli was completed at the beginning of the 13 week period ended September 27, 1998. Retail sales increased 23% to $5,762,000 from $4,668,000 due primarily to the opening of new retail stores within the last year. Retail sales increases were affected to a lesser extent by an increase in comparable store sales (stores open 13 weeks or longer) of 6%. Comparable store sales overall were reduced by a decline in sales in the stores acquired from Spinelli. Management anticipated a temporary sales decline due to the change in name and merchandise. Comparable store sales have improved as remodels and increased training efforts in these stores were completed. Excluding the stores acquired from Spinelli comparable store sales increased 13%. During the 13 weeks ended September 26, 1999, the Company opened two new stores. The Company ended the period with 59 Company-operated stores in the United States.

Specialty sales revenues increased 19% to $993,000 for the 13 weeks ended September 26, 1999, compared to $831,000 for the corresponding period in fiscal year 1999. Specialty sales growth was driven primarily by higher sales to wholesale and coffee service accounts.

Costs and expenses

Costs of goods sold and related occupancy expenses for the 13 weeks ended September 26, 1999 increased to $3,187,000 from $2,669,000 for the same period last year. As a percentage of sales, cost of goods sold and related occupancy expenses decreased to 47.2% for the 13 weeks ended September 26, 1999 from 48.5% for the comparable period in fiscal 1999. The decrease as a percentage of net sales was due primarily to improved coffee purchasing and lower store occupancy costs.

Selling, general and administrative costs for the 13 weeks ended September 26, 1999 increased to $4,126,000 from $3,091,000 for the same period last year. As a percentage of net sales, selling, general and administrative costs increase to 61.1% for the 13 weeks ended September 26, 1999 compared to 56.2% for the same period last year. This increase as a percentage of net sales is due primarily to higher marketing costs for the 13 weeks ended September 26, 1999 and to a lesser extent to higher general and administrative costs as a percentage of net sales reflecting planned investment in additional infrastructure to support expansion.

Stock option expense decreased to $115,000 for the 13 weeks ended September 26, 1999 from $153,000 in the same period last year. Stock option expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant.

Depreciation and amortization for the quarterly period ended September 26, 1999 was $588,000 compared to $420,000 for the quarterly period ended September 27, 1998. This 40% increase is a result of operating eleven additional stores in the current period. As a percentage of net revenue depreciation and amortization increased to 9% for the 13 week period ended September 26, 1999 compared to 8% in the similar period ended September 27, 1998.

Other expenses decreased to $165,000 of net expenses in the quarterly period ended September 26, 1999 compared to $468,000 in net expenses in the quarter ended September 27, 1998. This is primarily a result of less interest expense and noncash loan guarantee fees related to a lower balance on the bank line of credit.

Net loss

For the 13 weeks ended September 26, 1999 net operating loss was $1,426,000, an increase of $125,000 from $1,301,000 for the 13 weeks ended September 27, 1998, respectively. While gross margin increased by 1.3% and stock option and other expenses decreased for the 13 week period, this was more than offset by higher selling, general and administrative costs and depreciation and amortization as described above. Net loss applicable to common stockholders increased to $2,681,000 from $2,549,000 for the 13 weeks ended September 26, 1999 compared to the 13 weeks ended September 27, 1998. Net loss applicable to common stockholders per share increased to $0.19 per share compared to $0.18 in the prior year period due to the reasons described above.

COMPARING THE 26 WEEK PERIODS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

Revenues

Net revenues for the 26 weeks ended September 26, 1999, increased 48% to $12,870,000 from $8,684,000 for the corresponding period in fiscal 1999. Revenues of Spinelli are included for the full 26 weeks ended September 26, 1999 and for the last 13 weeks of the 26 week period ended September 27, 1998. Retail sales increased 44% to $11,052,000 from $7,659,000 due primarily to operating 23 more retail stores for all or part of the comparable periods. Retail sales increases were affected to a lesser extent by an increase in comparable store sales (stores open 13 weeks or longer) of 10%. Comparable store sales overall were reduced by a decline in sales in the stores acquired from Spinelli. Management anticipated a temporary sales decline due to the change in name and merchandise. Comparable store sales have improved as remodels and increased training efforts in these stores were completed. Excluding the stores acquired from Spinelli, comparable store sales increased 13%.

Sales in the stores acquired from Spinelli have improved recently due to store remodels and increased store training and merchandising efforts. During the 26 weeks ended September 26, 1999, the Company opened four new stores.

Specialty sales revenues increased 77% to $1,818,000 for the 26 weeks ended September 26, 1999, compared to $1,025,000 for the corresponding period in fiscal year 1999. Specialty sales growth was driven primarily by higher sales to wholesale and coffee service accounts driven by the Company's sales efforts and specialty sales included with the acquisition of Spinelli.

Costs and expenses

Cost of goods sold and related occupancy expenses for the 26 weeks ended September 26, 1999 increased to $6,145,000 from $4,344,000 for the same period last year. As a percentage of net sales, cost of goods sold and related occupancy expenses were 47.7% for the 26 weeks ended September 26, 1999 and 50.0% for the corresponding period of fiscal 1999. The decrease as a percentage of net revenue was due primarily to improved coffee purchasing.

Selling, general and administrative costs for the 26 weeks ended September 26, 1999 increased to $7,746,000 from $5,124,000 for the same period last year. As a percentage of sales, selling, general and administrative costs increased to 60.2% compared to 59.0% for the same period last year. This increase as a percentage of net sales is primarily due to higher marketing costs together with planned investment in additional infrastructure.

Stock option expense increased to $320,000 for the 26 weeks ended September 26, 1999 from $307,000 in the same period last year. This is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant.

Depreciation and amortization for the 26 weeks ended September 26, 1999 was $1,143,000 or 9% of net revenues compared to $660,000 or 8% of net revenues for the 26 week period ended September 27, 1998. This 73% increase is a result of operating eleven additional stores in the current period in addition to the stores acquired from Spinelli Coffee Corporation in June 1998 and only had 13 weeks of related depreciation during the 26 weeks ended September 27, 1998.

Other expenses and income decreased 40% to $424,000 of net expenses for the 26 week period ended September 26, 1999 compared to $700,000 in expense in the similar period ended September 27, 1998. This is primarily a result of lower interest expense and noncash loan guarantee expenses due to a lower balance on the bank line of credit.

Net loss

Net loss for the 26 weeks ended September 26, 1999 was $2,907,000, an increase of $456,000 from $2,451,000 in the first 26 weeks of the prior year. While gross margin increased by 2.3% and other expenses decreased for the 26 week period, this was more than offset by higher selling, general and administrative costs, stock option expense and depreciation and amortization as described above. Net loss applicable to common stockholders increased to $10,156,000 from $4,217,000 for the 26 weeks ended September 26, 1999 compared to the same period ended September 27, 1998. Net loss per common share increase to $0.71 per share compared to $0.29 per share in the prior period. This increase is primarily attributable to higher non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued with the preferred stock in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $9,554,000 in cash and cash equivalents and with working capital of $7,433,000. Cash and cash equivalents increased $8,404,000 during the 26 week period ended

September 26, 1999. The increase is the result of $19 million in private placement funds received throughout the 26 week period ended September 26, 1999, offset by operating activities during the same period and repayments of the bank line of credit. Net cash used in operating activities was $2,643,000 resulting primarily from a net loss before non-cash charges of $1,156,000 and an increase in non-cash net operating assets.

Cash used by investing activities for the first 26 weeks of fiscal 2000 totaled $2,593,000. These investments included opening four new
Company-operated stores, new store construction work in progress, enhancing information systems and capital improvements to certain existing stores.

During the first 26 weeks of fiscal year 2000 Tully's sold a total of 1,887,696 units of an "investment unit" at a price of $10.00 per unit. Each investment unit consisted of 4 shares of the Company's Class A convertible Preferred Stock and a Warrant to purchase two shares of the Company's common stock at an exercise price of $0.33 per share. In total during the 26 week period, Tully's received $18,876,955 upon the issuance of 7,550,782 shares of Class A convertible Preferred Stock convertible into an equal number of shares of common stock and Warrants to buy 3,775,391 shares of common stock at $0.33 per share. The total number of units issued are 3,442,018, the aggregate proceeds of the offering is $34,420,175 and the total number of shares of common stock subject to purchase under the warrants are 6,884,035 shares. The investment units were offered and sold only to accredited investors pursuant to Rule 506 of Regulation D.

Tully's has plans to continue to use the funds raised to pursue the company's strategy of expansion in its existing and new markets and to a lesser extent abroad. The Company may also pursue acquisitions as a means for further growth because they offer an established infrastructure and customer base. At the present time the Company has not entered into any agreements for future acquisitions.

Tully's anticipates that cash requirements for the remainder of fiscal year 2000, other than normal operating expenses, are to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. This growth of the Company's store base could be both through new stores and acquisition of existing competitors or operators in existing and new markets. The Company also anticipates making additional expenditures to expand its administrative offices and production capacity and to enhance information systems and remodel certain existing stores. As a result, selling, general and administrative costs are expected to increase at a faster rate than net revenues in the near term. In the longer term, selling, general and administrative costs are expected to grow at a slower pace than net revenues. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management believes that its cash on hand will be sufficient for its capital needs for the next twelve months.

The Company has funded its capital requirements principally through private placements of common and preferred stock and long term debt. To date, the Company continues to use cash and operate at a loss. The Company's ability to achieve positive cash flow depends upon a variety of factors, including the timely introduction and market success of its new stores and products, the costs of producing and marketing such products and various other factors, some of which may be beyond the Company's control. If the Company requires additional capital, it would seek such funding through additional public or private financing, although there can be no assurance that the Company will be able to obtain such financing.

YEAR 2000 COMPLIANCE

The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Computer programs, at the Company and elsewhere, with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to produce and distribute products, process transactions or engage in similar normal business activities.

The Company has investigated the impact of the year 2000 problem on its business, including operational, information and financial systems and has tested certain systems for compliance. Although it is not presently aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address all year 2000 issues. The
Company estimates the cost of making systems compliant is approximately $40,000. As of September 26, 1999, Tully's had expended approximately $25,000.

The Company is in the process of identifying and working with significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remedy year 2000 issues when their systems may affect our systems or otherwise impact operations. Although we have no reason to conclude that any specific supplier represents a risk, the reasonably likely worst-case scenario would entail disruption to our business due to the inability of a number of our suppliers to provide product. We are unable to quantify such a scenario, but it could potentially materially harm our results of our operations, liquidity or financial position.

Tully's has completed its review of non-information technology systems (including voice communications and security) will be completed before the end of November 1999. The estimated cost to remedy non-information technology systems is not expected to be material. Tully's expects that the source of funds for evaluation and remediation of year 2000 compliance issues will be cash on hand.

The third parties whose year 2000 problems could have the greatest effect on Tully's are believed by Tully's to be banks that maintain Tully's depository accounts and credit card processing systems, the company that processes Tully's payroll and companies that supply or distribute coffee beans and other goods.

COFFEE PRICES AND AVAILABILITY AND GENERAL RISK CONDITIONS

Coffee commodity prices are subject to substantial price fluctuations, caused by various factors including weather, political and economic conditions in certain coffee-producing countries and other supply-related concerns. Also, agreements establishing export quotas or restricting coffee supplies worldwide have in the past effected the price of coffee. If coffee prices were to rise significantly this could have a negative influence on the Company.

The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of September 26, 1999 Tully's had approximately $590,000 in fixed-price purchase commitments which along with its current inventory levels the Company believes will be sufficient to meet all its coffee needs through fiscal year end. The Company believes that the risk of non-delivery on these purchase commitments is remote.

Tully's future operating results and earnings could be impacted by other factors outside its control. These would include increased competition, finding ideal locations for future expansion and increased costs of operations including finding skilled personnel to maintain its current and new operations.

SEASONALITY

Tully's business is subject to seasonal fluctuations. Significant portions of Tully's net revenues and profits are realized during the third quarter of its fiscal year. This period includes the Thanksgiving through New Years holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and Tully's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of Tully's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Asia. This exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results, or cash flow.

ITEM 2.  CHANGES IN SECURITIES

Investment Units Consisting of Shares of Class A Preferred Stock and Warrants

At various dates during the first 26 weeks of fiscal year 2000 the Company sold a total of 1,887,656 units of an "investment unit" at a price of $10.00 per unit. Each investment unit consisted of 4 shares of the Company's Class A Preferred Stock together with a Warrant to purchase two shares of the Company's common stock at an exercise price of $0.33 per share of common stock. In total, Tully's received $18,876,955 as the result of the sale of the investment units which resulted in the issuance of 7,550,782 shares of Class A Preferred Stock convertible into 7,550,782 shares of common stock and Warrants to buy 3,775,391 shares of common stock at $0.33 per share. This brought the total number of shares issued to 13,768,070, the aggregate proceeds of the offering to $34,420,175 and the total number of shares of common stock subject to purchase under the warrants to 6,884,035 shares The investment units were offered and sold pursuant to Rule 506 of Regulation D only to accredited investors. A total of 582 accredited investors purchased these investment units during this offering.

On August 11, 1999, the shareholders of Tully's approved four amendments to the Company's Articles of Incorporation. These included amendments to increase the number of authorized shares of common stock form 40,000,000 to 120,000,000 shares and an increase in the number of authorized Class A Preferred Stock from 10,000,000 to 30,000,000.

Warrants

The warrants issued as part of the investment units are non-detachable from the Series A Preferred Stock. Each warrant entitles the holder to purchase two shares of Tully's common stock at a price of $0.33 per share purchased. The warrants may be exercised, in whole or in part, at any time after they are issued. Any warrants outstanding, but unexercised, at the time Tully's commences a Qualified Offering will be cancelled immediately prior to the commencement of such Qualified Offering. The holder of the warrant may exercise it at any time prior to the tenth anniversary of the issuance of the warrant.

The warrants include provisions for anti-dilution protection right for the shares of common stock issuable upon exercise of the warrants. Under these anti-dilution rights, if Tully's were to issue additional stock in connection with a stock split, reverse stock split or stock dividend then the exercise price ($0.33 per share) and the number of shares issuable under the warrants would be adjusted so that the new conversion price and the number of shares of common stock issuable upon exercise of the warrants will be proportionately increased or reduced to reflect such split or dividend.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Stockholders on August 11, 1999. There were a total of 10,056,728 shares of the Company's common stock and 6,343,530 shares of the Company's preferred stock present at the meeting, either in person or represented by proxy. The number of shares present at the meeting represented a quorum for each of their respective classes.

There were three matters submitted to the shareholders of the Company for ratification or approval. The specific matters submitted for voting by the shareholders and the results of the voting were as follows:

         Proposal          1: Amendments to the Articles of Incorporation to:
                           (i) increase the number of authorized shares of common stock from 40,000,000 to 120,000,000 shares;
                           (ii) to increase the number of authorized shares of preferred stock from 10,000,000 to 30,000,000 shares, including the designation of a specific (Class "A") preferred stock consisting of 17,500,000 shares and designating the rights and preferences of such Class A preferred stock; (iii) to eliminate the cumulative voting rights in connection with the election of Directors of the Company and (iv) to eliminate and deny the existing preemptive rights of shareholders of the Company in connection with the issuance of shares by the Company.

                                 SHARES VOTING            VOTES FOR       VOTES AGAINST   VOTES ABSTAINING
                                 -------------            ---------      -------------   ----------------
                                  Common Stock            10,023,711            33,017       4,305,111
                                Preferred Stock            6,310,730            32,800       3,656,120

         Proposal 2: Amended the Employee stock option plan to increase the number of shares reserved for issuance under the plan from 718,000 shares of common stock to 4,200,000 shares.

                                 SHARES VOTING            VOTES FOR      VOTES AGAINST   VOTES ABSTAINING
                                 -------------            ---------      -------------   ----------------
                                  Common Stock            10,015,428          41,300        4,305,111
                                Preferred Stock            6,323,530          20,000        3,656,120

         Proposal 3:       To approve the 1999 Employee Stock Purchase Plan.

                                 SHARES VOTING            VOTES FOR      VOTES AGAINST   VOTES ABSTAINING
                                 -------------            ---------      -------------   ----------------
                                  Common Stock            10,029,011          27,717        4,305,111
                                Preferred Stock           6,283,530           60,000        6,565,120

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit
                  Number        Description
                  ------        -----------
                   3.1          Articles of Incorporation, as amended

                  10.1          Tully's Coffee Corporation Amended and Restated
                                1994 Stock Option Plan.

                  10.2          Tully's Coffee Corporation 1999 Employee Stock
                                Purchase Plan


(b)      Current Reports on Form 8-K

         None.

                         TULLY'S COFFEE CORPORATION

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TULLY'S COFFEE CORPORATION.




Date:      November 15, 1999          By:     /s/ STEPHEN R. GRIFFIN
                                              ---------------------------------
                                              Stephen R. Griffin
                                              Vice President - Finance and
                                              Chief Financial Officer