Form 10-Q
period 1999-12-26
TULLYS COFFEE CORP
filed 2000-02-09
CIK 944136

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999

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

       3100 AIRPORT WAY SOUTH
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

                                Yes  X  No
                                    ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, NO PAR VALUE                     14,854,031
            (Title of Each Class)            Number of Shares Outstanding at
                                                    December 26, 1999

                           TULLY'S COFFEE CORPORATION

                                    Form 10-Q
                For the Quarterly Period Ended December 26, 1999

                                      Index


         PART I              FINANCIAL INFORMATION                                            Page No.
                                                                                          -----------------
         Item 1              Consolidated Balance Sheets at December 26, 1999
                             (unaudited) and March 28, 1999                                      3

                             Consolidated Statements of Operations for the 13
                             and 39 Week Periods Ended December 26, 1999 and
                             December 27, 1998 (unaudited)                                       4

                             Consolidated Statements of Cash Flows for the 39
                             Week Periods Ended December 26, 1999 and December
                             27, 1998 (unaudited)                                                5

                             Notes to Consolidated Financial Statements                          6

         Item 2              Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                 7

         Item 3              Quantitative and Qualitative Disclosures about Market Risk          12

         PART II             OTHER INFORMATION

         Item 1              Legal Proceedings                                                   12

         Item 2              Changes in Securities                                               12

         Item 6              Exhibits and Reports on Form 8-K                                    14

                             SIGNATURE                                                           15


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TULLY'S COFFEE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           December 26, 1999
                                                              (unaudited)                March 28, 1999
                                                        -------------------------    ------------------------
ASSETS
Current Assets:
       Cash and cash equivalents                                    $ 10,008,926                 $ 1,149,160
       Accounts receivable, net                                        1,203,341                     695,037
       Inventories, net                                                3,447,384                   1,808,556
       Prepaid expenses                                                  856,974                      84,197
                                                        -------------------------    ------------------------

           Total current assets                                       15,516,625                   3,736,950

Property and equipment, net                                           14,228,658                  10,991,722
Goodwill, net                                                          4,859,031                   4,973,370
Other intangible assets, net                                           1,327,564                     760,320
Other assets                                                             505,020                     256,657
                                                        -------------------------    ------------------------
           Total assets                                             $ 36,436,898                 $20,719,019
                                                        =========================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                            $    172,178                $     27,744
       Bank line of credit                                             3,000,000                   6,500,000
       Accounts payable                                                1,379,719                   1,808,619
       Accrued liabilities and other current
          liabilities                                                  3,391,461                   1,199,413
                                                        -------------------------    ------------------------
           Total current liabilities                                   7,943,358                   9,535,776

Long-term debt, net of current portion                                     8,044                     128,978
Capital lease obligation                                                 157,033                     192,754
Deferred lease costs                                                     854,822                     885,232
                                                        -------------------------    ------------------------
           Total liabilities                                           8,963,257                  10,742,740

Stockholders' equity:
       Series A convertible preferred stock, no par;
           30,000,000 shares authorized 15,373,664
           and 6,217,480 issued and outstanding,
           stated value of $2.50 and a liquidation
           preference of $38,434,160 and $15,543,700
           at December 26, 1999 and March 28, 1999,
           respectively                                               35,199,663                  14,351,934
       Common stock, no par value; 120,000,000
           shares authorized; 14,854,031 and
           14,314,000 shares issued and outstanding                    7,942,721                   7,444,922
       Additional paid-in capital                                     20,181,638                  10,489,829
       Accumulated deficit                                           (35,850,381)                (22,310,406)
                                                        -------------------------    ------------------------
           Total stockholders' equity                                 27,473,641                   9,976,279
                                                        -------------------------    ------------------------
           Total liabilities and stockholders' equity               $ 36,436,898                $ 20,719,019
                                                        =========================    ========================

    The accompanying notes are an integral part of these financial statements

                           TULLY'S COFFEE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Thirteen Weeks Ended                  Thirty nine Weeks Ended
                                           December 26,       December 27,       December 26,        December 27,
                                               1999               1998                1999               1998
                                                     (unaudited)                            (unaudited)
                                        -------------------------------------- --------------------------------------
Net revenues                                   $ 7,324,110        $ 5,948,137       $ 20,133,741         $14,632,058
Cost of sales and related occupancy
       expense                                   3,542,507          2,894,442          9,687,481           7,238,806
Selling, general and administrative
       costs                                     4,655,203          3,317,102         12,400,742           8,725,635
Stock option compensation expenses                 231,840            288,644            551,961             595,450
Depreciation and amortization                      683,819            331,318          1,816,024             991,426
                                        -------------------------------------- ------------------ -------------------
       Operating loss                            1,789,259            883,369          4,322,467           2,919,259
                                        -------------------------------------- ------------------ -------------------

Other expense, net                                  57,119            458,370            427,387           1,158,778
                                        -------------------------------------- ------------------ -------------------

       Net loss                                $(1,846,378)       $(1,341,739)      $ (4,749,854)        $(4,078,037)


Preferred stock dividend/accretion               1,541,370          1,203,987          8,790,121           2,969,235
                                        -------------------------------------- ------------------ -------------------
Net loss applicable to common
       stockholders                            $(3,387,748)       $(2,545,726)      $(13,539,975)        $(7,047,272)
                                        ====================================== ================== ===================

Weighted average number of common
       and common equivalent shares
       outstanding                              14,475,308         14,302,500         14,385,654          14,298,918
                                        ====================================== ================== ===================

Basic and diluted net loss per common
       share                                   $     (0.23)       $     (0.18)      $      (0.94)        $     (0.49)
                                        ====================================== ================== ===================

     The accompanying notes are an integral part of the financial statements

                           TULLY'S COFFEE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Thirty-nine Weeks Ended
                                                           December 26,             December 27,
                                                                1999                    1998
                                                                        (unaudited)
                                                      ------------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $(4,749,854)            $(4,078,037)
     Adjustments to reconcile net loss to net cash
          used in operating activities
               Depreciation and amortization                        1,816,024                 991,426
               Stock option expense                                   551,959                 595,450
               Provisions for doubtful accounts                        35,850                  14,078
               Stock issued in exchange for services                   11,635                  50,000
               Loan guarantee fee expense                             349,729                 547,011
               Deferred lease costs                                   (30,410)                187,166
               Loss on disposition of property                         (4,855)
               Imputed officer compensation                                                    90,000
               Changes in assets and liabilities
                    Accounts receivable                              (544,154)             (1,121,812)
                    Inventories                                    (1,638,828)                415,007
                    Prepaid expense and other assets               (1,021,140)               (285,929)
                    Accounts payable                                 (428,900)               (314,347)
                    Accrued liabilities                               637,441                   2,514
                                                      ------------------------ -----------------------
                Net cash used in operating activities              (5,015,503)             (2,907,473)
                                                      ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (4,684,549)             (2,196,793)
     Purchase of Spinelli Coffee Company, net                                              (6,916,184)
     Additions to intangible assets                                  (455,492)
                                                      ------------------------ -----------------------
               Net cash used in investing activities               (5,140,041)             (9,112,977)
                                                      ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings under bank line of credit                                                   2,343,000
     Repayment of bank line of credit                              (3,500,000)
     Payments on notes payable                                        (11,221)                (20,860)
     Proceeds from the issuance of note payable                                             2,500,000
     Proceeds from the issuance of common stock                       125,194
     Proceeds from the issuance of convertible
         preferred stock                                           22,890,460               7,732,382
     Stock issuance costs                                            (489,123)                (32,892)
     Checks drawn in excess of bank balances                                                 (113,893)
                                                      ------------------------ -----------------------
               Net cash provided by financing
                  activities                                       19,015,310              12,407,737
                                                      ------------------------ -----------------------
Net increase in cash and cash equivalents                           8,859,766                 387,287
Cash and cash equivalents at beginning of period                    1,149,160                  21,566
                                                      ------------------------ -----------------------
Cash and cash equivalents at end of period                        $10,008,926             $   408,853
                                                      ======================== =======================

SUPPLEMENTAL CASH FLOW INFORMATION
Deemed preferred stock dividend on convertible
     preferred stock issuance as a result of
     beneficial conversion feature of attached
     common stock warrants                                          8,790,121               2,969,235
Noncash investing and financing activities:
     Accrued liability for preferred stock to be
          issued for commissions                                    1,554,608
     Stock issued for property and equipment and
          intangibles                                                 360,970

     The accompanying notes are an integral part of the financial statements

                           TULLY'S COFFEE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Tully's Coffee Corporation ("Tully's" or the "Company") and its wholly owned subsidiary, Spinelli Coffee Company, after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income. The accompanying unaudited consolidated financial statements as of December 26, 1999 and December 27, 1998, and for the 13-week and 39-week periods ended December 26, 1999 and December 27, 1998 have been prepared by Tully's pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The consolidated financial statements contained in this form 10-Q are unaudited. In the opinion of management all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation for the interim periods have been reflected. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 for the year ended March 28, 1999. The results of operations for the 13-weeks and 39-weeks ended December 26, 1999 are not necessarily indicative of the results for the entire year ending April 2, 2000.

2. Inventories consist of the following:

                                            December 26, 1999               March 28, 1999
                                          ----------------------         ---------------------
     Coffee
          Unroasted coffee                           $1,707,759                     $ 696,281
          Roasted coffee                                191,580                       114,847
     Other goods held for sale                          869,961                       547,064
     Packaging and other                                678,084                       450,364
                                          ----------------------         ---------------------
                                                     $3,447,384                    $1,808,556
                                          ======================         =====================

As of December 26, 1999, the Company has fixed-price purchase commitments for coffee totaling approximately $2.9 million.

3. Loss per Common Share

Basic loss per common share have been calculated based on the weighted-average common shares of 14,475,308, 14,302,500, 14,385,654 and 14,298,918 for the 13
weeks ended December 26, 1999, the 13 weeks ended December 27, 1998, the 39 weeks ended December 26, 1999 and the 39 weeks ended December 27, 1998, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. See note 4 for discussion of preferred stock dividend/accretion included in net loss applicable to common stockholders.

4.       Stockholders' equity

Convertible preferred stock

In August 1999, the Shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Preferred Stock from 10,000,000 to 30,000,000. The increase in authorized shares allowed the Company to accept additional subscriptions for the investment units it was offering.

For the 39-week period ending December 26, 1999, the Company issued 2,289,460 investment units consisting of 9,156,184 shares of Series A Preferred Stock and Warrants to purchase 4,578,188 shares of Common Stock, with an aggregate purchase price of $22,890,459 bringing the total number of units issued to 3,842,416 and aggregate proceeds of the offering to $38,424,160. Each unit consists of 4 shares of the Company's Series A Preferred Stock and a Warrant to purchase two shares of the Company's Common Stock at an exercise price of $0.33 per share. The unit offering price was $10.00.

Common stock

In August 1999, the shareholders approved an amendment to the Company's Articles of Incorporation, increasing the authorized number of common shares from 40,000,000 to 120,000,000.

Warrants

In connection with the Series A convertible preferred stock issued during the 39-week period ending December 26, 1999, the Company issued warrants to purchase 4,578,188 shares of common stock at an exercise price of $0.33 per share bringing the total number of shares of common stock subject to purchase under the warrants to 7,686,832 shares. The exercise price of the warrant at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

As a result of the aforementioned accounting, the Company allocated $8,790,121 of the preferred stock proceeds to additional paid in capital. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock during the period. The weighted-average fair value of the warrants on the date of grant was $1.92 per share of common stock.

During the 39-week period ending December 26, 1999, warrants for 504,572 common shares were exercised with aggregate proceeds of $125,194. As of December 26, 1999 the total number of shares of common stock subject to purchase under the warrants is 7,182,260 shares.

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

The following information should be read in conjunction with the financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10 filed with the Commission on July 26, 1999. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

The Tully's Coffee Corporation ("Tully's" or the "Company") fiscal year ends on the Sunday closest to March 31. Fiscal year 1999 had 52 weeks. The fiscal year ending on April 2, 2000 will include 53 weeks.

The Company intends to continue its aggressive growth strategy and as a result, expects to incur costs of additional investment in its brand, infrastructure and management team to support a larger organization in the future. As a result, selling general and administrative costs are expected to increase at a faster rate than net revenues in the near term. While store contribution is positive, it has not been sufficient to offset the costs associated with growth. The Company believes that in the longer term, selling, general and administrative costs will increase at a slower pace than net revenues enabling the Company to realize economies of scale.

During the 39 weeks ended December 26, 1999, the Company derived approximately 86% of net revenues from its Company-operated retail stores compared with 87% for the same period in the prior year. Specialty sales consisting of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores in the Pacific Rim account for the remaining 14% of net sales.

During the first 39 weeks ended December 26, 1999 Tully's completed a private placement raising approximately $22.9 million bringing the total capital raised in the offering to $38.4 million. Accredited investors purchased 2,289,460 investment units at $10 per unit during the 39 week period and a total of 3,843,416 units over the course of the offering. Each unit consisted of four shares of Class A Preferred Stock and a Warrant to purchase two shares of common stock at an exercise price of $0.33 per share of common stock. The proceeds have been used to repay debt, for capital expenditures on new and acquired stores and for working capital, leaving cash of $10.0 million at December 26, 1999. The Company plans to use the remaining proceeds to fund expansion in its existing and new markets and for working capital.

RESULTS OF OPERATIONS

COMPARING THE 13 WEEK PERIODS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Revenues

Net revenues for the 13 weeks ended December 26, 1999, increased 23% to $7,324,000 from $5,948,000 for the corresponding period in fiscal 1999. Revenues for Spinelli Coffee Company are included for the full 13 weeks in both years since the purchase of Spinelli was completed at the beginning of the 13 week period ended September 26, 1998. Retail sales increased 24% to $6,224,000 from $5,023,000 due primarily to the opening of new retail stores within the last year. Retail sales increases were affected to a lesser extent by an increase in comparable store sales (stores open 13 months or longer) of 10%. Excluding the stores acquired from Spinelli, comparable store sales increased 13%. During the 13 weeks ended December 26, 1999, the Company opened three new stores. The Company ended the period with 61 Company-operated stores in the United States compared to 54 at the end of December 1998.

Specialty sales revenues increased 19% to $1,100,000 for the 13 weeks ended December 26, 1999, compared to $925,000 for the corresponding period in fiscal year 1999. Specialty sales growth was driven primarily by increased sales to wholesale and coffee service accounts and an increase in the number of licensed stores to 26 compared to 18 at the end of December 1998.

Costs and expenses

Costs of goods sold and related occupancy expenses for the 13 weeks ended December 26, 1999 increased to $3,543,000 from $2,894,000 for the same period last year. As a percentage of sales, cost of goods sold and related occupancy expenses decreased to 48.4% for the 13 weeks ended December 26, 1999 from

48.7% for the comparable period in fiscal 1999. The decrease as a percentage of net sales was due primarily to improved coffee purchasing and lower store occupancy costs.

Selling, general and administrative costs for the 13 weeks ended December 26, 1999 increased to $4,655,000 from $3,317,000 for the same period last year. As a percentage of net sales, selling, general and administrative costs increase to 63.6% for the 13 weeks ended December 26, 1999 compared to 55.8% for the same period last year. This increase as a percentage of net sales is due primarily to higher marketing costs for the 13 weeks ended December 26, 1999 and higher general and administrative costs reflecting planned investment in additional infrastructure to support expansion, including; field operations, training, administrative and executive personnel; pre-opening costs for new stores; increased field operations costs; and certain administrative costs associated with the Company's Special Meeting of Shareholders and becoming a reporting company.

Stock option expense decreased to $232,000 for the 13 weeks ended December 26, 1999 from $289,000 in the same period last year. Stock option expense is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant.

Depreciation and amortization for the quarterly period ended December 26, 1999 was $684,000 compared to $331,000 for the quarterly period ended December 27, 1998. This 107% increase is a result of operating nine additional stores in the current period. As a percentage of net revenue, depreciation and amortization increased to 9.3% for the 13 week period ended December 26, 1999 compared to 5.6% in the similar period ended December 27, 1998.

Other expenses, net, decreased to $57,000 in the quarterly period ended December 26, 1999 compared to $458,000 in net expenses in the quarter ended December 27, 1998. This decrease is primarily a result of interest income earned on proceeds from the Company's preferred stock offering and less interest expense due to reduced debt outstanding and reduced non-cash loan guarantee fees related to a lower balance on the bank line of credit.

Net loss

For the 13 weeks ended December 26, 1999 net operating loss was $1,846,000, an increase of $504,000 from $1,342,000 for the 13 weeks ended December 27, 1998. While gross margin increased by 0.3% and stock option and other expenses decreased for the 13 week period, this was more than offset by higher selling, general and administrative costs and depreciation and amortization as described above. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, increased to $3,388,000 from $2,546,000 for the 13 weeks ended December 26, 1999 compared to the 13 weeks ended December 27, 1998. Net loss applicable to common stockholders per share increased to $0.23 per share compared to $0.18 in the prior year period due to the reasons described above. This increase is primarily attributable to higher non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Investment Units in the current period.

COMPARING THE 39 WEEK PERIODS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

Revenues

Net revenues for the 39 weeks ended September 26, 1999, increased 38% to $20,134,000 from $14,632,000 for the corresponding period in fiscal 1999. Revenues of Spinelli Coffee Company are included for the full 39 weeks ended December 26, 1999 and for the last 26 weeks of the 39 week period ended December 27, 1998. Retail sales increased 36% to $17,224,000 from $12,687,000 due primarily to operating 21 more retail stores for all or part of the comparable periods. Retail sales increases were affected to a lesser extent by an increase in comparable store sales (stores open 13 months or longer) of 14%. During the 39 weeks ended December 26, 1999, the Company added six new stores.

Specialty sales revenues increased 50% to $2,910,000 for the 39 weeks ended December 26, 1999, compared to $1,945,000 for the corresponding period in fiscal year 1999. Specialty sales growth was driven primarily by higher sales to wholesale and coffee service accounts driven by the Company's sales efforts and specialty sales included with the acquisition of Spinelli.

Costs and expenses

Cost of goods sold and related occupancy expenses for the 39 weeks ended December 26, 1999 increased to $9,688,000 from $7,239,000 for the same period last year. As a percentage of net sales, cost of goods sold and related occupancy expenses were 48.1% for the 39 weeks ended December 26, 1999 and 49.5% for the corresponding period of fiscal 1999. The decrease as a percentage of net revenue was due primarily to improved coffee purchasing and lower store occupancy costs.

Selling, general and administrative costs for the 39 weeks ended December 26, 1999 increased to $12,401,000 from $8,726,000 for the same period last year. As a percentage of sales, selling, general and administrative costs increased to 61.6% compared to 59.6% for the same period last year. This increase as a percentage of net sales is primarily due to higher general and administrative costs reflecting investment in additional infrastructure to support expansion, including; field operations and administrative personnel and other costs, training and pre-opening costs for new stores.

Stock option expense decreased to $552,000 for the 39 weeks ended December
26, 1999 from $595,000 in the same period last year. This is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant.

Depreciation and amortization for the 39 weeks ended December 26, 1999 was $1,816,000 or 9.0% of net revenues compared to $991,000 or 6.8% of net revenues for the 39 week period ended December 27, 1998. This 83% increase is a result of operating seven additional stores at December 26, 1999 compared with December 27, 1998 in addition to the stores acquired from Spinelli Coffee Corporation in June 1998 which only had 26 weeks of related depreciation during the 39 weeks ended December 27, 1998.

Other expenses, net, decreased 63% to $427,000 for the 39 week period ended December 26, 1999 compared to $1,159,000 in the similar period ended December 27, 1998. This decrease is primarily a result of interest income earned on proceeds from the Company's preferred stock offering and less interest expense due to reduced debt outstanding and reduced noncash loan guarantee fees related to a lower balance on the bank line of credit.

Net loss

Net loss for the 39 weeks ended December 26, 1999 was $4,750,000, an increase of $672,000 from $4,078,000 in the first 39 weeks of the prior year. While gross margin increased by 1.4% and other expenses decreased for the 39 week period, this was more than offset by higher selling, general and administrative costs, stock option expense and depreciation and amortization as described above. Net loss applicable to common stockholders increased to $13,540,000 from $7,047,000 for the 39 weeks ended December 26, 1999 compared to the same period ended December 27, 1998. Net loss per common share increase to $0.94 per share compared to $0.49 per share in the prior period. This increase is primarily attributable to higher non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued with the preferred stock in the current period.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period with $10.0 million in cash and cash equivalents and with working capital of $7.6 million. Cash and cash equivalents increased $8.9 million during the 39 week period ended December 26, 1999. The increase is the result of the continued funding of the Company's Investment Unit offering throughout the 39 week period ended December 26, 1999, offset by operating activities and capital expenditures during the same period and repayments of the bank line of credit. Net cash used in operating activities was $5,016,000 resulting primarily from a net loss before non-cash charges of $2,020,000 and an increase in non-cash net operating assets.

Cash used by investing activities for the first 39 weeks of fiscal 2000 totaled $5,140,000. These investments included opening six new
Company-operated stores, new store construction work in progress, enhancing information systems and capital improvements to certain existing stores and the Company's administrative facilities.

During the first 39 weeks of fiscal year 2000 Tully's sold a total of 2,289,460 investment units at a price of $10.00 per unit. Each investment unit consisted of 4 shares of the Company's Class A Convertible Preferred Stock and a Warrant to purchase two shares of the Company's common stock at an exercise price of $0.33 per share. In total during the 39 week period, Tully's received $22,890,459 upon the issuance of 9,156,184 shares of Class A Convertible Preferred Stock convertible into an equal number of shares of common stock and Warrants to buy 4,578,188 shares of common stock at $0.33 per share. The total number of units issued during the course of the offering is 3,842,416, the aggregate proceeds of the offering is $38,424,159, the total number of shares of preferred stock issued is 15,369,664 and the total number of shares of common stock subject to purchase under the warrants is 7,686,832 shares. During the 39-week period ending December 26, 1999, warrants for 504,572 common shares were exercised with aggregate proceeds of $125,194. As of December 26, 1999 the total number of shares of common stock subject to purchase under the warrants is 7,182,260 shares. The investment units were offered and sold only to accredited investors pursuant to Rule 506 of Regulation D.

Tully's has and plans to continue to use the funds raised to pursue the Company's strategy of expansion in its existing and new markets and to a lesser extent abroad. The Company also intends to pursue additional acquisitions as a means for further growth because they offer an established infrastructure and customer base. At the present time the Company has not entered into any agreements for future acquisitions.

Tully's anticipates that cash requirements for the remainder of fiscal year 2000 and through fiscal year 2001, other than normal operating expenses, are to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. The Company has entered into leases for 25 new store locations in Washington and California and is pursuing numerous other potential store locations in these as well as other markets. Capital expenditures for the 25 new stores are estimated to be $5.4 million and the annual lease commitment is approximately $1.2 million. The Company also anticipates making additional expenditures to expand its administrative offices and production capacity and to enhance information systems and remodel certain existing stores. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management believes that its cash on hand will be sufficient for its capital needs for the next twelve months.

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

As a result of the year 2000 change over the company did not encounter any disruption to its business operations and so far considers the transition to calendar year 2000 to be smooth. While still too early to determine the effects of the of the Year 2000 issues on its transactions with customers and suppliers, so far the Company has not encountered any significant disruptions to its business operations. The Company is continuing to monitor closely both its internal systems and transactions with customers and suppliers for any indication of Year 2000 related problems.

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

The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of December 26, 1999 Tully's had approximately $2.9 million in fixed-price purchase commitments which together with its current inventory levels the Company believes will be sufficient to meet all its coffee needs through fiscal year end. The Company believes that the risk of non-delivery on these purchase commitments is remote.

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

ITEM 2.  CHANGES IN SECURITIES

Investment Units Consisting of Shares of Class A Preferred Stock and Warrants

At various dates during the first 39 weeks of fiscal year 2000 the Company sold a total of 2,289,460 investment units at a price of $10.00 per unit. Each investment unit consisted of 4 shares of the Company's Class A Preferred Stock together with a Warrant to purchase two shares of the Company's common stock at an exercise price of $0.33 per share of common stock. In total, Tully's received $22,890,459 as the result of the sale of the investment units which resulted in the issuance of 9,156,184 shares of Class A Preferred Stock convertible into 9,156,184 shares of common stock and Warrants to buy 4,578,092 shares of common stock at $0.33 per share. This brought the total number of shares issued to 15,543,664, the aggregate proceeds of the offering to $38,434,160 and the total number of shares of common stock subject to purchase under the warrants to 7,686,832 shares. During the 39-week period ending December 26, 1999, warrants for 504,572 common shares were exercised with aggregate proceeds of $125,194. As of December 26, 1999 the total number of shares of common stock subject to purchase under the warrants is 7,182,260 shares. The investment units were offered and sold pursuant to Rule 506 of Regulation D only to accredited investors. A total of 670 accredited investors purchased these investment units during this offering.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Current Reports on Form 8-K

         None.

                           TULLY'S COFFEE CORPORATION

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TULLY'S COFFEE CORPORATION.

Date: February 9, 2000            By: /s/ Stephen R. Griffin
                                  ----------------------------------------------
                                  Stephen R. Griffin
                                  Vice President - Finance and Chief Financial
                                  Officer