Form 10-Q/A
period 1999-09-26
TULLYS COFFEE CORP
filed 2000-07-03
CIK 944136

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                               ---------------


                               AMENDMENT NO. 1
                                      TO
                                  FORM 10-Q


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
                                                       =========================          ==============================

                The accompanying notes are an integral part of
                        these financial statements

                         TULLY'S COFFEE CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Thirteen Weeks Ended             Twenty-six Weeks Ended
                                       September 26,  September 27,    September 26,    September 27,
                                           1999           1998             1999             1998
                                               (unaudited)                         (unaudited)
                                       --------------------------      -------------------------------
Net revenues                           $ 6,755,365     $5,498,985      $ 12,870,427    $  8,683,921
Cost of sales and related occupancy
       expense                           3,187,342      2,668,587         6,145,081       4,344,364
Selling, general and administrative
       costs                             4,126,343      3,090,856         7,746,134       5,123,604
Stock option compensation expenses         115,031        153,403           320,119         306,806
Depreciation and amortization              587,657        419,863         1,142,712         660,108
                                       ------------   ------------     -------------   -------------
       Operating loss                   (1,261,008)      (833,724)       (2,483,619)     (1,750,961)
                                       ------------   ------------     -------------   -------------

Other expense                              165,177        467,668           423,562         700,408
                                       ------------   ------------     -------------   -------------

       Net loss                        $(1,426,185)   $(1,301,392)      $(2,907,181)   $ (2,451,369)


Preferred stock dividend/accretion       3,617,532        517,248         7,248,751       1,765,248
                                       ============   ============     =============   =============
Net loss applicable to common
       stockholders                    $(5,043,717)   $(1,818,640)     $(10,155,932)   $ (4,216,617)
                                       ============   ============     =============   =============

Weighted average number of common
       and common equivalent shares
       outstanding                      14,374,908     14,333,747        14,340,828      14,328,074
                                       ============   ============     =============   =============

Basic and diluted net loss per common
       share                           $     (0.35)   $     (0.13)     $     ( 0.71)   $     ( 0.29)
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

Net loss


For the 13 weeks ended September 26, 1999 net operating loss was $1,426,000, an increase of $125,000 from $1,301,000 for the 13 weeks ended September 27, 1998, respectively. While gross margin increased by 1.3% and stock option and other expenses decreased for the 13 week period, this was more than offset by higher selling, general and administrative costs and depreciation and amortization as described above. Net loss applicable to common stockholders increased to $5,044,000 from $1,819,000 for the 13 weeks ended September 26, 1999 compared to the 13 weeks ended September 27, 1998. Net loss applicable to common stockholders per share increased to $0.35 per share compared to $0.13 in the prior year period due to the reasons described above.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit
                  Number        Description
                  ------        -----------
                   3.1*         Articles of Incorporation, as amended

                  10.1*         Tully's Coffee Corporation Amended and Restated
                                1994 Stock Option Plan.

                  10.2*         Tully's Coffee Corporation 1999 Employee Stock
                                Purchase Plan


*Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

(b)      Current Reports on Form 8-K

         None.

                         TULLY'S COFFEE CORPORATION

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TULLY'S COFFEE CORPORATION.




Date:      June 30, 2000              By:     /s/ STEPHEN R. GRIFFIN
                                              ---------------------------------
                                              Stephen R. Griffin
                                              Vice President - Finance and
                                              Chief Financial Officer