Form 10-K
period 2000-04-02
TULLYS COFFEE CORP
filed 2000-07-03
CIK 944136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 2, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26829
                            ------------------------
                           TULLY'S COFFEE CORPORATION

             (Exact name of registrant as specified in its charter)

           WASHINGTON                                  91-1557436
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                             3100 AIRPORT WAY SOUTH
                           SEATTLE, WASHINGTON 98134
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 233-2070

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, no par value
                             (Title of each class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of July 1, 2000, the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $ N.A.

    As of July 1, 2000, the number of shares of the registrant's Common Stock outstanding was 15,560,644.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Parts of registrant's proxy statement for the 2000 annual meeting of shareholders to be held on September 14, 2000 are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
NO.                                                                                     NO.
----                                                                                  --------
A WARNING ABOUT FORWARD-LOOKING STATEMENTS..........................................       1

                                                   PART I

ITEM 1.                 BUSINESS....................................................       1

ITEM 2.                 PROPERTIES..................................................      10

ITEM 3.                 LEGAL PROCEEDINGS...........................................      10

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      10

ITEM 4(a).              EXECUTIVE OFFICERS OF THE REGISTRANT........................      10

                                                  PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................      12

ITEM 6.                 SELECTED FINANCIAL DATA.....................................      13

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................      14

ITEM 7(a).              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                          RISK......................................................      19

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................      19

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................    F-24

                                                  PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    F-24

ITEM 11.                EXECUTIVE COMPENSATION......................................    F-24

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................    F-24

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    F-24

                                                  PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                          FORM 8-K..................................................    F-25

ITEM 15.                SIGNATURES..................................................    F-26

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

    We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the following possible events or factors:

    - our growth strategy may not be as successful as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

    - competition within the retail specialty coffee market may intensify;

    - adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

    - natural or political events could interrupt the supply or increase of premium coffee beans thereby significantly increasing our operating costs.

    In addition, this document contains forward-looking statements attributed to third parties relating to their estimates regarding the specialty coffee business. You should not place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Tully's Coffee Corporation and its subsidiary (collectively "Tully's" or "the Company") sells high quality, premium roasted whole bean coffees, rich brewed coffees, Italian-style espresso and cold beverages, baked goods and pastries along with coffee-related hardware and supplies. As of June 15, 2000, Tully's had 75 company-owned locations in the United States, 35 licensed locations internationally and a number of additional retail store locations for which leases had been signed and which were at various stages of development. Tully's also sells its products to wholesale accounts and provides office coffee service. The Company's philosophy is straightforward--provide an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest coffee and espresso drinks available. It is management's goal to make each location warm and inviting, with employees who go out of their way to make customers feel special. The Company believes that developing customer loyalty and brand recognition is of the utmost importance in its business and expansion strategy.

COMPANY BACKGROUND

    Tully's was formed in July 1992, after its founder and Chairman of the Board, Tom T. O'Keefe, concluded that an opportunity to develop, own and operate a chain of specialty coffee stores existed in the greater Puget Sound area.
Mr. O'Keefe is the owner of a company that owns and manages several commercial and retail properties in the Puget Sound area. During the early 1990s, Mr. O'Keefe's real estate company was approached by numerous companies, including Starbucks Corporation, inquiring about locating specialty coffee stores in the properties owned and managed by the company. As a result, Mr. O'Keefe began researching the specialty coffee industry and determined an opportunity existed for development of an organization focused on the sale of high-quality coffee beans, coffee drinks and coffee related products in an upscale atmosphere that emphasized customer service. On September 16, 1992 Tully's opened its first store in Kent, Washington.

    Tully's Coffee Corporation is a Washington corporation. In December 1999, Tully's moved its headquarters into the highly visible Seattle landmark that for years was home of the Rainier Brewery, at 3100 Airport Way South, Seattle, Washington 98134. The Company's telephone number is (206) 233-2070 or 1-800-96Tully.

STRATEGY

    The Company wants each Tully's location to be a warm and inviting atmosphere that will attract customers and encourage those customers to stay and enjoy its coffee, espresso and other beverages and food products. Tully's seeks to employ people who contribute to the "coffee experience" of its customers.

    Tully's strives to develop customer loyalty and brand recognition by providing superior service and offering quality coffee products that are competitively priced. Management believes that the Company's staff is well trained and knowledgeable about the coffee products offered for sale. It is the Company's belief that customer service, along with product freshness, consistency and variety, have become its hallmarks.

    Another important element of the Company's strategy is to become an integral part of the local communities it serves. This is accomplished in a variety of ways, such as becoming involved in local fundraising and charitable organizations, participating in primary and secondary school programs and by providing jobs to area high school students. The Company believes that community involvement not only helps the Company by building goodwill, but also strengthens its market position.

    The Company's objective is to establish Tully's as the most respected brand of coffee in the world. As part of this brand building strategy, the Company is making significant investments in infrastructure and in marketing and building its brand. This decision was made consciously and in anticipation of continuing growth. Tully's combination of comparable store sales growth, new store openings and a growing wholesale business are a result of this brand building effort.

MARKETING, SALES AND CUSTOMER SERVICE

STORES

    Tully's focus on consistency and quality in both its products and customer service is the basis for its marketing program as the Company strives for increased exposure in its communities. Stores and kiosks are intended to be billboards themselves as the Company opens new locations. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with the Company's distinctive name and logo are intended to increase name awareness and to portray the Company's image.

WHOLESALE

    Tully's uses its wholesale and office coffee service accounts to provide additional opportunities for coffee consumers to experience the Company's coffee and reinforce Tully's branded logo and name. The Company's products are delivered to its wholesale and coffee service accounts in branded packaging. Tully's also provides logo-bearing coffee cups, banners and point of use signage to these accounts. This type of secondary brand marketing reinforces the Company's brand awareness and exposes the Company's coffee products to coffee consumers who may not have previously sampled the products in one of its stores.

COMMUNITY

    Tully's commitment to local community involvement is another key element of its marketing strategy. The Company provides monetary, service and/or product donations to local non-profit organizations, including schools, sports teams, churches, food banks, charity and service organizations. The Company also provides product and resource donations to national organizations including the Cystic Fibrosis Foundation, the Juvenile Diabetes Foundation, Childhaven, Big Brothers and Sisters and the Leukemia Society.

MEDIA

    In media, Tully's strives for a fun, lively and professional feel to its promotions. Newspaper ads and radio and television spots are designed to portray the warm, friendly, sophisticated feel of the stores. Management believes that the various forms of planned and spontaneous media coverage the Company has experienced have given it positive, repeat exposure to potential as well as existing customers.

    The Company has become a sponsor of the San Francisco Giants as the sole coffee provider at the new PacBell stadium. The sponsorship includes prominent signage at several places in the stadium, including the left centerfield wall. This relationship is similar to the 5-year arrangement that Tully's entered into in 1999 with the Seattle Mariners and Safeco Field. In addition, Tully's has a supply partnership with PacWest Racing pursuant to which Tully's coffee and cups are available in the pit area and hospitality suites at PacWest Racing events.

    The Company is working with Seattle-based NetCommerce, LLC to introduce Wireless Blvd-TM- in select Tully's retail locations on a trial basis. With the service, Tully's customers would be able to order their coffee and submit payment at the time of order using their wireless phone. Once a customer has placed their order through their wireless phone, the data is immediately transmitted to a specified Tully's Coffee retail location. When the customer arrives at the store, their coffee will be ready and waiting, and already paid for from the customer's pre-paid account set-up on the World Wide Web. Upon conclusion of the trial, Tully's will determine the feasibility of offering the Wireless Blvd service in all of the Company's locations.

EXPANSION STRATEGY

    The Company's principal strategy for expansion is new store development. Depending upon the amount of capital resources available to it, during the next 12 months the Company anticipates opening a number of additional retail locations in the Seattle and San Francisco Bay areas.

    The Company's development plans also include expansion into other major North American cities. The Company intends to enter the Los Angeles market during 2000 and also has identified the Chicago market as a near term opportunity. In executing it geographic expansion strategy, the Company believes it will be most successful if it develops a nucleus of stores in each new location with emphasis on high-density metropolitan locations. Tully's believes that once it has established a strong identity in these metropolitan locations, the surrounding suburban retail areas will provide adequate growth capability within these market areas.

    The Company may also expand operations through strategic acquisitions. As an entry into the San Francisco market, in June 1998 the Company acquired all the outstanding shares of Spinelli Coffee Company. Spinelli Coffee Company had 11 Company-operated stores, 3 licensed stores, and both a roasting and warehouse facility in the San Francisco Bay area. Spinelli also had 8 licensed stores in Asia. Tully's expects to continue to look for and evaluate acquisition opportunities that meet its expansion criteria.

    In addition to its U.S. based operations, the Company has licensed locations in Japan, Sweden, Taiwan and Singapore. Tully's Coffee Japan currently operates 10 stores. In Sweden, five Tully's stores are operating. In Taiwan and Singapore, Tully's licensees operate 20 stores. The Company is in negotiations with potential partners in several other geographic areas of the world. Sales to customers in stores located outside the United States accounted for less than 2% of Tully's net sales in fiscal years 2000, 1999 and 1998. The balance of the Company's net sales are generated by the Company's owned-stores in the United States and its wholesale sales and office coffee service.

COMPETITION

    The specialty coffee market is highly competitive. A number of Tully's competitors have greater financial and marketing resources and brand name recognition combined with a larger customer base than Tully's. Tully's competes with a number of specialty coffee retailers including Starbuck's Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Seattle's Best Coffee and Peet's Coffee & Tea. Nationally, coffee manufacturers such as Kraft
Foods, Inc., The Proctor & Gamble Company, and Nestle USA, Inc. distribute coffee products in supermarkets and convenience stores. Many of these products may be substitutes for Tully's coffees and coffee drinks. Tully's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Tully's whole bean coffees and its coffee beverages compete indirectly against all other coffees available in the market. Tully's believes that its customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

    The development of the specialty coffee industry has shown that there is room for a variety of retailers, all seeking their own niche. The Company acknowledges that there is a high concentration of specialty coffee outlets (stores, carts, kiosks, and drive throughs) in the geographic markets in which it operates, but it believes these markets are highly fragmented. There are many single location operators. Tully's believes that it has developed significant brand identity and customer loyalty, which give it a competitive advantage over the numerous single location operators.

    Management believes there are certain areas within each city that the Company intends to operate that are important to Tully's development and marketing, due to demographics, visibility and/or population density. These areas are primary Company targets for new retail stores. Industry competitors often target these areas for similar reasons. Tully's plans to continue to open new retail stores in these areas, even if it means being across the street or in the same office building as a competitor.

    Tully's faces intense competition for suitable new store sites and for qualified personnel to operate both new and existing stores. Tully's may not be able to continue to secure sites at acceptable rent levels or to attract a sufficient number of qualified workers. Tully's wholesale and office coffee service businesses also face significant competition from established wholesale and mail order suppliers, many of whom have greater financial and marketing resources than Tully's.

STORE OPERATIONS AND MANAGEMENT / EMPLOYEES

    As of June 15 2000, Tully's employed 851 people, approximately 770 of which were employed in retail stores or regional operations. The remainder are employed in the Company's administrative, wholesale, roasting and warehouse operations. All employees are non-union and management anticipates this will continue to be the case. Approximately 536 of the Company's employees are full-time employees.

    Tully's knows that its employees are an integral part of its business, and has structured its benefit programs accordingly. Employees who consistently work 20 hours or more per week are considered full time employees, and are eligible for vacation, holidays, medical and dental insurance, childbirth and sick leave. To promote product loyalty and enhance expertise, all employees receive discounts on beverages and resale items. Tully's believes that its current relations with employees are excellent.

    To maintain Tully's high standards of quality products and customer service, all employees complete a 3 day training course prior to working in a Company store, plus 16 hours of on-site training while working in a store. Training hours are devoted to orientation, which includes Company history and philosophy, as well as cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully's Employee Handbook. Training also includes Coffee 101, an intensive course that examines coffee history, roasting, decaffeination processes, and tastings, or cuppings, of Tully's proprietary blends. Barista testing concludes the training program, with extensive hands-on beverage preparation.

    Tully's is committed to attracting and retaining the best people in the coffee business. It has developed a sense of business partnership with its employees through its corporate culture, employee ownership and quality employee benefits. As continued evidence of this, Tully's maintains a Stock Option Plan, a Stock Purchase Plan and a 401k plan as additional employee benefits.

SUPPLIERS AND EQUIPMENT VENDORS

COFFEE MARKETS

    Coffee is the world's second largest agricultural product and is grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. While most coffee trades in the commodity market, coffee of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. The Company purchases unroasted, or "green" coffee. There are many varieties of green coffee and a range of quality grades within each variety. Tully's purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. We seek to purchase the finest qualities and varieties of coffee by identifying the unique characteristics and flavor of the varieties available from each region of the world. The background and experience of our personnel allows us to maintain our commitment to serve and sell only the highest quality coffee.

    The supply and price of coffee can be affected by multiple factors in the producing countries, including weather and economic and political conditions. In addition, green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

    During the buying season, we may enter into forward commitments for the purchase of green coffee that may only be available in small quantities. Rotating our coffee selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. We contract for future delivery of green coffee to help ensure adequacy of supply. As of June 15, 2000, the Company had approximately
$2.0 million in fixed-price purchase commitments which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal year 2001. Tully's believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.

ROASTING

    Tully's procures and roasts green coffee beans to its exacting specifications at its roasting plants in Seattle and San Francisco. We employ a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics of each batch.

FRESHNESS

    The Company is able to roast to order for its retail and wholesale and office coffee service accounts. All of the Company's retail stores and wholesale customers receive fresh roasted coffee shipped promptly after roasting.

EQUIPMENT AND STORE SUPPLIES

    Tully's purchases the equipment, fixtures and supplies for its retail store locations from a number of different vendors. We do not have agreements with any of these vendors. The materials are purchased through purchase orders on an as needed basis. In the past we have used different vendors for the same type of equipment and supplies as we searched for the best sources and best vendors to meet our requirements. As Tully's has expanded, we have attempted to standardize our purchasing systems and begun to use particular vendors and suppliers for particular products on a more regular basis. We believe that this means that Tully's relationships with its vendors will develop into reliable, long-term relationships that will benefit Tully's. However, if for some reason a particular supplier or vendor is unable to meet our needs, begins to deliver unsatisfactory materials or is not price competitive, Tully's believes that there are a number of alternative sources to meet all of its equipment, store supplies and other materials needs.

PATENTS AND TRADEMARKS

    Tully's does not hold any patents. The Company owns several trademarks that are registered with the United States Patent and Trademark Office, including Swirkle-Registered Trademark- and Tullini-Registered Trademark. In addition, it has applied for federal trademark registration in the United States for Tully's-TM-.

    Since Tully's filed its application for federal trademark registration for Tully's-TM- it has received notice that two other companies are claiming rights to the trademark. Tully's believes that the claim of one of these companies is not likely to impact Tully's because that company filed its application after Tully's and apparently cannot demonstrate use of the trademark prior to Tully's.

    The second company also filed its federal trademark registration application after the Company. This applicant has filed an opposition to the issuance of a trademark to the Company. It is claiming use of a Tully's trademark prior to the Company. If it can successfully support its claim, it may be able to exclude the Company's use of the Tully's name in certain markets. That applicant currently operates a chain of 4 restaurants in up state New York. At the present time Tully's and the other trademark registration applicant have completed discovery, briefing, the trial phase, and post-trial argument and are awaiting a decision by the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office.

    Tully's also has a federal lawsuit presently pending in the United States district court. This litigation is a trademark infringement, trademark dilution, and unfair competition dispute against a company that used a commercial designation believed to be confusingly similar to Tully's trademark and trade name. The case has only just begun and initial pleadings have been filed. If the defendant in this case can justify its use of the accused designation, it will be able to continue doing so. At this point, however, discovery has not yet commenced.

    Tully's has also filed for various trademark registrations in several countries outside the United States. These filings are in various stages of the registration process.

SEASONALITY

    Tully's business is subject to seasonal fluctuations. Significant portions of Tully's net revenues and profits are realized during the third quarter of Tully's fiscal year that includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and Tully's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of Tully's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

RISK FACTORS

    The following factors should be considered in evaluating our business, operations and prospects and may affect our future results and financial condition.

INDUSTRY RISK

    WE CANNOT BE CERTAIN THAT THE SPECIALTY COFFEE INDUSTRY WILL BE ACCEPTED IN NEW MARKETS. FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL ADVERSELY AFFECT OUR REVENUES.

    Although the specialty coffee industry has gained substantial market acceptance throughout the United States over the last several years through the operation of a variety of specialty coffee shops, there is a risk that the Tully's brand or the Tully's products will not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest or San Francisco areas may not embrace specialty coffee or the Tully's brand if Tully's were to expand its operations into those geographic areas.

    WE COMPETE WITH A NUMBER OF COMPANIES FOR CUSTOMERS. THE SUCCESS OF THESE COMPANIES COULD HAVE AN ADVERSE EFFECT ON OUR COMPANY.

    Tully's operates in highly competitive markets in the Pacific Northwest and in San Francisco and expects to soon be operating in the Los Angeles and other major metropolitan markets in the United States. These markets are highly competitive. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. Companies that compete directly with Tully's include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peets Coffee and Tea, and Seattle's Best Coffee. We must spend significant resources to differentiate our product from the products offered by these companies, but they still may be successful in attracting customers away from our stores. Starbucks has substantially more market exposure and financial resources than Tully's and may be able to price its products in a manner that will put pressure on our gross margins. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

    TULLY'S WHOLE BEAN COFFEE SALES MUST COMPETE WITH THE CONVENIENCE OFFERED BY SUPERMARKETS.

    Supermarkets pose a competitive challenge in the whole bean coffee market, in part because supermarkets offer customers the convenience of one-stop purchasing. A number of global coffee manufacturers, such as Kraft Foods, Inc., The Procter & Gamble Company, and Nestle USA, Inc., distribute premium coffee products in supermarkets that may serve as substitutes for Tully's whole bean coffees.

    COMPETITION FOR STORE LOCATIONS AND QUALIFIED WORKERS COULD ADVERSELY AFFECT OUR EXPANSION PLANS.

    Tully's faces intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. Tully's may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores.

    A SHORTAGE IN THE SUPPLY OF COFFEE BEANS OR AN INCREASE IN PRICE COULD ADVERSELY AFFECT OUR REVENUES.

    Tully's future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. The world coffee market is largely a commodity market, although purchases of premium Arabica coffee beans are typically negotiated on a per sale basis with growers in the coffee growing countries of the world. Natural or political events could interrupt the supply of these premium beans. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee result in increases in the costs of coffee beverages served in Tully's stores. These cost increases may force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

    CHANGES IN ECONOMIC CLIMATES COULD ADVERSELY AFFECT OUR REVENUES.

    Our business is not diversified. Tully's revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries along with coffee-related hardware and supplies. Given that many of these items are discretionary items in our customers' budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. Factors that can influence the health of these economic climates include prolonged labor disputes, restrictions imposed by governmental authorities, changes in federal, state or local tax laws and changes in consumer spending habits. We may not have sufficient capital to survive an extended lack of market acceptance for specialty coffees, beverages and related products. Coffee bean shortages and increases in coffee prices, taxes, energy, and labor costs could also adversely affect our business.

COMPANY RISK

    OUR HISTORY OF LOSSES MAY CONTINUE IN THE FUTURE AND THIS COULD HAVE AN ADVERSE AFFECT ON OUR ABILITY TO GROW.

    To date, Tully's has not made a profit from operations.

    - As of April 2, 2000, we had an accumulated deficit since inception of $39.2 million.

    - We incurred net losses of $3.8 million in fiscal 1998, $6.6 million in fiscal 1999, and $8.1 million in fiscal 2000.

    We expect to continue to incur losses in fiscal 2001 as we invest in expansion of our retail operations. We cannot assure you that we will ever become or remain profitable.

    OUR RAPID GROWTH MAY MAKE IT DIFFICULT TO EFFECTIVELY ALLOCATE OUR RESOURCES AND MANAGE OUR BUSINESS.

    We are experiencing significant growth and cannot assure that we will be able to manage any future growth effectively. Continued growth could strain our management, production, financial and other resources. To manage our growth effectively, we must:

    - add production capacity while maintaining high levels of quality and efficiency,

    - continue to enhance our operational, financial and management systems, and

    - successfully attract, train, retain and manage our employees.

    Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations.

    IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS, OUR BUSINESS COULD BE NEGATIVELY IMPACTED.

    We may consider future strategic acquisitions similar to the Spinelli Coffee Company acquisition that we completed in June 1998. Integrating newly-acquired businesses is expensive and time-consuming. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

    THE LOSS OF TOM T. O'KEEFE WOULD HAVE A NEGATIVE EFFECT ON THE OPERATION OF OUR BUSINESS.

    The success of Tully's business depends in large part on the skills, experience, and continued efforts of Mr. O'Keefe, Tully's founder, Chairman and CEO. The loss of Mr. O'Keefe's services would have an adverse effect on our business and prospects.

    TOM T. O'KEEFE HAS SUBSTANTIAL CONTROL OF TULLY'S AND MAY SUPPORT CORPORATE ACTIONS IN CONFLICT WITH YOUR INTERESTS.

    As of June 15, 2000, Mr. O'Keefe held approximately 16% of our issued and outstanding capital stock. This ownership position gives him ability to influence the election of Tully's directors and the appointment of officers as well as other matters brought before the shareholders for a vote, including any potential sale or merger of Tully's or a sale of substantially all of Tully's assets. This ability could prevent or significantly delay another company or person from acquiring or merging with us, even if the acquistion or merger was in your best interests.

    WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED.

    To date, Tully's has not generated sufficient cash to fully fund operations. We historically have financed this cash short-fall through the issuance of equity securities and through borrowing under our credit facilities. We expect that we may need to raise additional capital in the future to fund operations and planned growth. Any equity or debt financing, if available at all, may not be available on terms that are favorable to our company. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business oppportunities or respond to competitive pressures, which could have an adverse effect on our business, operating results, and financial condition.

INVESTMENT RISK

    WE MAY NEED ADDITIONAL CAPITAL, WHICH IF RAISED, COULD DILUTE YOUR INTEREST IN TULLY'S.

    If we raise additional funds through the issuance of equity, convertible debt or similar securities, current shareholders may experience dilution and the securities issued to the new investors may have rights or preferences senior to those of common stock. In addition, prior to October 1999, holders of Tully's capital stock were entitled to preemptive rights pursuant to the Company's Articles of Incorporation and the Washington Business Corporation Act. Some of our shareholders may be entitled to purchase additional shares of Tully's common stock pursuant to these preemptive rights. We intend to either satisfy or seek waivers of these rights from such shareholders. If we were not able to obtain waivers from all the necessary shareholders, non-waiving shareholders may be entitled to purchase additional shares of Tully's capital stock at the price or prices at which those shares were historically offered. Any such issuances could further dilute current shareholders.

    THE LACK OF A PUBLIC MARKET FOR TULLY'S COMMON STOCK AND RESTRICTIONS ON TRANSFER SUBSTANTIALLY LIMIT THE LIQUIDITY OF AN INVESTMENT IN TULLY'S COMMON STOCK.

    There is currently no organized public market for Tully's common stock. Liquidity of an investment in Tully's common stock currently is significantly limited.

ITEM 2.  PROPERTIES

    As of June 15, 2000, Tully's operated a total of 75 company-owned locations in the United States, 35 licensed locations internationally and had a number of additional retail store locations for which leases had been signed and were at various stages of development.

    The Company leases approximately 220,000 square feet, which currently houses administrative and executive offices with space for expansion and consolidation of its roasting and warehousing operations. The lease has a ten-year term with two five-year options to renew. Annual rent payments under the lease are approximately $434,000 for fiscal year 2001, $607,000 for fiscal year 2002, $612,000 for fiscal years 2003 through 2005, $697,000 for fiscal year 2006, $704,000 for fiscal years 2007 through 2010 and $59,000 for fiscal year 2011. The Company believes its existing leased space is adequate for its administrative, executive, roasting and distribution needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of stockholders of the Company during the fourth quarter ended April 2, 2000.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company as of June 15, 2000.

NAME                                  AGE                   POSITION
----                                --------                --------
Tom T. O'Keefe....................     46      Chairman and Chief Executive
                                               Officer
Marc Evanger......................     45      Vice President--Corporate Planning
                                                 and Development and Director
Stephen R. Griffin................     43      Vice President--Finance, Chief
                                                 Financial Officer and Secretary

    TOM T. O'KEEFE--CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Tom T. O'Keefe is the founder of Tully's. Mr. O'Keefe also serves as President and CEO of O'Keefe Development Corporation, a real estate development and investment firm that reflects his 25-year real estate career in the Puget Sound region.
Mr. O'Keefe has been actively involved in local and national community organizations for nearly 20 years. In March 2000, Mr. O'Keefe was nominated to a three-year term on the Seattle Chamber of Commerce Board of Trustees. In December 1999, Mr. O'Keefe agreed to serve on the Virginia Mason Health System Board. In 1983, Mr. O'Keefe and his wife, Cathy O'Keefe, co-founded the Patrons of Cystic Fibrosis, a local guild of volunteers working to support cystic fibrosis research in Washington. Mr. O'Keefe is a previous national board member, a former president and event chairman for the Cystic Fibrosis Foundation and currently serves as a board member for the guild.

    Mr. O'Keefe's charitable efforts focus largely on children in the community. He is involved with Boy Scouts of America, Childhaven, and the Pacific Northwest Trails Advisory Board, which provides education programs for at-risk students, and serves on the board of directors for the Bellevue Boys & Girls Club. He is also former president, event chairman and board member for the Juvenile Diabetes Foundation of Seattle and together with Cathy and Tully's Coffee, was presented with the LIVING AND GIVING AWARD in 2000. Mr. O'Keefe is the vice-chair of the Community Campaign Leadership Committee for the Bellevue Art Museum and is a member of the United Way Million Dollar Roundtable. Additionally, Mr. O'Keefe has been appointed by Governor Locke to sit on the Retail Liquor Sales Task Force to evaluate Washington's retail liquor sales operations, privatization options and to offer recommendations for improvement.

    MARC EVANGER--VICE PRESIDENT CORPORATE PLANNING AND DEVELOPMENT AND DIRECTOR. Mr. Evanger joined Tully's in December 1998 as Vice President--Corporate Planning and Development. From 1984 to 1998 he was with Quality Food Centers (QFC), most recently as Senior Vice President of Finance and Administration and Chief Financial Officer, which position he held from 1987 to 1998. During his tenure, QFC grew from 20 to 145 stores, completed numerous acquisitions, a leveraged buyout and an IPO. He retired in 1998 following the merger of QFC and Fred Meyer, Inc. From 1978 to 1984, he was with Price Waterhouse & Company. Mr. Evanger is a former member of the Board of Directors of Associated Grocers, is currently a director of the Bellevue Boys & Girls Club and is active in other charitable and community activities. Mr. Evanger is a graduate of the University of Washington and Central Washington University.
Mr. Evanger has served as a Director of the Company since March 1999.

    STEPHEN R. GRIFFIN--VICE PRESIDENT--FINANCE, CHIEF FINANCIAL OFFICER AND SECRETARY. Mr. Griffin joined Tully's in 1994 as Vice President--Finance and Chief Financial Officer. He was appointed secretary in 1995. From 1989 to 1994, Mr. Griffin served in various capacities at Olympic Management Company, including Chief Operating Officer, from 1992 to 1994 and Vice President--Controller and Treasurer for Olympic and its affiliates, a diverse group of real estate entities from 1989 to 1992. He was Director of Acquisitions for Hillhaven Corporation from 1983 to 1989 and with Arthur Andersen & Co prior to that. Mr. Griffin is a graduate of the University of Washington with a BA in Business Administration.

KEY EMPLOYEES

    DAVID KUBENA--VICE PRESIDENT OF RETAIL. Mr. Kubena joined Tully's in 1999. From 1994 until joining Tully's, he served as Vice President of Retail for Seattle's Best Coffee where he was responsible for improving store operating performance and oversaw the company's expansion from 8 to 72 stores and the entry into 10 new markets. From 1987 to 1994, Mr. Kubena was with Utah Management Services, Inc., where he served as Vice President of Operations with responsibility for the company's Little Caesars restaurant operations.
Mr. Kubena is a graduate of the University of Portland with a BS in Business Administration.

    R. J. SELFRIDGE--INTERNATIONAL AND COFFEE. Prior to joining Tully's in late 1993, R. J. Selfridge was employed by Nordstrom for ten years. He was a manager of Nordstrom's restaurant division headquarters and commissary in Seattle. At Nordstrom, he coordinated the expansion of espresso bars and cafes into all West Coast stores. More recently, Mr. Selfridge was in charge of cafe and espresso operations in the Northeast, while headquartered in New Jersey. He also helped develop and bring to market the company's signature Nordstrom Blend, a custom whole bean coffee. Mr. Selfridge brings over 20 years of retail food service operations experience to Tully's.

    SIOBHAN C. FOODY--VICE PRESIDENT--WHOLESALE. Ms. Foody joined Tully's Coffee in 1995 as Director of Purchasing. For the six years prior to joining Tully's, Ms. Foody was a representative for major manufacturers in the Housewares and Gourmet Coffee industries whose product lines were marketed by Tully's. In 1997, Ms. Foody created Tully's Wholesale Division and was promoted to Vice President of Wholesale in 1998. Ms. Foody manages key marketing partnerships including Safeco Field/ Seattle Mariners and PacBell Park/San Francisco Giants.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

    Currently there is no organized public market for Tully's common stock. As of June 15, 2000, there were 4,423 holders of Tully's common stock.

    The Company has not paid dividends in the past and Tully's Board of Directors presently does not intend to pay any dividends in the foreseeable future. The Company intends to retain and use any earnings to finance the growth of its business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

    Under certain loan covenants associated with the Company's line of credit facility, the Company is restricted from declaring or paying dividends, from purchasing, redeeming retiring or otherwise acquiring for value any of its shares of stock, or from otherwise distributing property to shareholders with some limited exceptions, without the bank's prior consent.

RECENT SALES OF UNREGISTERED SECURITIES

    Between March 28, 1999 and April 2, 2000, Tully's issued and sold the following unregistered securities on the dates and for the consideration indicated:

    Tully's granted options to purchase an aggregate of 1,175,759 shares of its common stock pursuant to its stock option plan at exercise prices between $0.01 and $2.25 per share. These options and the shares issued on exercise were granted in reliance on the exemption from registration provided under Rule 701 under the Securities Act.

    In November 1999, Tully's issued to accredited investors 15,378,264 shares of Series A Preferred Stock and warrants to purchase 7,689,132 shares of common stock. Sales of these securities were made in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act.

    In June, September and October 1999, Tully's issued 163,162 shares of its common stock to nine vendors for services provided to the Company. Issuances of these securities were made in reliance on the exemption provided by
Section 4(2) of the Securities Act.

    In February 2000, Tully's issued 216,343 shares of its common stock to three vendors for services provided to the Company. Issuances of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                  YEAR ENDED
                                    -----------------------------------------------------------------------
                                    APR 2, 2000   MAR 28, 1999   MAR 29, 1998   MAR 30, 1997   MAR 31, 1996
                                    (53 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                    -----------   ------------   ------------   ------------   ------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AND STORE OPERATING DATA)
RESULTS OF OPERATIONS DATA
Net sales.........................    $27,698        $20,207        $9,020         $5,430         $2,710
Operating loss....................     (7,717)        (5,088)       (3,267)        (2,120)        (1,790)
Net loss..........................     (8,066)        (6,581)       (3,820)        (2,482)        (1,820)
Net loss per common share.........      (1.15)         (0.88)        (0.29)         (0.20)         (0.19)
Weighted-Average number of common
  and common equivalent shares
  outstanding.....................     14,559         14,299        13,366         12,688          9,409
                                      -------        -------        ------         ------         ------

BALANCE SHEET DATA
Working capital...................        (47)        (5,799)       (1,617)          (100)            50
Total assets......................     36,844         20,719         8,078          3,980          3,110
Long-term debt (including current
  portion)........................      3,107          6,657         4,293          2,520            930
Shareholders' equity..............     25,286          9,976           427            430          1,230

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT WE BELIEVE IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE FISCAL YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THE COMPANY BELIEVES THAT CERTAIN STATEMENTS HEREIN, INCLUDING ANTICIPATED STORE OPENINGS, PLANNED CAPITAL EXPENDITURES, AND TRENDS IN OR EXPECTATIONS REGARDING TULLY'S OPERATIONS, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION, AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, COFFEE AND OTHER RAW MATERIALS PRICES AND AVAILABILITY, SUCCESSFUL EXECUTION OF INTERNAL PERFORMANCE AND EXPANSION PLANS, THE IMPACT OF COMPETITION, THE EFFECT OF LEGAL PROCEEDINGS, AND OTHER RISKS DETAILED HEREIN.

    OVERVIEW

    Tully's derives its revenues from sales from its Company-operated retail stores and from its specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores. For the fiscal year ended April 2, 2000, Tully's derived approximately 87% of net sales from its Company-operated retail stores. Specialty sales, consisting of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores in the Pacific Rim, accounted for the remaining 13% of net sales for the fiscal year ended April 2, 2000.

    The Company's cash flow from operations is not sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. The Company has historically funded its cash flow shortfalls through the issuance of equity securities and through borrowings. During fiscal year ended April 2, 2000, Tully's raised approximately $22.9 million in equity capital from a private placement of units of Series A Preferred Stock and warrants to purchase common stock. The proceeds from this accredited investor financing have been used for capital expenditures on new and acquired stores, to repay debt and for working capital. At April 2, 2000, Tully's ended the fiscal year with $5.1 million in total cash and negative working capital of $47,000.

    The Company's fiscal year ends on the Sunday closest to March 31. Fiscal year 2000 included 53 weeks while fiscal years 1999 and 1998 both included 52 weeks. The fiscal year ending April 1, 2001 will include 52 weeks.

                                                                      FISCAL YEAR ENDED:
                                                              -----------------------------------
                                                              APRIL 2,    MARCH 28,    MARCH 29,
                                                                2000         1999         1998
                                                              ---------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Net Sales...................................................    100.0%       100.0%       100.0%
                                                                -----        -----        -----
Cost of goods sold and related occupancy costs..............     50.4%        53.0%        55.5%
Selling, general and administrative costs...................     64.5%        59.8%        67.6%
Stock option compensation expense...........................      3.8%         4.1%         6.3%
Depreciation and amortization...............................      9.2%         8.3%         6.9%
                                                                -----        -----        -----
Operating loss..............................................    (27.9)%      (25.2)%      (36.3)%
Interest expense............................................      1.2%         4.1%         2.9%
Interest income.............................................     (1.0)%
Miscellaneous expense (income)..............................     (0.5)%
Miscellaneous expense (income)..............................     (1.5)%       (0.3)%       (0.0)%
Loan guarantee fee expense..................................      1.5%         3.6%         3.2%
                                                                -----        -----        -----
  Net loss..................................................    (29.1)%      (32.6)%      (42.4)%

    FISCAL YEAR ENDED APRIL 2, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 28, 1999

    REVENUES

    Net sales for fiscal year 2000 (ended April 2, 2000), increased 37% to $27,698,000 from $20,207,000 for fiscal 1999. Retail sales increased 37% to $24,062,000 from $17,537,000, due to the addition of new Company-operated stores, an increase in comparable store sales of 12% and sales for the 53rd week of the year. Comparable store sales have been calculated excluding the 53rd week. During fiscal 2000, the Company opened 10 new Company-operated stores and 10 licensed stores. At fiscal year end, there were 65 Company-operated stores in North America and 32 licensed stores in Singapore, Taiwan and Japan.

    Specialty sales, which consist of domestic and international wholesale, office coffee service and mail order sales, increased 36% to $3,636,000 for fiscal 2000 compared with $2,670,000 for fiscal 1999. The increase was due to new customer accounts.

    OPERATING EXPENSES

    Cost of goods sold and related occupancy costs increased to $13,959,000 from $10,705,000 comparing fiscal 2000 to fiscal 1999. This increase was the result of higher sales volumes. As a percent of net sales, cost of goods sold and related occupancy costs decreased to 50.4% for fiscal 2000 compared with 53.0% for fiscal 1999. As a percentage of net sales, cost of goods sold decreased by 2.6% in fiscal 2000 as a result of improved coffee purchasing. Lower store occupancy costs resulting from same store sales increases relative to rental expense accounted for the remainder of the decrease.

    Selling, general and administrative costs increased to $17,864,000 from $12,087,000 comparing fiscal 2000 to fiscal 1999. As a percentage of net sales, selling, general and administrative costs increased to 64.5% in fiscal 2000 from 59.8% in fiscal 1999. This increase as percentage of sales was due to higher marketing costs and general and administrative costs reflecting investment in additional infrastructure to support expansion, including field operations and administrative personnel and other costs, training and pre-opening costs for new stores.

    Stock option expense increased to $1,044,000 from $833,000 as the number of employees increased due to growth in the number of stores. As a percentage of net sales, stock option expense decreased to 3.8% for fiscal 2000 from 4.1% for fiscal 1999. The expense is a noncash charge representing the difference between the exercise price and fair market value of the stock at the date of grant. \Stock option expense is composed primarily of options to purchase common stock granted to officers and key employees. The majority of options were issued from the majority stockholder's shares rather than newly issued shares of Tully's to avoid diluting the other stockholders.

    Depreciation and amortization expense increased to $2,548,000 from $1,669,000. This increase was due to the opening of 10 new Company-operated stores, the effects of the Spinelli acquisition costs for a full year in fiscal 2000 compared with 9 months in fiscal 1999 and the 53rd week in the fiscal year. As a percentage of net sales, depreciation and amortization expense increased to 9.2% for fiscal 2000 from 8.3% for fiscal 1999.

    INTEREST AND OTHER EXPENSES (INCOME)

    Interest expense for fiscal 2000 was $351,000 compared to $834,000 for fiscal 1999. The decrease was due to lower average borrowings on the Company's bank line of credit in fiscal 2000 compared with fiscal 1999.

    Miscellaneous income for fiscal 2000 was $429,000 compared to $70,000 for fiscal 1999. The increase is due to higher average cash balances in fiscal 2000.

    Loan guarantee fee expense for fiscal 2000 was $428,000 compared with $729,000 for fiscal 1999. This non-cash expense is for options to purchase common stock of the Company, granted to the Chief Executive Officer of the Company and to a Director in consideration of guarantees provided by these individuals of the Company's bank line of credit.

    In connection with the issuance of preferred stock in 2000, the Company issued 4,580,392 warrants to purchase common stock at an exercise price of $0.33 per share. The exercise price of the warrant at the date of issuance was below Management's estimation of the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is conceptually similar to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exerciseable. As a result of this accounting, the Company allocated $8,794,352 of the preferred stock proceeds to additional paid in capital. As a result, net loss applicable to common shareholders decreased to 60.9% of sales in fiscal 2000 from 62.1% of sales in fiscal 1999.

    NET LOSS

    For the fiscal year ended April 2, 2000, net operating loss was $8,066,000 compared with $6,581,000 for the fiscal year ended March 28, 1999. As a percentage of sales, gross margins improved by 2.6%, stock option expense improved by 0.3% and other net expenses improved 6.2%. These improvements were partially offset by higher selling, general and administrative costs and depreciation and amortization. These changes decreased the net loss as a percentage of sales by 3.5%. Net loss applicable to common stockholders increased to $16,860,000 from $12,549,000 for the fiscal year ended March 28, 1999 due to the preferred stock dividend/accretion attributed to the issue of Series A Preferred Stock with non-detachable warrants. Net loss applicable to common stockholders per share increased to $1.15 per share compared to $0.88 per share in the prior year period the reasons described above.

    Management believes the combination of strong comparable store sales growth, new store openings and a growing wholesale business together with slower growth in selling, general and administrative expenses and stock option expenses will allow the Company to achieve profitable operations. While the Company has experienced increased losses while it has been expanding, net losses as a percentage of net sales have decreased by 13.3% from fiscal 1998 through fiscal 2000. Management expects this trend to continue. Throughout fiscal 2000, 1999 and 1998, the Company has carried a management infrastructure larger than required for a comparable sized company that is not growing and has spent significant amounts marketing and building its brand. This decision was made consciously and in anticipation of continuing growth. The Company believes that selling, general and administrative expenses and stock offering expenses, both of which are a function of this infrastructure, are expected to grow much slower than net sales.

    FISCAL YEAR ENDED MARCH 28, 1999, COMPARED TO FISCAL YEAR ENDED MARCH 29,
     1998

    REVENUES

    Net sales for fiscal year 1999 (ended March 28, 1999), increased 124% to $20,207,000 from $9,020,000 for fiscal 1998, primarily due to the Spinelli acquisition, and, to a lesser extent, to the addition of new stores and same store sales increases. Retail sales increased 108% to $17,537,000 from $8,451,000, primarily due to the addition of new Company-operated stores and, to a lesser extent, to an increase in comparable store sales of 14%. Comparable store sales increases resulted from an increase in the number of customer transactions and an increase in the average dollar value per transaction.

During fiscal 1999, the Company opened 12 new stores and acquired
11 Company-operated stores and 11 licensed stores as a result of the Spinelli purchase. At fiscal year end, there were 59 Company-operated stores and 3 licensed stores in North America and 15 licensed stores in Singapore, Taiwan and Japan.

    Domestic and international wholesale, office coffee service and mail order sales increased 369% to $2,670,000 for fiscal 1999 compared with $569,000 for fiscal 1998. The Spinelli purchase accounted for $1,676,000 of this increase with new accounts making up the remainder of the increase. While the Company expects continued growth in wholesale, office coffee service and mail order sales, it expects future sales increases to be lower than the fiscal 1998 to fiscal 1999 increase.

    OPERATING EXPENSES

    Cost of goods sold and related occupancy costs increased from $5,012,000 to $10,705,000 from fiscal 1999 to fiscal 2000. This increase was the result of higher sales volumes offset partially by improved green coffee costs. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 53.0% for fiscal 1999 from 55.5% for fiscal year 1998.

    Selling, general and administrative costs increased from $6,097,000 to $12,087,000. As a percentage of net sales, selling, general and administrative costs decreased to 59.8% in fiscal 1999 from 67.6% in fiscal 1998. This decrease was due to lower store labor, general and administrative and marketing costs as a percentage of net sales.

    Stock option expense increased from $564,000 to $833,000 as the number of employees increased due to growth in the number of stores and as the Company used stock options to attract new employees to the Company. As a percentage of net sales, stock option expense decreased to 4.1% for fiscal 1999 from 6.2% for fiscal year 1998. The expense is a noncash charge representing the difference between the exercise price and fair market value of the stock at the date of grant. Stock option expense is composed primarily of options to purchase common stock granted to officers and key employees by Tully's majority stockholder. The options were issued from the majority stockholder's shares rather than newly issued shares of Tully's to avoid diluting the other stockholders.

    Depreciation and amortization expense increased from $614,000 to $1,669,000. As a percentage of net sales, depreciation and amortization expense increased to 8.3% for fiscal 1999 from 6.8% for fiscal 1998 due primarily to the purchase of Spinelli and the amortization of goodwill associated with that transaction.

    INTEREST AND OTHER EXPENSES (INCOME)

    Interest expense for fiscal 1999 was $834,000 compared to $258,000 for fiscal 1998. The increase was due primarily to higher average borrowings on the Company's bank line of credit and, to a lesser extent, the issuance of convertible debt and the assumption of debt as a result of the Spinelli acquisition.

    The Company's preferred stock offering is expected to fund expansion, operating losses and working capital needs through fiscal year 2000. As a result of this financing, it is anticipated that interest expense, net of interest income will be significantly lower than in fiscal 1999 and that the Company will incur additional preferred stock dividend/accretion as the sale of preferred stock continues in fiscal 2000.

    Miscellaneous income is primarily royalties and fee income from the Company's Asian licensees acquired as a result of the Spinelli acquisition.

    Loan guarantee fee expense for fiscal 1999 was $729,000 compared with $295,000 for fiscal 1998. This non-cash expense is for options granted to the Chief Executive Officer of the Company and to a

Board member to purchase common stock of the Company, issued in consideration of guarantees provided by these individuals of the Company's bank line of credit.

    In connection with the issuance of preferred stock in 1999, the Company issued 3,108,740 warrants to purchase common stock at an exercise price of $0.33 per share. The exercise price of the warrant at the date of issuance was below Management's estimation of the fair market value of the common stock and is therefor considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is conceptually similar to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exerciseable. As a result of this accounting, the Company allocated $5,968,781 of the preferred stock proceeds to additional paid in capital. As a result, net loss applicable to common shareholders increased to 62.1% of sale in fiscal 1999 from 42.3% in fiscal 1998.

    NET LOSS

    For the fiscal year ended March 28, 1999, net operating loss was $6,581,000 compared to $3,820,000 for the fiscal year ended March 29, 1998. As a percentage of sales, gross margins improved by 2.5%, selling general and administrative expense improved by 7.8% and stock option expense improved by 2.1%. These improvements were partially offset by higher depreciation and amortization and other net expenses. These changes decreased the net loss as a percentage of sales by 9.8%. Net loss applicable to common stockholders increased to $12,549,000 from $3,820,000 for the fiscal year ended March 29, 1998 as described above and due to the preferred stock dividend/accretion attributed to the issue of Series A Preferred Stock with non-detachable warrants. Net loss applicable to common stockholders per share increased to $0.88 per share compared to $0.29 in the prior year period due to the reasons described above.

    LIQUIDITY AND CAPITAL RESOURCES

    Tully's ended the period with $5.1 million in total cash and negative working capital of $47,000 including $1.3 million of checks drawn in excess of bank balances. Cash and cash equivalents increased by $3.9 million for the fiscal year ended April 2, 2000 to $5.1 million. Working capital decreased from negative $5.8 million to negative $47,000 due to higher cash balances resulting from the Company's Series A Preferred Stock financing and to higher inventory levels supporting the larger number of stores.

    Cash used in operating activities totaled $6.0 million for the fiscal year ended 2000, resulting from a net loss before non-cash charges of $3.6 million, a $6.7 million increase in current assets offset by a $1.0 million increase in current liabilities.

    Cash used by investing activities for the fiscal year ended 2000 totaled $8.7 million. This included capital additions to property, plant and equipment of $7.7 million related to opening new Company-operated stores, new store construction in progress, the Company's new headquarters and future roasting plant, enhanced information systems and remodeling certain existing stores.

    Cash provided from financing activities for the fiscal year ended 2000 totaled $18.6 million and included cash generated from the Series A Preferred Stock financing in the amount of $20.9 million, net of offering costs.

    As of June 22, 2000, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of loss on nondelivery on such purchase commitments is remote.

Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

    The Company has two sponsorship agreements expiring in 2003 that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees are $1,190,321, $1,355,031 and $1,470,182 due in 2001, 2002, and 2003,
respectively.

    Cash requirements for the coming fiscal year, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. To fund these cash requirements, estimated to be $19 million it is anticipated that the Company will seek additional funds through an equity financing in the late first or early second quarter of fiscal year 2001. The Company has historically funded its capital requirements principally through the issuance of equity securities and through borrowings. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management believes that cash proceeds from an equity offering will be sufficient for our capital needs for the next twelve months. If the equity offering as currently planned is not successful, the Company will need to obtain financing from other sources or on other terms to continue to fund operations. There is no assurance that such financing would be available on satisfactory terms.

    The Company has a bank line of credit totaling $6.0 million of which $3.0 was outstanding at April 2, 2000. The interest rate on this line is prime plus 1/2 percent. This line is secured by the assets of the Company, and has been guaranteed by the Company's Chief Executive Officer and by a Director. These guarantees assisted the Company in obtaining more favorable terms on its bank line than would have otherwise been the case given that the Company's cash from operations is not sufficient to fund its operations currently. At April 2, 2000 the line was due on June 30, 2000. Subsequent to year-end, maturity date of the line of credit was extended to July 1, 2001.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Asia. This exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The financial statements and supplementary data required by this item are included in this report commencing on page F-1.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
  Tully's Coffee Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tully's Coffee Corporation and its subsidiary as of April 2, 2000 and March 28, 1999, and the results of their operations and their cash flows for each of the three years ended April 2, 2000, March 28, 1999 and March 29, 1998, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
July 3, 2000

                           TULLY'S COFFEE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                APRIL 2,      MARCH 28,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................  $  5,058,464   $  1,149,160
  Accounts receivable, net of allowance for doubtful
    accounts of $357,290 and $166,236, respectively.........       783,743        615,007
  Other receivables.........................................        81,839         80,030
  Inventories, net..........................................     3,632,509      1,808,556
  Prepaid expenses..........................................       908,677         84,197
                                                              ------------   ------------
    Total current assets....................................    10,465,232      3,736,950
Property and equipment, net.................................    18,414,242     11,007,592
Goodwill, net...............................................     4,963,722      4,973,370
Other intangible assets, net................................     1,430,509        744,450
Other assets................................................     1,569,960        256,657
                                                              ------------   ------------
    Total assets............................................  $ 36,843,665   $ 20,719,019
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $     93,559   $     27,744
  Bank line of credit.......................................     3,000,000      6,500,000
  Accounts payable..........................................     3,985,686      1,808,619
  Accrued liabilities.......................................     2,148,010      1,199,413
  Checks drawn in excess of bank balances...................     1,284,481
                                                              ------------   ------------
    Total current liabilities...............................    10,511,736      9,535,776
Long-term debt, net of current portion......................        13,761        128,978
Capital lease obligation....................................       191,512        192,754
Deferred lease costs........................................       840,571        885,232
                                                              ------------   ------------
    Total liabilities.......................................    11,557,580     10,742,740
                                                              ------------   ------------
Commitments and contingencies (Note 12)
Stockholders' equity
  Series A Convertible Preferred stock, no par; 17,500,000
    and 10,000,000 shares authorized, 15,378,264 and
    6,217,480 issued and outstanding at 2000 and 1999,
    respectively; stated value of $2.50 and a liquidation
    preference of $38,445,600 and $15,543,700...............    35,207,874     14,351,934
  Common stock, no par value; 120,000,000 and 40,000,000
    shares authorized at 2000 and 1999, respectively;
    15,491,334 and 14,314,000 shares issued and
    outstanding.............................................     8,559,703      7,444,922
  Note receivable from stockholder..........................      (230,662)
  Additional paid-in capital................................    20,919,918     10,489,829
  Accumulated deficit.......................................   (39,170,748)   (22,310,406)
                                                              ------------   ------------
    Total stockholders' equity..............................    25,286,085      9,976,279
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 36,843,665   $ 20,719,019
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED
                                                       -----------------------------------------
                                                         APRIL 2,      MARCH 28,      MARCH 29,
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net sales............................................  $ 27,698,272   $ 20,207,183   $ 9,020,314
                                                       ------------   ------------   -----------
Cost of goods sold and related occupancy expenses....    13,958,897     10,705,398     5,012,058
Selling, general and administrative costs............    17,863,895     12,087,455     6,096,606
Stock option compensation expense....................     1,044,119        832,898       564,412
Depreciation and amortization........................     2,547,871      1,669,389       613,970
                                                       ------------   ------------   -----------
    Operating loss...................................    (7,716,510)    (5,087,957)   (3,266,732)
                                                       ------------   ------------   -----------
Other expenses (income)
  Interest expense...................................       350,978        833,838       258,170
  Interest income....................................      (279,530)
  Miscellaneous expense (income).....................      (149,691)       (69,968)
  Loan guarantee fee expense.........................       427,723        728,831       294,669
                                                       ------------   ------------   -----------
                                                            349,480      1,492,701       552,839
                                                       ------------   ------------   -----------
    Net loss.........................................    (8,065,990)    (6,580,658)   (3,819,571)

Preferred stock dividend/accretion...................    (8,794,352)    (5,968,781)
                                                       ------------   ------------   -----------
Net loss applicable to common stockholders...........   (16,860,342)   (12,549,439)   (3,819,571)
                                                       ============   ============   ===========
  Weighted-average number of common and common
    equivalent shares outstanding....................    14,599,431     14,298,754    13,366,176
                                                       ------------   ------------   -----------
Basic and diluted loss per common share..............  $      (1.15)  $      (0.88)  $     (0.29)
                                                       ============   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          YEARS ENDED APRIL 2, 2000, MARCH 28, 1999 AND MARCH 29, 1998

                                     CONVERTIBLE PREFERRED                                  NOTE
                                          STOCK AMOUNT              COMMON STOCK         RECEIVABLE    ADDITIONAL
                                    ------------------------   -----------------------      FROM         PAID-IN     ACCUMULATED
                                      SHARES      SERIES A       SHARES       AMOUNT     STOCKHOLDER     CAPITAL       DEFICIT
                                    ----------   -----------   ----------   ----------   -----------   -----------   ------------
Balance, March 30, 1997...........               $        --   12,863,332   $4,510,730   $       --    $ 1,860,238   $(5,941,396)
Issuance of 130,964 options in
  exchange for loan guarantees....                                                                         294,669
Sale of common stock at $2.25 per
  share...........................                              1,305,533    2,937,449
Issuance of common stock in
  connection with purchase
  agreements......................                                 75,000      168,750
Issuance of common stock in
  connection with purchases of
  goods and services..............                                 21,335       48,004
Stock issuance costs..............                                            (316,093)
Isssuance of stock options........                                                                         564,412
Imputed officer compensation......                                                                         120,000
Net loss..........................                                                                                    (3,819,571)
                                    ----------   -----------   ----------   ----------   ----------    -----------   ------------
Balance, March 29, 1998...........          --            --   14,265,200    7,348,840           --      2,839,319    (9,760,967)
Issuance of 323,924 options in
  exchange for loan guarantees....                                                                         728,831
Sale of preferred stock at $2.50
  per share.......................   5,217,480    13,043,700
Conversion of note into preferred
  stock...........................   1,000,000     2,500,000
Issuance of common stock
  warrants........................                (5,968,781)                                            5,968,781
Issuance of common stock in
  connection with purchase
  agreements......................                                 10,000       22,500
Preferred stock
  dividend/accretion..............                 5,968,781                                                          (5,968,781)
Issuance of common shares in
  connection with purchases of
  goods and services..............                                 38,800       73,582
Stock issuance costs..............                (1,191,766)
Issuance of stock options.........                                                                         832,898
Imputed officer compensation......                                                                         120,000
Net loss..........................                                                                                    (6,580,658)
                                    ----------   -----------   ----------   ----------   ----------    -----------   ------------
Balance, March 28, 1999...........   6,217,480    14,351,934   14,314,000    7,444,922           --     10,489,829   (22,310,406)
Issuance of 190,948 options in
  exchange for loan guarantees....                                                                         427,723
Sale of preferred stock at $2.50
  per share.......................   9,160,784    22,901,959
Issuance of common stock
  warrants........................                (8,794,352)                                            8,794,352
Issuance of common stock in
  connection with purchase
  agreements......................                                152,089      337,500
Issuance of common shares in
  connection with purchases of
  goods and services..............                                226,171      513,586
Preferred stock
  dividend/accretion..............                 8,794,352                                                          (8,794,352)
Stock issuance costs..............                (2,046,019)
Issuance of stock options.........                                                                       1,208,014
Exercise of stock warrants........                                799,074      263,695
Note receivable from
  stockholder.....................                                                         (230,662)
Net loss..........................                                                                                    (8,065,990)
                                    ----------   -----------   ----------   ----------   ----------    -----------   ------------
Balance, April 2, 2000............  15,378,264   $35,207,874   15,491,334   $8,559,703   $ (230,662)   $20,919,918   $(39,170,748)
                                    ==========   ===========   ==========   ==========   ==========    ===========   ============


                                       TOTAL
                                    -----------
Balance, March 30, 1997...........  $   429,572
Issuance of 130,964 options in
  exchange for loan guarantees....      294,669
Sale of common stock at $2.25 per
  share...........................    2,937,449
Issuance of common stock in
  connection with purchase
  agreements......................      168,750
Issuance of common stock in
  connection with purchases of
  goods and services..............       48,004
Stock issuance costs..............     (316,093)
Isssuance of stock options........      564,412
Imputed officer compensation......      120,000
Net loss..........................   (3,819,571)
                                    -----------
Balance, March 29, 1998...........      427,192
Issuance of 323,924 options in
  exchange for loan guarantees....      728,831
Sale of preferred stock at $2.50
  per share.......................   13,043,700
Conversion of note into preferred
  stock...........................    2,500,000
Issuance of common stock
  warrants........................           --
Issuance of common stock in
  connection with purchase
  agreements......................       22,500
Preferred stock
  dividend/accretion..............           --
Issuance of common shares in
  connection with purchases of
  goods and services..............       73,582
Stock issuance costs..............   (1,191,766)
Issuance of stock options.........      832,898
Imputed officer compensation......      120,000
Net loss..........................   (6,580,658)
                                    -----------
Balance, March 28, 1999...........    9,976,279
Issuance of 190,948 options in
  exchange for loan guarantees....      427,723
Sale of preferred stock at $2.50
  per share.......................   22,901,959
Issuance of common stock
  warrants........................           --
Issuance of common stock in
  connection with purchase
  agreements......................      337,500
Issuance of common shares in
  connection with purchases of
  goods and services..............      513,586
Preferred stock
  dividend/accretion..............           --
Stock issuance costs..............   (2,046,019)
Issuance of stock options.........    1,208,014
Exercise of stock warrants........      263,695
Note receivable from
  stockholder.....................     (230,662)
Net loss..........................   (8,065,990)
                                    -----------
Balance, April 2, 2000............  $25,286,085
                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED
                                                         ---------------------------------------
                                                          APRIL 2,      MARCH 28,     MARCH 29,
                                                            2000          1999          1998
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................  $(8,065,990)  $(6,580,658)  $(3,819,571)
Adjustments to reconcile net loss to net cash used by
  operating activities
  Depreciation and amortization........................    2,547,871     1,669,389       613,970
  Stock option expense.................................    1,044,119       832,898       564,412
  Provision for doubtful accounts......................      191,054       112,018        54,218
  Stock and options issued in exchange for services and
    equipment..........................................      227,481        96,082        48,004
  Loan guarantee fee expense...........................      427,723       728,831       294,669
  Deferred lease costs.................................      (44,661)      243,065       336,486
  Imputed officer compensation.........................                    120,000       120,000
  Loss on sale of property.............................       30,851        24,215
  Changes in assets and liabilities
    Accounts receivable................................     (359,790)     (290,430)     (307,709)
    Other receivables..................................       (1,809)
    Inventories........................................   (1,823,953)     (225,840)     (301,822)
    Prepaid expenses and other assets..................   (1,687,783)      (78,669)        5,272
    Accounts payable...................................      584,101      (888,542)      983,052
    Accrued liabilities................................      948,597       487,014       184,219
                                                         -----------   -----------   -----------
      Net cash used in operating activities............   (5,982,189)   (3,750,627)   (1,224,800)
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment....................   (7,694,536)   (4,113,479)   (3,142,153)
Purchase of Spinelli Coffee Company, net of cash
  acquired.............................................                 (6,916,184)
Additions to intangible assets.........................   (1,036,781)      (24,875)     (170,600)
                                                         -----------   -----------   -----------
      Net cash used in investing activities............   (8,731,317)  (11,054,538)   (3,312,753)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under bank line of credit...................                  2,343,000     3,642,000
Repayment of bank line of credit.......................   (3,500,000)                 (1,985,000)
Payments on notes payable and capital leases...........     (189,425)     (648,282)       77,453
Proceeds from notes payable and capital leases.........      138,781
Proceeds from the issuance of convertible note.........                  2,500,000
Proceeds from issuance of common stock.................      263,695                   2,937,449
Proceeds from issuance of preferred stock..............   22,901,959    13,043,700
Stock issuance costs...................................   (2,046,019)   (1,191,766)     (316,093)
Note receivable from stockholder.......................     (230,662)
Checks drawn in excess of bank balances................    1,284,481      (113,893)      113,893
                                                         -----------   -----------   -----------
      Net cash provided by financing activities........   18,622,810    15,932,759     4,469,702
                                                         -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents...    3,909,304     1,127,594       (67,851)
Cash and cash equivalents
  Beginning of period..................................    1,149,160        21,566        89,417
                                                         -----------   -----------   -----------
  End of period........................................  $ 5,058,464   $ 1,149,160   $    21,566
                                                         ===========   ===========   ===========

          SUPPLEMENTAL CASH FLOW INFORMATION IS DISCLOSED IN NOTE 18.

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND NATURE OF OPERATIONS

    Tully's Coffee Corporation, (the "Company") was formed in 1992 for the purpose of developing and operating retail specialty coffee shops. The Company sells high quality, premium roasted whole bean coffees, rich brewed coffees, Italian-style espresso and cold beverages, baked goods and pastries along with coffee-related hardware and supplies. In addition to its retail operations, the Company sells roasted coffee to wholesale accounts domestically and to licensed operators internationally.

    The Company's fiscal year ends on the Sunday closest to March 31. Fiscal year 2000 includes 53 weeks, while fiscal years 1999 and 1998 included 52 weeks.

    As of April 2, 2000, the Company operated 65 domestic retail stores, primarily in the Seattle and San Francisco metropolitan areas. Through licenses and joint ventures, the Company operates 30 stores internationally in western Europe, Japan, Singapore and Taiwan.

CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in unconsolidated companies representing ownership interests of 20% to 50% are accounted for using the equity method of accounting. Investments in companies representing ownership interest of less than 20%, and for which the Company does not exercise significant influence, are carried at cost.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents represent short-term investments consisting of money market funds. The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost (on the first-in, first-out basis) or market.

INVESTMENTS RELATING TO JOINT VENTURES

    Investments relating to joint ventures accounted for on the equity method are stated at the Company's equity in the joint ventures' net assets plus advances to the joint venture, net of any allowances. The Company's share of the related earnings is reflected in income as earned.

    Investments relating to joint ventures accounted for on the cost method are stated at the Company's cost.

                           TULLY'S COFFEE CORPORATION

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated useful lives. Machinery and equipment are depreciated over 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 3 to 15 years. Software is depreciated over 3 years and buildings over 10 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and betterments are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations.

    When facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the asset to projected undiscounted future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss based on discounted cash flows by a charge against current operations.

INTANGIBLE ASSETS

    Intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the life of the lease, including options to renew. Goodwill is amortized on the straight-line method over 15 years. Other intangible assets are amortized on the straight-line method over 5 to 15 years.

    Costs in excess of net assets acquired, "Goodwill", is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

CASH MANAGEMENT

    Checks issued but not presented for payment to the bank, which are in excess of the related bank balance, are reflected as "Checks drawn in excess of bank balances" in the accompanying financial statements.

REVENUE RECOGNITION

    Revenue is recognized at the time of the sale or upon delivery of the products.

                           TULLY'S COFFEE CORPORATION

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STORE PRE-OPENING COSTS

    Costs incurred in connection with start-up and promotion of new store openings are expensed as incurred.

ADVERTISING COSTS

    Costs incurred for advertising and promotions are expensed when incurred and totaled $190,822, $433,990 and $234,640 during 2000, 1999 and 1998, respectively.

RENT EXPENSE

    Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such rent expense is recorded on a straight-line basis over the respective terms of the leases. Certain leases require contingent rent based on gross sales. Such rent expense is recognized as incurred.

INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

OFFICER COMPENSATION

    In accordance with Staff Accounting Bulletin (SAB) 5T added by SAB 79, ACCOUNTING FOR EXPENSES ON LIABILITIES PAID BY PRINCIPAL STOCKHOLDER, the Company recorded an amount in the financial statements for compensation expense for its President who drew no salary in 1999 and 1998. The Company recognized as compensation expense $120,000 in 1999 and 1998 and corresponding increases to additional paid-in capital were recorded. This arrangement ended and the President earned a salary for the year 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts payable, accrued liabilities and accounts receivable as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. The Company believes the carrying amounts of the Company's notes payable, line of credit and long-term debt approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

                           TULLY'S COFFEE CORPORATION

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NET LOSS PER SHARE

    Basic loss per share is calculated as loss available to the common stockholder divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, including options, warrants and convertible preferred stock computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore none of the options, warrants or convertible preferred stock outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments convertible into a total of 24,604,381, 10,929,862 and 2,000,894 shares of common stock were excluded from the calculations of diluted loss per share for the years ended April 2, 2000, March 28, 1999 and March 29, 1998, respectively.

RECLASSIFICATIONS

    Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income or financial position.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. Tully's expects that this new standard will not have a significant effect on its results of operations. SFAS 133 was amended by SFAS 137, deferring the effective date to fiscal years beginning after June 15, 2000. As of April 2, 2000 the Company has no derivative instruments.

2. ACQUISITIONS

    On June 26, 1998, the Company acquired all the outstanding shares of Spinelli Coffee Company for a total purchase price of $8.4 million. Spinelli Coffee Company had 11 Company-operated stores, 3 licensed stores, a roasting and warehouse facility in the San Francisco Bay area and 8 licensed stores in Asia. The acquisition has been accounted for under the purchase method of accounting in fiscal 1999. The purchase price has been allocated to the assets acquired and liabilities assumed based on management's estimates, arms-length negotiations with the sellers and in certain cases, independent

                           TULLY'S COFFEE CORPORATION

2. ACQUISITIONS (CONTINUED)
appraisals of asset fair values. The residual of approximately $5.1 million was recorded as "Goodwill" and is being amortized on a straight-line basis over 15 years. The results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of the acquisition.

    The purchase price of $8.4 million consists of $6.7 million paid to the seller, $221,243 of acquisition expense and the assumption of $1,446,356 in liabilities of the seller.

    The categories of assets acquired and obligations assumed, at the date of the acquisition, are as follows:

Assets acquired
  Cash......................................................  $     5,059
  Accounts receivable.......................................      163,595
  Inventories...............................................      965,415
  Prepaid and other current assets..........................       41,172
  Goodwill and other intangible assets......................    5,522,928
  Property and equipment....................................    1,538,027
  Other assets..............................................      131,403
                                                              -----------
    Total assets............................................  $ 8,367,599
                                                              ===========

Liabilities assumed
  Current liabilities.......................................  $  (520,478)
  Other liabilities.........................................     (925,878)
                                                              -----------
                                                              $(1,446,356)
                                                              ===========

    The Company incurred costs associated with the acquisition during 1999 of $221,243, primarily for professional fees and direct costs. Such costs were capitalized as part of the purchase price.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquired entity had been acquired as of the beginning of the period presented, including the impact of certain adjustments (in thousands, except for share data):

                                                                 UNAUDITED
                                                          YEAR ENDED   YEAR ENDED
                                                          MARCH 28,    MARCH 29,
                                                             1999         1998
                                                          ----------   ----------
Net sales...............................................   $ 22,180      $15,789
                                                           ========      =======
Net loss................................................   $ (6,663)     $(4,695)
                                                           ========      =======
Preferred stock dividend/accretion......................   $  5,970      $    --
                                                           ========      =======
Net loss used in calculating loss per common share......   $(12,633)     $(4,695)
                                                           ========      =======
Basic and diluted loss per share........................   $  (0.88)     $ (0.35)
                                                           ========      =======

                           TULLY'S COFFEE CORPORATION

2. ACQUISITIONS (CONTINUED)
    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Balance at March 30, 1997
  Additions charged to costs and expenses...................  $ 54,218
                                                              --------

Balance at March 29, 1998...................................    54,218
  Additions charged to costs and expenses...................   144,689
  Deductions................................................   (32,671)
                                                              --------

Balance at March 28, 1999...................................   166,236
  Additions charged to costs and expenses...................   218,275
  Deductions................................................   (27,221)
                                                              --------
Balance at April 2, 2000....................................  $357,290
                                                              ========

4. INVENTORY

    Inventories consist of the following:

                                                          2000         1999
                                                       ----------   ----------
Coffee
  Unroasted..........................................  $1,947,755   $  696,281
  Roasted............................................     267,374      114,847
Other goods held for sale............................   1,110,934      547,064
Packaging and other supplies.........................     306,446      450,364
                                                       ----------   ----------
                                                       $3,632,509   $1,808,556
                                                       ==========   ==========

5. OTHER ASSETS

    In February 2000, the Company invested $400,000 to participate in the formation of Tully's Europe B.V. joint venture. The joint venture agreement was finalized in May 2000, at which time Tully's contributed an additional $100,000 resulting in a 50% interest. The Company will account for the investment on the equity method.

    At April 2, 2000 and March 28, 1999, the Company's interest in the "Tully's Japan" venture was 10% and 12%, respectively. The Company accounts for the venture on the cost method.

    The Company has granted license agreements to Tully's Japan and Tully's Europe B.V. Under the license agreements, the joint ventures have the rights to use the Tully's trademark, brand name and products in specific geographic areas.

    In December 1999, the Company renegotiated terms of an agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores. The Company paid $200,000 in cash and

                           TULLY'S COFFEE CORPORATION

5. OTHER ASSETS (CONTINUED)
issued 200,000 shares of common stock valued at $450,000 in exchange for rental abatements and premium store locations. The original terms of the agreement called for rents to be paid over ten years at 10% of gross rents of each retail store location. As part of the revised terms, the rental payment amount was reduced to 5% of gross receipts and for the first two years no rent is to be paid. The Company paid the remainder of consideration for the premium store locations, which is included in "other". The rental abatements and premium payment are being amortized on a straight line basis over the remaining terms of the leases.

    Other assets consist of the following:

                                                            2000        1999
                                                          ---------   --------
Joint ventures..........................................    607,809    82,558
Prepaid rent............................................    420,000
Security deposits.......................................    215,855   174,099
Other...................................................    326,296
                                                          ---------   -------
                                                          1,569,960   256,657
                                                          =========   =======

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                        2000          1999
                                                     -----------   -----------
Facility under capital lease.......................  $    87,634   $    87,634
Machinery and equipment............................    6,347,412     4,180,325
Leasehold improvements.............................   13,034,769     8,055,382
Furniture and fixtures.............................    3,020,816     1,214,774
Software...........................................      678,904       127,823
                                                     -----------   -----------
                                                      23,169,535    13,665,938

Less: Accumulated depreciation and amortization....   (4,755,293)   (2,658,346)
                                                     -----------   -----------
                                                     $18,414,242   $11,007,592
                                                     ===========   ===========

    Accumulated depreciation related to assets held under capital leases included in the above balance as of April 2, 2000 and March 28, 1999 was $35,054 and $26,267, respectively.

                           TULLY'S COFFEE CORPORATION

7. GOODWILL AND INTANGIBLE ASSETS

    Goodwill and other intangible assets consist of the following:

                                                          2000         1999
                                                       ----------   ----------
Goodwill.............................................  $5,637,298   $5,297,422
Leasehold interests..................................     627,549      397,848
Lease commissions....................................     556,267      134,849
Trademark and logo design costs......................     345,552      241,199
Covenants not to compete.............................     110,000       85,000
Other................................................      23,560       23,560
                                                       ----------   ----------
                                                        7,300,226    6,179,878

Less accumulated amortization
  Goodwill...........................................    (673,576)    (324,052)
  Other intangible assets............................    (232,419)    (138,006)
                                                       ----------   ----------
                                                       $6,394,231   $5,717,820
                                                       ==========   ==========

8. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

                                                        2000          1999
                                                     -----------   -----------
Deferred tax assets
  Net operating loss carryforwards.................  $ 6,703,000   $ 4,481,000
  Stock options....................................    1,321,000       944,000
  Goodwill.........................................           --       229,000
  Allowance for doubtful accounts..................      127,000        60,000
  Accrued vacation.................................       55,000        41,000
  Other............................................       35,000        41,000
                                                     -----------   -----------
Total deferred tax assets..........................    8,241,000     5,796,000
                                                     -----------   -----------

Deferred tax liabilities
  Depreciation and amortization....................     (143,000)     (249,000)
                                                     -----------   -----------
Total deferred tax liabilities.....................     (143,000)     (249,000)
                                                     -----------   -----------
Total deferred tax assets..........................    8,098,000     5,547,000

Less: Valuation allowance..........................   (8,098,000)   (5,547,000)
                                                     -----------   -----------
Net deferred tax assets............................  $        --   $        --
                                                     ===========   ===========

    At April 2, 2000 and March 28, 1999, the Company had accumulated tax net operating loss carryforwards of approximately $18,800,000 and $12,600,000, respectively, which expire through 2019.

                           TULLY'S COFFEE CORPORATION

8. INCOME TAXES (CONTINUED)
    The Company's ability to use its net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended. These restrictions limit future use of net operating loss and credit carryforwards if certain stock ownership changes occur.

    A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                      2000        1999        1998
                                                    --------    --------    --------
Federal statutory rate............................    (34.0)%    (34.0)%      (34.0)%
State income taxes, net of federal benefit........     (1.6)      (1.6)
Change in tax rate................................                (2.0)
Other.............................................      2.8        1.3          1.7
Valuation allowance...............................     32.8       36.3         32.3

9. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                          2000         1999
                                                       ----------   ----------
Commissions payable on preferred stock sales.........  $1,554,983   $  410,085
Employee wages and taxes.............................     406,118      589,420
Other................................................     186,909      199,908
                                                       ----------   ----------
                                                       $2,148,010   $1,199,413
                                                       ==========   ==========

    Commissions payable on Series A Preferred Stock sales are payable in warrants of common stock. On May 22, 2000, the Company issued warrants to purchase 621,933 shares of common stock at $0.01 per share and 310,997 shares of common stock at $.33 per share to satisfy the payable.

10. BANK LINE OF CREDIT AND LONG-TERM DEBT

    At March 15, 2000, the Company signed a loan modification agreement to extend its $6.0 million bank line of credit through June 30, 2000. As of April 2, 2000, the outstanding balance was $3.0 million. Interest is charged at the prime lending rate plus 1/2% (9.5% at April 2, 2000). The line is collateralized by all of the Company's assets, and is guaranteed by the CEO and a board member in return for a guarantee fee of 1.0% of the line's monthly average balance. In 2000, 1999 and 1998 in exchange for the guarantee, the Company issued stock options for 190,948, 323,924 and 130,964 shares of common stock with an estimated fair market value of $427,723, $728,831 and $294,669 to the guarantors, respectively, which have been expensed.

    The line of credit agreement contains certain covenants and restrictions requiring, among other things, a minimum level of tangible net worth, limitations on capital expenditures and certain other restrictions. The Company is in compliance with these provisions at April 2, 2000.

    On June 15, 2000, the Company signed a new line-of-credit agreement for an available amount of $6,000,000 at substantially the same terms as the previous agreement and maturing on July 1, 2001.

                           TULLY'S COFFEE CORPORATION

10. BANK LINE OF CREDIT AND LONG-TERM DEBT (CONTINUED)
    In June 1998, the company issued a convertible note to a shareholder in the amount of $2,500,000. The note accrued interest at a rate of 12% per annum with a maturity date of June 30, 2003. The note and any accrued interest was convertible at any time into Series A Preferred Stock at a conversion rate of $10.00 for 4 shares of the stock plus warrants to purchase 2 shares of common stock at a price of $0.33 per share. The note was converted on March 28, 1999 into 1,000,000 shares of Series A Preferred Stock (see Note 15).

    Long-term debt consists of the following:

                                                                2000       1999
                                                              --------   --------
Note payable in monthly installments of $15,859, including
  interest at 6.75%, through September 2000, collateralized
  by unearned or return insurance premiums, accrued
  dividends and loss payments...............................  $ 77,977
Notes payable in monthly installments of $1,520, including
  interest ranging from 3.9% to 10.9%, maturing from June
  2000 through June 2003, collateralized by various
  equipment.................................................    29,343   $ 23,110
Note payable in monthly installments of $2,420, including
  interest at 10.25%, through June 2004, collateralized by
  equipment, repaid in 2000.................................              133,612
                                                              --------   --------
                                                               107,320    156,722
Less: Current portion.......................................   (93,559)   (27,744)
                                                              --------   --------
                                                              $ 13,761   $128,978
                                                              ========   ========

    Future principal payments on long-term debt are as follows:

FISCAL YEAR
-----------
2001........................................................  $ 93,559
2002........................................................     6,828
2003........................................................     5,549
2004........................................................     1,384
                                                              --------
                                                              $107,320
                                                              ========

11. RELATED-PARTY TRANSACTIONS

    In previous years a company controlled by the majority stockholder of the Company provided development services to the Company. The Company incurred costs of $70,000 and $48,500 related to services provided by this company during 1999 and 1998, respectively.

    A director of the Company is of counsel with a law firm that provides legal services to the Company. During 2000, 1999 and 1998, the Company incurred costs of $169,585, $137,683 and $64,950, respectively, related to services performed by the law firm, (of which $21,832, $0 and 10,614 was payable at April 2, 2000, and March 28, 1999, respectively).

                           TULLY'S COFFEE CORPORATION

11. RELATED-PARTY TRANSACTIONS (CONTINUED)

    In June 1998, the Company issued a $2,500,000 convertible note to a director of the Company. The Company incurred interest expense of $223,383 related to the note. The note was converted into 1,000,000 shares of preferred stock on March 28, 1999 (see Note 10).

    At April 2, 2000, the Company has a note receivable of $230,662 from the majority stockholder, payable in fiscal year 2001.

    A company owned by a director of the Company leases space for retail stores to the Company. Rental expense for 2000, 1999 and 1998 was $229,887, $221,016 and $136,285, respectively.

    Certain stockholders provide a guarantee on the Company's line of credit (see Note 10).

    In connection with the Company's international license agreements, the Company had sales of $442,000 to licensees during 2000. There were no licensee receivables outstanding at year-end.

12. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company leases retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew leases. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these leases was $3,045,519, $1,830,332 and $960,455 for 2000, 1999 and 1998, respectively.
Contingent rental expense was $210,676, $140,612 and $88,197 for 2000, 1999 and 1998, respectively and is recognized as incurred. The majority shareholder has guaranteed performance under one of the Company's operating leases.

    In connection with certain leases, lessors granted tenant improvement allowances. These amounts, included in the financial statements under the caption deferred lease costs, are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of the Company's leases.

    The Company has subleased certain space through 2007. Sublease income will be $24,025, $17,010, $9,500 and $6,000 in 2001, 2002, 2003 and 2004,
respectively. Total sublease income in 2005 through 2007 will be $14,000.

    Minimum future rental payments under noncancellable operating leases as of April 2, 2000 are summarized as follows:

FISCAL YEAR
-----------
2001........................................................  $ 3,846,165
2002........................................................    3,900,022
2003........................................................    3,712,026
2004........................................................    3,517,785
2005........................................................    3,382,395
Thereafter..................................................   13,704,390
                                                              -----------
Total.......................................................  $32,062,783
                                                              ===========

                           TULLY'S COFFEE CORPORATION

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future rental payments under capital leases as of April 2, 2000 are summarized as follows:

FISCAL YEAR
-----------
2001........................................................  $  57,474
2002........................................................     45,500
2003........................................................     42,165
2004........................................................     33,334
2005........................................................     19,019
Thereafter..................................................    232,529
                                                              ---------
Total minimum lease payment.................................    430,021
Less: Amount representing interest..........................   (238,509)
                                                              ---------
Present value of net minimum lease payments under capital
  lease.....................................................  $ 191,512
                                                              =========

    PURCHASE COMMITMENTS

    As of June 22, 2000, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of loss on nondelivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

    The Company has two sponsorship agreements expiring in 2003 that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees are $1,190,321, $1,355,031 and $1,470,182 due in 2001, 2002, and 2003,
respectively.

    In June 2000, the Company signed a ten-year office space lease, which requires annual rent payments of approximately $434,000 for fiscal year 2001, $607,000 for fiscal year 2002, $612,000 for fiscal years 2003 through 2005, $697,000 for fiscal year 2006, $704,000 for fiscal years 2007 through 2010 and $59,000 for fiscal year 2011.

    CONTINGENCIES

    In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings, which, in the opinion of management, would adversely affect operations, or cash flow.

13. STORE OPERATIONS

    Between April 3, 2000 and June 22, 2000, the Company opened 13 new stores and entered into lease agreements for these additional stores. The lease terms are commensurate with the Company's existing lease agreements.

    STORE ACQUISITIONS

    During 1998, the Company entered into purchase agreements with third parties to assume leases for certain locations, purchase assets such as equipment and leasehold improvements and obtain

                           TULLY'S COFFEE CORPORATION

13. STORE OPERATIONS (CONTINUED)
noncompete agreements from the sellers. In the aggregate, the Company paid $86,200 in cash, issued a $108,456 note payable due in equal payments over 45 months, and issued 75,000 shares of common stock, valued at $2.25 per share, to the sellers in connection with the purchase agreements.

    During 2000, the Company entered into purchase agreements with third parties to assume leases for certain locations, purchase assets such as equipment and leasehold improvements and obtain noncompete agreements from the sellers. In the aggregate, the Company paid $610,000 in cash and issued 152,089 shares of common stock, valued at $2.25 per share, to the sellers in connection with the purchase agreements.

14. STOCK OPTIONS

    In 1994, the Company adopted a Stock Incentive Plan (the "Plan") whereby the Company may issue incentive or nonqualified stock options to employees and directors. Stock options are granted solely at the discretion of the Company and are issued at a price equal to the estimated fair market value of the stock at the date of grant or at $0.01. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by the Company, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. In August 1999 the Company's shareholders approved an amended Plan, which established the maximum number of shares issuable under the Plan and the Employee Stock Purchase Plan (see Note 16) at 4,200,000.

    In addition to options granted under the Plan, the majority stockholder has granted options to purchase his shares of stock to employees and outside parties. During 2000, 1999 and 1998 options to purchase 276,375, 283,000 and 240,350 shares, respectively, of common stock at exercise prices of $0.01 per share were granted to certain employees by the stockholder. Options outstanding to these individuals at April 2, 2000 were 1,709,692. The options were issued from the majority stockholder's shares rather than newly issued shares of the Company to avoid diluting the other stockholders. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. Although the options were not granted by the Company, generally accepted accounting principles under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") require that the Company record an expense related to these grants. Accordingly, in 2000, 1999 and 1998 the Company recorded an increase to additional paid-in capital and a non-cash charge to compensation expense of $619,080, $701,256 and $540,787, respectively.

    The Company granted fully vested non-qualified stock options to its directors and to certain outside contractors as compensation for services. Noncash charges of $106,987, $70,416 and $23,625 were recorded in 2000, 1999 and 1998 related to these options for 47,762, 33,500 and 10,500 shares, respectively.

    In addition, in exchange for a guarantee on its line of credit, the Company issued stock options for 190,948, 323,924 and 130,964 shares of common stock in 2000, 1999 and 1998 respectively (see Note 10).

    The Company has adopted the disclosure-only provisions SFAS No. 123. Accordingly, no compensation cost has been recognized for stock options issued to employees at fair market value under the plans. Had compensation cost for the Company's stock option plans been determined based

                           TULLY'S COFFEE CORPORATION

14. STOCK OPTIONS (CONTINUED)
on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       YEARS ENDED
                                         ---------------------------------------
                                          APRIL 2,      MARCH 28,     MARCH 29,
                                            2000          1999          1998
                                         -----------   -----------   -----------
Net loss-as reported...................  $(8,065,990)  $(6,580,658)  $(3,819,571)
Net loss-pro forma.....................  $(8,283,378)  $(6,696,739)  $(3,860,160)
Basic and diluted loss per common share
  As reported..........................  $     (1.15)  $     (0.88)  $     (0.29)
  Pro forma............................  $     (1.17)  $     (0.89)  $     (0.29)

    The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                               YEARS ENDED
                                             ------------------------------------------------
                                                APRIL 2,        MARCH 28,        MARCH 29,
                                                  2000             1999             1998
                                             --------------   --------------   --------------
Risk free interest rate....................  5.44% to 6.59%   4.17% to 5.72%   4.55% to 6.05%
Expected lives.............................    5-10 years       5-10 years       5-7 years

    Stock option activity including amounts granted by the majority shareholder, under all plans for 2000, 1999 and 1998 is summarized as follows:

                                                               OUTSTANDING
                                                              STOCK OPTIONS
                                                          ---------------------
                                                                      WEIGHTED-
                                                                       AVERAGE
                                                          NUMBER OF   EXERCISE
                                                           SHARES       PRICE
                                                          ---------   ---------
Balance, March 30, 1997.................................  1,418,629     $.230
  Granted...............................................    582,265      .610
                                                          ---------
Balance, March 29, 1998.................................  2,000,894      .340
  Granted...............................................  1,132,632      .720
  Forfeited.............................................    (49,885)     .010
                                                          ---------
Balance, March 28, 1999.................................  3,083,641      .485
  Granted...............................................  1,175,759       .42
  Forfeited.............................................   (213,649)      .01
  Exercised.............................................    (12,350)      .01
                                                          ---------
Balance, April 2, 2000..................................  4,033,401     $.493
                                                          =========

                           TULLY'S COFFEE CORPORATION

14. STOCK OPTIONS (CONTINUED)

                                                    2000                     1999                    1998
                                           ----------------------   ----------------------   ---------------------
                                                       WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                        AVERAGE                  AVERAGE                 AVERAGE
                                            SHARES     FAIR VALUE    SHARES     FAIR VALUE    SHARES    FAIR VALUE
                                           ---------   ----------   ---------   ----------   --------   ----------
Weighted-average fair value of options
  granted during the year whose exercise
  price was less than the fair value of
  the stock on the date of grant.........    961,255     $2.24        929,188     $2.01      381,814      $2.24
Weighted-average fair value of options
  granted during the year whose exercise
  price was equal to the fair value of
  the stock on the date of grant.........    214,504       .77        203,444       .89      200,451        .41
                                           ---------                ---------                -------
                                           1,175,759                1,132,632                582,265
                                           =========                =========                =======

    The following table summarizes information about fixed-price options outstanding at April 2, 2000:

                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         -------------------------------------------------   ------------------------------
                                                          WEIGHTED-AVERAGE
RANGE OF                   NUMBER      WEIGHTED-AVERAGE      REMAINING         NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES          OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
---------------          -----------   ----------------   ----------------   -----------   ----------------
                                                              (YEARS)
  0.01.................    3,035,066         0.01               16.4           2,714,539         0.01
  0.33.................       41,079         0.33                4.3              41,079         0.33
  1.50.................      183,303         1.50                  7             146,642         1.50
  1.75 - 1.78..........      400,449         1.77                8.9             270,269         1.77
 $2.25.................      373,504       $ 2.25                9.6              68,904       $ 2.25
                         -----------                                         -----------
                           4,033,401                                           3,241,433
                         ===========                                         ===========

    As of April 2, 2000, March 28, 1999 and March 29, 1998 options for 3,241,433, 2,479,147 and 1,659,112 shares respectively, were exercisable.

15. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    In June 1998, the Company offered 2,000,000 Investment Units in a
Regulation D offering. In August 1999, the Company's Board of Directors proposed and the shareholders approved certain amendments to the Company's Articles of Incorporation, which included an increase in the number of authorized shares of Series A Preferred Stock from 10,000,000 to 17,500,000 and from 2,000,000 units to 4,375,000 units.

    The per unit offering price was $10.00 and each unit consisted of 4 shares of the Company's Series A Preferred Stock and a warrant to purchase two shares of the Company's Common Stock at an exercise price of $0.33 per share. The warrants have a 10-year life. The Series A Preferred Stock is convertible into one share each of common stock at the option of the shareholder, has preference over common stock upon liquidation of the Company, and has the right to participate in any dividend payable on the common stock. The Preferred Stock also has voting rights. Each share of Series A

                           TULLY'S COFFEE CORPORATION

15. STOCKHOLDERS' EQUITY (CONTINUED)
Preferred Stock is automatically convertible into one share of the Company's common stock if the Company makes a "Qualified Offering" of its common stock. A Qualified Offering is defined as an offering of the Company's common stock in excess of $15 million made pursuant to a registration statement filed under the Securities Act of 1933.

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. The Series B Preferred Stock is junior in liquidation preference to the Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. The Company had subscriptions of approximately $9 million at July 3, 2000. The Company expects to complete the equity financing in July 2000.

    COMMON STOCK

    The amendment discussed above increased the authorized number of common shares to 120,000,000.

    The line of credit arrangement restricts the Company's ability to pay dividends without the bank's permission.

    In connection with the agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores (see Note 5), 200,000 shares of common stock were issued at $2.25 per share. The agreement provides the stockholder with the right for 5 years to sell the common stock back to the Company at $2.00 per share.

    WARRANTS

    In connection with the 1999 and 2000 Series A Preferred Stock offering and the conversion of a note to preferred stock in 1999, the Company issued warrants to purchase 4,580,392 and 3,108,740 shares of common stock at an exercise price of $0.33 per share in 2000 and 1999, respectively. The exercise price of the warrant at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

    As a result of the aforementioned accounting, the Company allocated $8,794,352 and $5,968,781 of the preferred stock proceeds to additional paid in capital in 2000 and 1999, respectively. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock. The weighted-average fair value of the warrants on the date of grant was $2.08 for 2000 and 1999.

16. STOCK PURCHASE PLAN

    In 2000, the shareholders approved the Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has authorized

                           TULLY'S COFFEE CORPORATION

16. STOCK PURCHASE PLAN (CONTINUED)
up to 4,200,000 shares of common stock to be offered under the Purchase Plan and Stock Option Plan combined. No offerings have yet occurred. An eligible employee may purchase share of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

    The Purchase Plan is administered by a committee appointed by the Board. Any employee who is customarily employed for at least 20 hours per week and more than five months in a calendar year by the Company, or by any majority-owned subsidiary designated from time to time by the Board, and who does not own 5% or more of the total combined voting power or value of all classes of the Company's outstanding capital stock, is eligible to participate in the Purchase Plan.

17. EMPLOYEE 401(k) SAVINGS PLAN

    During fiscal year 2000, the Company adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by the Company for six months. There is no mandatory company match.

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

    Supplemental cash flow information is as follows:

                                                                         YEARS ENDED
                                                             ------------------------------------
                                                              APRIL 2,    MARCH 28,    MARCH 29,
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Cash paid during the period for interest...................  $  337,303   $  258,171    $220,929
                                                             ==========   ==========    ========
Noncash investing and financing activity
  Accounts payable to purchase equipment...................  $1,592,966   $  132,000    $703,227
                                                             ==========   ==========    ========
  Notes issued to purchase equipment.......................  $       --   $   91,325    $ 50,402
                                                             ==========   ==========    ========
  Notes payable converted into preferred stock.............  $       --   $2,500,000    $     --
                                                             ==========   ==========    ========
  Common stock issued to purchase equipment, leasehold
    improvements...........................................  $  337,500   $       --    $168,750
                                                             ==========   ==========    ========
  Common stock issued to purchase other assets.............  $  450,000   $       --    $     --
                                                             ==========   ==========    ========
Deemed preferred stock dividend on preferred stock issuance
  as a result of beneficial conversion feature of attached
  common stock warrants....................................  $8,794,352   $5,968,781    $     --
                                                             ==========   ==========    ========

19. SEGMENT REPORTING

    The Company presents segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an

                           TULLY'S COFFEE CORPORATION

19. SEGMENT REPORTING (CONTINUED)
enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

    The Company is organized into a number of business units. The Company's retail store operations comprise 87% of total revenues. The remainder of the Company's revenues is generated from the wholesale sales to domestic and foreign customers.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income/(loss) represents earnings before interest income and expense.

    The tables below present information by operating segment:

                                                                           YEARS ENDED
                                                        --------------------------------------------------
                                                        APRIL 2, 2000    MARCH 28, 1999    MARCH 29, 1998
                                                        --------------   ---------------   ---------------
REVENUES
  Retail Store Operations.............................    24,061,772        17,537,667         8,451,048
  All other business units............................     3,636,500         2,669,516           569,266
                                                          ----------        ----------        ----------
Total Revenues........................................    27,698,272        20,207,183         9,020,314
                                                          ==========        ==========        ==========
OPERATING INCOME/(LOSS)
  Retail Store Operations.............................     1,022,201           340,411          (307,932)
  All other business units............................       351,542           543,132          (188,053)
  Unallocated Corporate Expenses......................    (9,363,690)       (6,630,363)       (3,065,415)
  Interest Net........................................       (76,043)         (833,838)         (258,171)
                                                          ----------        ----------        ----------
Net Loss..............................................    (8,065,990)       (6,580,658)       (3,819,571)
                                                          ==========        ==========        ==========
DEPRECIATION AND AMORTIZATION
  Retail Store Operations.............................     1,614,637           903,127           434,486
  All other business units............................        81,533            27,594            14,786
  Unallocated Corporate Expenses......................       851,701           738,668           164,698
                                                          ----------        ----------        ----------
Total Depreciation & Amortization.....................     2,547,871         1,669,389           613,970
                                                          ==========        ==========        ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors will be included under "Election of Directors" in our definitive proxy statement for our 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated by reference. Information with respect to our executive officers is included under
Item 4(a) of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to executive compensation will be included under "Executive Compensation" in our 2000 Proxy Statement and is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in our 2000 Proxy Statement and is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K:

       1. FINANCIAL STATEMENTS The following financial statements are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

       2.  FINANCIAL STATEMENT SCHEDULES

       3.  EXHIBITS

           (a) The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
           2            Spinelli Acquisition Agreement(1)

         3.1            Amended and Restated Articles of Incorporation of Tully's
                        Coffee Corporation(2)

         3.2            Bylaws of Tully's Coffee Corporation(1)

         4.1 Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

         4.2 Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

         4.3            Form of common stock warrant issued in Series A Convertible
                        Preferred Stock financing (1)

         4.4            Form of Registration Rights Agreement with Series A
                        Preferred Shareholders(1)

         4.5            Tom T. O'Keefe Stock Escrow Agreement(1)

        10.1            Borrowing Agreement between Tully's and SeaFirst Bank(1)

        10.2 Lease Agreement between Tully's and Kent Central, LLC, as amended

        10.3            Lease Agreement between Tully's and Airport Way Rentals(1)

        10.4            Tully's Coffee Corporation 1994 Stock Option Plan(2)

        10.5            Tully's Coffee Corporation 1999 Employee Stock Purchase
                        Plan(2)

          23            Consent of PricewaterhouseCoopers LLP

          27            Financial Data Schedule

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form 10, as amended.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

    (b) Reports on Form 8-K. The Company did not file any Current Reports on form 8-K during the fourth quarter of the fiscal year ended April 2, 2000.

ITEM 15.  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 3, 2000.

                                                      TULLY'S COFFEE CORPORATION

                                                           /s/ STEPHEN R. GRIFFIN
                                                           --------------------------------------------
                                                      By:  Stephen R. Griffin

                                                           Vice President--Finance, Chief Financial
                                                           Officer and Secretary
                                                           --------------------------------------------

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom T. O'Keefe and Stephen R. Griffin each of them, his attorney-in-fact, with the power of substitution, for any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 3, 2000 on behalf of the Registrant and in the capacities indicated:

                    SIGNATURE                                           TITLE
                    ---------                                           -----
/s/ TOM T. O'KEEFE
-------------------------------------------         President, Chief Executive Officer and
Tom T. O'Keefe                                        Chairman of the Board

/s/ STEPHEN R. GRIFFIN
-------------------------------------------         Vice President--Finance, Chief Financial
Stephen R. Griffin                                    Officer and Secretary

/s/ MARC EVANGER
-------------------------------------------         Vice President--Corporate Planning and
Marc Evanger                                          Development and Director

/s/ GRAHAM ANDERSON
-------------------------------------------         Director
Graham Anderson

/s/ LARRY A. CULVER
-------------------------------------------         Director
Larry A. Culver

                    SIGNATURE                                           TITLE
                    ---------                                           -----
/s/ ROBERT J. HOLMES
-------------------------------------------                            Director
Robert J. Holmes

/s/ LAWRENCE L. HOOD
-------------------------------------------                            Director
Lawrence L. Hood

/s/ GEORGE HUBMAN
-------------------------------------------                            Director
George Hubman

/s/ KEITH MCCAW
-------------------------------------------                            Director
Keith McCaw

/s/ RICHARD J. PADDEN
-------------------------------------------                            Director
Richard J. Padden