Form 10-K/A
period 2000-04-02
TULLYS COFFEE CORP
filed 2000-07-06
CIK 944136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)



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

                                     PART I

ITEM 1.  BUSINESS

GENERAL


    Tully's Coffee Corporation and its subsidiary (collectively "Tully's" or "the Company") sells high quality, premium roasted whole bean coffees, rich brewed coffees, Italian-style espresso and cold beverages, baked goods and pastries along with coffee-related hardware and supplies. As of June 15, 2000, Tully's had 75 company-owned locations in the United States, 35 licensed locations internationally and 37 additional retail store locations for which leases had been signed and which were at various stages of development. Tully's also sells its products to wholesale accounts and provides office coffee service. The Company's philosophy is straightforward--provide an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest coffee and espresso drinks available. It is management's goal to make each location warm and inviting, with employees who go out of their way to make customers feel special. The Company believes that developing customer loyalty and brand recognition is of the utmost importance in its business and expansion strategy.


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


    During the buying season, we may enter into forward commitments for the purchase of green coffee that may only be available in small quantities. Rotating our coffee selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. We contract for future delivery of green coffee to help ensure adequacy of supply. As of June 15, 2000, the Company had approximately
$2.0 million in fixed-price purchase commitments through November 1, 2000 which, together with existing inventory, is expected to provide an adequate supply of green coffee well into fiscal year 2001. Tully's believes, based on relationships established with its suppliers in the past, that the risk of non-delivery on such purchase commitments is remote.


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

ITEM 2.  PROPERTIES


    As of June 15, 2000, Tully's operated a total of 75 company-owned locations in the United States, 35 licensed locations internationally and had 37 additional retail store locations for which leases had been signed and were at various stages of development.


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


                                                                  YEAR ENDED
                                    -----------------------------------------------------------------------
                                    APR 2, 2000   MAR 28, 1999   MAR 29, 1998   MAR 30, 1997   MAR 31, 1996
                                    (53 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                    -----------   ------------   ------------   ------------   ------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF OPERATIONS DATA
Net sales.........................    $ 27,698      $ 20,207        $ 9,020        $ 5,430        $ 2,710
Operating loss....................      (7,717)       (5,088)        (3,267)        (2,120)        (1,790)
Net loss..........................      (8,066)       (6,581)        (3,820)        (2,482)        (1,820)
Preferred stock dividend
  accretion.......................      (8,794)       (5,969)            --             --             --
                                      --------      --------        -------        -------        -------
Net loss applicable to common
  stockholders....................    $(16,860)     $(12,550)       $(3,820)       $(2,482)       $(1,820)
                                      ========      ========        =======        =======        =======
Basic and diluted loss per common
  share...........................    $  (1.15)     $  (0.88)       $ (0.29)       $ (0.20)       $ (0.19)
Weighted-Average number of common
  and common equivalent shares
  outstanding.....................      14,599        14,299         13,366         12,688          9,409
                                      --------      --------        -------        -------        -------

BALANCE SHEET DATA
Working capital...................         (47)       (5,799)        (1,617)          (100)            50
Total assets......................      36,844        20,719          8,078          3,980          3,110
Long-term debt (including current
  portion)........................       3,107         6,657          4,293          2,520            930
Shareholders' equity..............      25,286         9,976            427            430          1,230

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


                                                                         FISCAL YEAR ENDED:
                                                              -----------------------------------------
                                                              APRIL 2,       MARCH 28,       MARCH 29,
                                                                2000            1999            1998
                                                              ---------      ----------      ----------
STATEMENT OF OPERATIONS DATA:
Net Sales...................................................    100.0 %         100.0 %         100.0 %
                                                                -----           -----           -----
Cost of goods sold and related occupancy costs..............     50.4 %          53.0 %          55.5 %
Selling, general and administrative costs...................     64.5 %          59.8 %          67.6 %
Stock option compensation expense...........................      3.8 %           4.1 %           6.3 %
Depreciation and amortization...............................      9.2 %           8.3 %           6.9 %
                                                                -----           -----           -----
Operating loss..............................................    (27.9)%         (25.2)%         (36.3)%

Interest expense............................................      1.2 %           4.1 %           2.9 %
Interest income.............................................     (1.0)%
Miscellaneous expense (income)..............................     (0.5)%          (0.3)%          (0.0)%
Loan guarantee fee expense..................................      1.5 %           3.6 %           3.2 %
                                                                -----           -----           -----
  Net loss..................................................    (29.1)%         (32.6)%         (42.4)%

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


    FISCAL YEAR ENDED MARCH 28, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 29,
     1998


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

                           TULLY'S COFFEE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED
                                                       -----------------------------------------
                                                         APRIL 2,      MARCH 28,      MARCH 29,
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net sales............................................  $ 27,698,272   $ 20,207,183   $ 9,020,314
                                                       ------------   ------------   -----------
Cost of goods sold and related occupancy expenses....    13,958,897     10,705,398     5,012,058
Selling, general and administrative costs............    17,863,895     12,087,455     6,096,606
Stock option compensation expense....................     1,044,119        832,898       564,412
Depreciation and amortization........................     2,547,871      1,669,389       613,970
                                                       ------------   ------------   -----------
    Operating loss...................................    (7,716,510)    (5,087,957)   (3,266,732)
                                                       ------------   ------------   -----------
Other expenses (income)
  Interest expense...................................       350,978        833,838       258,170
  Interest income....................................      (279,530)
  Miscellaneous expense (income).....................      (149,691)       (69,968)
  Loan guarantee fee expense.........................       427,723        728,831       294,669
                                                       ------------   ------------   -----------
                                                            349,480      1,492,701       552,839
                                                       ------------   ------------   -----------
    Net loss.........................................    (8,065,990)    (6,580,658)   (3,819,571)

Preferred stock dividend/accretion...................    (8,794,352)    (5,968,781)
                                                       ------------   ------------   -----------
Net loss applicable to common stockholders...........   (16,860,342)   (12,549,439)   (3,819,571)
                                                       ============   ============   ===========
Weighted-average number of common and common
  equivalent shares outstanding......................    14,599,431     14,298,754    13,366,176
                                                       ============   ============   ===========
Basic and diluted loss per common share..............  $      (1.15)  $      (0.88)  $     (0.29)
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

    Long-term debt consists of the following:

                                                            2000       1999
                                                          --------   --------
Note payable in monthly installments of $15,859,
  including interest at 6.75%, through September 2000,
  collateralized by unearned or return insurance
  premiums, accrued dividends and loss payments.........  $ 77,977
Notes payable in monthly installments of $1,520,
  including interest ranging from 3.9% to 10.9%,
  maturing from June 2000 through June 2003,
  collateralized by various equipment...................    29,343   $ 23,110
Note payable in monthly installments of $2,420,
  including interest at 10.25%, through June 2004,
  collateralized by equipment, repaid in 2000...........              133,612
                                                          --------   --------
                                                           107,320    156,722
Less: Current portion...................................   (93,559)   (27,744)
                                                          --------   --------
                                                          $ 13,761   $128,978
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

    Stock option activity including amounts granted by the majority shareholder, under all plans for 2000, 1999 and 1998 is summarized as follows:

                                                               OUTSTANDING
                                                              STOCK OPTIONS
                                                          ---------------------
                                                                      WEIGHTED-
                                                                       AVERAGE
                                                          NUMBER OF   EXERCISE
                                                           SHARES       PRICE
                                                          ---------   ---------
Balance, March 30, 1997.................................  1,418,629     $.230
  Granted...............................................    582,265      .610
                                                          ---------
Balance, March 29, 1998.................................  2,000,894      .340
  Granted...............................................  1,132,632      .720
  Forfeited.............................................    (49,885)     .010
                                                          ---------
Balance, March 28, 1999.................................  3,083,641      .485
  Granted...............................................  1,175,759       .42
  Forfeited.............................................   (213,649)      .01
  Exercised.............................................    (12,350)      .01
                                                          ---------
Balance, April 2, 2000..................................  4,033,401     $.493
                                                          =========

                           TULLY'S COFFEE CORPORATION

14. STOCK OPTIONS (CONTINUED)


                                                    2000                     1999                    1998
                                           ----------------------   ----------------------   ---------------------
                                                       WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                        AVERAGE                  AVERAGE                 AVERAGE
                                            SHARES     FAIR VALUE    SHARES     FAIR VALUE    SHARES    FAIR VALUE
                                           ---------   ----------   ---------   ----------   --------   ----------
Weighted-average fair value of options
  granted during the year whose exercise
  price was less than the fair value of
  the stock on the date of grant.........    961,255     $2.24        929,188     $2.01      381,814      $2.24
Weighted-average fair value of options
  granted during the year whose exercise
  price was equal to the fair value of
  the stock on the date of grant.........    214,504     $0.77        203,444     $0.89      200,451      $0.41
                                           ---------                ---------                -------
                                           1,175,759                1,132,632                582,265
                                           =========                =========                =======


    The following table summarizes information about fixed-price options outstanding at April 2, 2000:


                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         -------------------------------------------------   ------------------------------
                                                          WEIGHTED-AVERAGE
RANGE OF                   NUMBER      WEIGHTED-AVERAGE      REMAINING         NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES          OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
---------------          -----------   ----------------   ----------------   -----------   ----------------
                                                              (YEARS)
 $0.01.................    3,035,066       $ 0.01               16.4           2,714,539       $ 0.01
  0.33.................       41,079         0.33                4.3              41,079         0.33
  1.50.................      183,303         1.50                  7             146,642         1.50
  1.75 - 1.78..........      400,449         1.77                8.9             270,269         1.77
 $2.25.................      373,504       $ 2.25                9.6              68,904       $ 2.25
                         -----------                                         -----------
                           4,033,401                                           3,241,433
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

    The tables below present information by operating segment:


                                                                          YEARS ENDED
                                                       --------------------------------------------------
                                                       APRIL 2, 2000    MARCH 28, 1999    MARCH 29, 1998
                                                       --------------   ---------------   ---------------
Revenues
  Retail Store Operations............................   $24,061,772       $17,537,667       $ 8,451,048
  All other business units...........................     3,636,500         2,669,516           569,266
                                                        -----------       -----------       -----------
Total Revenues.......................................   $27,698,272       $20,207,183       $ 9,020,314
                                                        ===========       ===========       ===========
Operating income/(loss)
  Retail Store Operations............................   $ 1,022,201       $   340,411       $  (307,932)
  All other business units...........................       351,542           543,132          (188,053)
  Unallocated Corporate Expenses.....................    (9,363,690)       (6,630,363)       (3,065,415)
  Interest, Net......................................       (76,043)         (833,838)         (258,171)
                                                        -----------       -----------       -----------
Net Loss.............................................   $(8,065,990)      $(6,580,658)      $(3,819,571)
                                                        ===========       ===========       ===========
Depreciation and amortization
  Retail Store Operations............................   $ 1,614,637       $   903,127       $   434,486
  All other business units...........................        81,533            27,594            14,786
  Unallocated Corporate Expenses.....................       851,701           738,668           164,698
                                                        -----------       -----------       -----------
Total Depreciation & Amortization....................   $ 2,547,871       $ 1,669,389       $   613,970
                                                        ===========       ===========       ===========

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

        10.2 Lease Agreement between Tully's and Kent Central, LLC, as amended(3)

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


(3) Filed as part of the Company's Annual Report on Form 10-K for the year ended April 2, 2000.


    (b) Reports on Form 8-K. The Company did not file any Current Reports on form 8-K during the fourth quarter of the fiscal year ended April 2, 2000.

ITEM 15.  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 6, 2000.


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


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 6, 2000 on behalf of the Registrant and in the capacities indicated:


                    SIGNATURE                                           TITLE
                    ---------                                           -----
                        *
   -------------------------------------------      President, Chief Executive Officer and
                  Tom T. O'Keefe                    Chairman of the Board
                        *
   -------------------------------------------      Vice President--Finance, Chief Financial
                Stephen R. Griffin                  Officer and Secretary
                        *
   -------------------------------------------      Vice President--Corporate Planning and
                   Marc Evanger                     Development and Director
                        *
   -------------------------------------------      Director
                 Graham Anderson
                        *
   -------------------------------------------      Director
                 Larry A. Culver

                    SIGNATURE                                           TITLE
                    ---------                                           -----
                        *
   -------------------------------------------      Director
                 Robert J. Holmes
                        *
   -------------------------------------------      Director
                 Lawrence L. Hood
                        *
   -------------------------------------------      Director
                  George Hubman
                        *
   -------------------------------------------      Director
                   Keith McCaw
                        *
   -------------------------------------------      Director
                Richard J. Padden


    /S/ STEPHEN R. GRIFFIN
-------------------------------------------
*By: Stephen R. Griffin
    Attorney-in-Fact