Form 10-Q
period 2000-07-02
TULLYS COFFEE CORP
filed 2000-08-16
CIK 944136

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

         3100 AIRPORT WAY SOUTH
          SEATTLE, WASHINGTON                          98134
(Address of principal executive offices)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 233-2070

    Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         COMMON STOCK, NO PAR VALUE                              15,628,583
            (Title of Each Class)               Number of Shares Outstanding at July 2, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                                              PAGE NO.
--------                                                                              --------

A WARNING ABOUT FORWARD-LOOKING STATEMENTS..........................................      3

                            PART I FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS........................................      4

ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................     10

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................     12

                             PART II OTHER INFORMATION

ITEM 1                  LEGAL PROCEEDINGS...........................................     13

ITEM 2                  CHANGES IN SECURITIES.......................................     13

ITEM 6                  EXHIBITS AND REPORTS ON FORM 8-K............................     13

SIGNATURE...........................................................................     14

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

    We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. This could cause our results or performance to differ materially from those expressed in our forward-looking statements. You should consider these risks when you review this document, along with the risk factors we discuss in our Form 10-K/A for the fiscal year ended April 2, 2000, which include the following possible events or factors:

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

    You should not place undue reliance on these forward-looking statements.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TULLY'S COFFEE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              JULY 2, 2000   APRIL 2, 2000
                                                              ------------   -------------
                                                              (UNAUDITED)
                                  ASSETS

Current assets:
  Cash and cash equivalents.................................  $   205,625     $ 5,058,464
  Restricted cash...........................................    4,830,500
  Accounts receivable, net of allowance for doubtful
    accounts of $451,084 and $357,290 respectively..........    1,615,018         865,582
  Inventories, net..........................................    6,501,304       3,632,509
  Prepaid expenses..........................................    1,741,395         908,677
                                                              -----------     -----------
    Total current assets....................................   14,893,842      10,465,232

Property and equipment, net.................................   21,407,663      18,414,242
Goodwill, net...............................................    4,875,346       4,963,722
Other intangible assets, net................................    1,595,845       1,430,509
Other assets................................................    1,796,998       1,569,960
                                                              -----------     -----------
    Total assets............................................  $44,569,694     $36,843,665
                                                              ===========     ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $    27,292     $    93,559
  Bank line of credit.......................................    6,000,000       3,000,000
  Accounts payable..........................................    6,848,977       3,985,686
  Accrued liabilities and other current liabilities.........    1,298,344       2,148,010
  Checks drawn in excess of bank balances...................      232,609       1,284,481
                                                              -----------     -----------
    Total current liabilities...............................   14,407,222      10,511,736

Long-term debt, net of current portion......................       13,761          13,761
Capital lease obligation....................................      182,092         191,512
Deferred lease costs........................................      858,066         840,571
Preferred stock subscriptions...............................    4,830,500
                                                              -----------     -----------
    Total liabilities.......................................   20,291,641      11,557,580

Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, no par;.............   35,207,874      35,207,874
    17,500,000 shares authorized, 15,378,264 issued and
    outstanding, stated value of $2.50 and a liquidation
    preference of $38,445,660
  Common stock, no par value; 120,000,000 shares authorized;
    15,628,583 and 15,491,334 shares issued and outstanding
    at July 2, 2000 and April 2, 2000 respectively..........    8,730,540       8,559,703
  Note Receivable from stockholder..........................     (334,430)       (230,662)
  Additional paid-in capital................................   22,725,746      20,919,918
  Accumulated deficit.......................................  (42,051,677)    (39,170,748)
                                                              -----------     -----------
    Total stockholders' equity..............................   24,278,053      25,286,085
                                                              -----------     -----------
    Total liabilities and stockholders' equity..............  $44,569,694     $36,843,665
                                                              ===========     ===========

   The accompanying notes are an integral part of these financial statements

                           TULLY'S COFFEE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THIRTEEN WEEKS ENDED
                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
                                                                      (UNAUDITED)
Net revenues................................................  $ 8,793,669     $ 6,115,062
Cost of sales and related occupancy expense.................    4,621,232       3,024,179
Selling, general and administrative costs...................    5,857,121       3,556,569
Stock option compensation expense...........................       99,904         205,088
Depreciation and amortization...............................      868,687         555,055
                                                              -----------     -----------
    Operating loss..........................................   (2,653,275)     (1,225,829)
                                                              -----------     -----------
Other expense, net..........................................      227,654         258,385
    Net loss................................................   (2,880,929)     (1,484,214)

Preferred stock dividend/accretion..........................                    3,631,219
                                                              -----------     -----------
Net loss applicable to common stockholders..................  $(2,880,929)    $(5,115,433)
                                                              ===========     ===========
Weighted average number of common and common equivalent
 shares outstanding.........................................  $15,579,344     $14,366,747
                                                              ===========     ===========
Basic and diluted net loss per common share.................  $     (0.19)    $     (0.36)
                                                              ===========     ===========

    The accompanying notes are an integral part of the financial statements

                           TULLY'S COFFEE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THIRTEEN WEEKS ENDED
                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(2,880,929)    $(1,484,214)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................      868,687         555,055
    Stock option compensation expense.......................       99,904         205,088
    Provisions for doubtful accounts........................       93,794
    Stock issued in exchange for services...................       23,292           1,510
    Stock options issued for services.......................       16,347
    Loan guarantee fee expense..............................      134,593         159,406
    Deferred lease costs....................................       17,495          (1,598)
    Imputed officer compensation............................                       30,000
    Changes in assets and liabilities
      Accounts receivable...................................     (843,230)        (42,127)
      Inventories...........................................   (2,868,795)       (575,834)
      Prepaid expense and other assets......................   (1,059,756)       (454,974)
      Accounts payable......................................    2,863,291        (644,739)
      Accrued liabilities...................................      705,317       1,117,366
                                                              -----------     -----------
    Net cash used in operating activities...................   (2,829,990)     (1,135,061)
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (3,619,927)     (1,245,746)
  Additions to intangible assets............................     (195,391)       (176,715)
                                                              -----------     -----------
    Net cash used in investing activities...................   (3,815,318)     (1,422,461)
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under bank line of credit......................    3,000,000
  Repayment of bank line of credit..........................                   (3,500,000)
  Payments on notes payable and capital leases..............      (75,687)
  Proceeds from the issuance of note payable................                        7,308
  Proceeds from the issuance of common stock................       23,796         135,000
  Proceeds from the issuance of convertible preferred
    stock...................................................                    9,456,300
  Stock issuance costs......................................                   (1,219,415)
  Note Receivable from Stockholder..........................     (103,768)
  Checks drawn in excess of bank balances...................   (1,051,872)
                                                              -----------     -----------
    Net cash provided by financing activities...............    1,792,469       4,879,193
                                                              -----------     -----------
Net increase (decrease) in cash and cash equivalents........   (4,852,839)      2,321,671
Cash and cash equivalents at beginning of period............    5,058,464       1,149,160
                                                              -----------     -----------
Cash and cash equivalents at end of period..................  $   205,625     $ 3,470,831
                                                              ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Deemed preferred stock dividend on convertible preferred
  stock issuance as a result of beneficial conversion
  feature of attached common stock warrants.................                  $ 3,631,219
  Restricted cash and liability for preferred stock
    subscriptions...........................................    4,830,500       6,111,575
Noncash investing and financing activities:
  Common stock issued to purchase stores/equipment..........      123,750
  Issuance of common stock warrants in payment of
    liability...............................................    1,554,983

    The accompanying notes are an integral part of the financial statements

                           TULLY'S COFFEE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Tully's Coffee Corporation ("Tully's" or the "Company") and its wholly owned subsidiary, Spinelli Coffee Company, after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform to current year presentations with no effect on total equity or net income.

    The financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. The financial statements in the Company's April 2, 2000 annual report on Form 10-K include a summary of significant accounting policies of the Company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such period have been included. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. Tully's expects that this new standard will not have a significant effect on its results of operations. SFAS 133 was amended by SFAS 137, deferring the effective date of fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. SFAS 138 will be implemented by the Company concurrently with SFAS 133.

    In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25." The interpretation clarifies the application of APB 25 for certain issues, such as the definition of "employee" for purposes of Opinion 25, the accounting consequence of various modifications to the terms of a fixed stock option plan, and criteria for determining whether a plan qualifies as a noncompensatory plan. The Company has reviewed the interpretation and does not believe it has a material impact on the accounting treatment of its previous stock-based compensation transactions. The Company will consider the interpretation within the accounting treatment of future stock-based compensation transactions.

                           TULLY'S COFFEE CORPORATION

                                  (UNAUDITED)

2.  INVENTORY

    Inventories consist of the following:

                                                          JULY 2, 2000
                                                          (UNAUDITED)    APRIL 2, 2000
                                                          ------------   -------------
Coffee
  Unroasted coffee......................................   $4,531,003     $1,947,755
  Roasted coffee........................................      330,293        267,374
Other goods held for sale...............................    1,427,910      1,110,934
Packaging and other.....................................      212,098        306,446
                                                           ----------     ----------
                                                           $6,501,304     $3,632,509
                                                           ==========     ==========

3.  DEBT

    On June 15, 2000, the Company signed a new line-of-credit agreement for an available amount of $6 million at substantially the same terms as the previous agreement, which matured on June 30, 2000. The new agreement matures on July 1, 2001.

4.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. The Series B Preferred Stock is junior in liquidation preference to the Company's Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. As of July 2, 2000, the Company had received stock subscriptions and cash of $4,830,500, which is presented as restricted cash and included in liability for preferred stock subscription because the cash was being held in escrow by the Company pending the closing. On July 31, 2000 the Company completed a first closing of this equity financing receiving aggregate proceeds of $9,065,600. The Company expects to complete a final closing later in the quarter ending October 1, 2000.

    In June 1998 the Company commenced an offering of Investment Units. Each Investment Unit consisted of 4 shares of the Company's Series A Preferred Stock and a warrant to purchase two shares of the Company's common stock at an exercise price of $0.33 per share. The per unit offering price was $10.00. During the 13-week period ended June 27, 1999 the Company issued 945,630 Investment Units or 3,782,520 shares of Series A Preferred Stock, with aggregate proceeds to the Company of $9,456,300.

WARRANTS

    As a part of the sale of Investment Units during the 13-week period ended June 27, 1999, the Company issued warrants to purchase 1,891,260 shares of common stock at an exercise price of $0.33 per share. The exercise price of the warrants at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid-in capital. The discount

                           TULLY'S COFFEE CORPORATION

                                  (UNAUDITED)

4.  STOCKHOLDERS' EQUITY (CONTINUED)
resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

    As a result of the aforementioned accounting, the Company allocated $3,631,219 of the preferred stock proceeds to additional paid-in capital during the 13 week period ended June 27, 1999. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock during the period. The weighted-average fair value of the warrants on the date of grant was $1.92 per share of common stock.

    During the 13-week period ended July 2, 2000, warrants to purchase 71,896 common shares were exercised with aggregate proceeds of $23,796. As of July 2, 2000, the total number of shares of common stock subject to purchase under all outstanding warrants was 7,751,072 shares.

STOCK OPTIONS

    Stock Option Compensation expense of $99,904 and $205,088 for the 13 week periods ended July 2, 2000 and June 27, 1999, respectively, is disclosed separately in the Statement of Operations and would otherwise be included in Selling, General and Administrative expenses.

5.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    As of August 14, 2000 the Company had fixed price inventory purchase commitments for green coffee totaling approximately $1.8 million. The Company believes, based on relationships established with its suppliers in the past, that the risk of loss on non-delivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

    In connection with the Series B Preferred Stock offering, discussed in note 4, the Company has entered into an agreement to provide a placement fee to the placement agents. The fee is to be calculated at 10% of the first
$10 million of preferred stock issued and 8% of the remaining $10 million. The fee is due in equal amounts of cash and stock warrants to purchase common shares. The exercise price of the warrants shall be $.01 per common share. As of July 2, 2000, no liability had been recorded and no amounts had been paid.

CONTINGENCIES

    In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings, which, in the opinion of management, would adversely affect operations, or cash flow.

NEW STORE LEASES

    As of August 14, 2000 the Company has entered into 32 leases for new stores which have not yet been opened. The lease commitments are commensurate with the Company's existing lease agreements. Annual rent expense under these leases will be approximately $1.5 million.

                           TULLY'S COFFEE CORPORATION

                                  (UNAUDITED)

6.  SEGMENT REPORTING

    The Company presents segment information in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

    The Company is organized into a number of business units. The Company's retail store operations comprise 81% of total revenues. The remainder of the Company's revenues is generated from the wholesale sales to domestic and foreign customers. Operating income/(loss) represents earnings before interest income and expense.

    The tables below present information by operating segment:

                                                                  THIRTEEN WEEKS ENDED
                                                              JULY 2, 2000
                                                              (UNAUDITED)    JUNE 27, 1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
Revenues
  Retail Store Operations...................................  $ 7,099,297     $ 5,289,494
  All other business units..................................    1,694,372         825,568
                                                              -----------     -----------
Total Revenues..............................................  $ 8,793,669     $ 6,115,062
                                                              ===========     ===========

Operating income/(loss)
  Retail Store Operations...................................  $    26,772     $   118,913
  All other business units..................................      136,400         225,355
  Unallocated Corporate Expenses............................   (2,949,012)     (1,729,504)
  Interest, Net.............................................      (95,089)        (98,978)
                                                              -----------     -----------
Net loss....................................................  $(2,880,929)    $(1,484,214)
                                                              ===========     ===========

Depreciation and amortization
  Retail Store Operations...................................  $   546,587     $   355,640
  All other business units..................................       74,523          14,576
  Unallocated Corporate Expenses............................      247,577         184,839
                                                              -----------     -----------
Total Depreciation & Amortization...........................  $   868,687     $   555,055
                                                              ===========     ===========

7.  LOSS PER COMMON SHARE

    Basic loss per common share has been calculated based on the weighted-average common shares of 15,579,344 and 14,366,747 for the 13 weeks ended July 2, 2000 and June 27, 1999, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the periods presented were included in the computation of diluted loss per share as they were antidilutive. See note 4 for discussion of preferred stock dividend/ accretion included in net loss applicable to common stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT WE BELIEVE IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE 13 WEEK PERIODS ENDED JULY 2, 2000 AND JUNE 27, 1999. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT AND IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR FORM 10-K/A FOR THE FISCAL YEAR ENDED APRIL 2, 2000. WE BELIEVE THAT CERTAIN STATEMENTS HEREIN, INCLUDING ANTICIPATED STORE OPENINGS, PLANNED CAPITAL EXPENDITURES, AND TRENDS IN OR EXPECTATIONS REGARDING OUR OPERATIONS, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE BASED ON CURRENTLY AVAILABLE OPERATING, FINANCIAL AND COMPETITIVE INFORMATION, AND ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, COFFEE AND OTHER RAW MATERIALS PRICES AND AVAILABILITY, SUCCESSFUL EXECUTION OF INTERNAL PERFORMANCE AND EXPANSION PLANS, THE IMPACT OF COMPETITION, THE EFFECT OF LEGAL PROCEEDINGS, AND OTHER RISKS DETAILED HEREIN AND IN OUR FORM 10-K/A FOR THE FISCAL YEAR ENDED APRIL 2, 2000.

OVERVIEW

    For the 13 weeks ended July 2, 2000, Tully's derived approximately 81% of net revenues from sales in its Company-operated retail stores. Specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores, accounted for the remaining 19% of net sales for the 13 weeks ended July 2, 2000.

    Tully's fiscal year ends on the Sunday closest to March 31. Fiscal year 2000 had 53 weeks. The fiscal year ending on April 1, 2001 will include 52 weeks.

    The Company's cash flow from operations is not sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. The Company has historically funded its cash flow shortfalls through the issuance of equity securities and through borrowings. In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. On July 31, 2000 the Company completed a first closing of this equity financing receiving aggregate proceeds of $9.1 million. The Company expects to complete a final closing late in the quarter ending October 1, 2000.

RESULTS OF OPERATIONS

COMPARING THE 13 WEEK PERIODS ENDED JULY 2, 2000 AND JUNE 27, 1999

REVENUES

    Net revenues for the 13 weeks ended July 2, 2000 increased 44% to $8,794,000 from $6,115,000 for the corresponding period in fiscal year 2000. Retail sales increased 34% to $7,099,000 from $5,289,000 due primarily to the opening of new retail stores within the last year. The increase in retail sales was also driven, but to a lesser extent, by an increase in comparable store sales of 7%. Comparable stores are stores open for the full period in the prior year. During the 13 weeks ended July 2, 2000, the Company opened 13 new stores. The Company ended the period with 78 Company-operated stores in the United States compared to 59 at June 27, 1999.

    Specialty sales increased 105% to $1,694,000 for the 13 weeks ended July 2, 2000, compared to $826,000 for the corresponding period in fiscal year 2000. Specialty sales growth was driven primarily by an increase in the number of licensed stores to 35 from 24 at June 27, 1999, and, to a lesser extent, by increased sales to wholesale and coffee service accounts.

OPERATING EXPENSES

    Costs of sales and related occupancy expense for the 13 weeks ended July 2, 2000 increased to $4,621,000 from $3,024,000 for the same period last year. This increase was primarily due to operating 19 more stores during the 13 weeks ended July 2, 2000, compared to the same period in the prior year and, to a lesser extent, to specialty revenue growth from wholesale and international product sales. As a percentage of net revenues, cost of sales and related occupancy expense increased to 52.5% for the 13 weeks ended July 2, 2000 from 49.5% for the comparable period in fiscal 2000. This increase was due to higher sales of lower margin non-coffee products and fixtures to licensees during the 13 weeks ended July 2, 2000.

    Selling, general and administrative costs for the 13 weeks ended July 2, 2000 increased to $5,857,000 from $3,557,000 for the same period last year. As a percentage of net revenues, selling, general and administrative costs increased to 66.6% for the 13 weeks ended July 2, 2000 compared to 58.2% for the same period last year. This increase as a percentage of net revenues was due primarily to general and administrative costs reflecting investment in additional infrastructure to support expansion, including field operations and administrative personnel and other costs, training and pre-opening costs for new stores; higher marketing costs and specialty sales operating costs.

    Stock option compensation expense decreased to $100,000 for the 13 weeks ended July 2, 2000 from $205,000 in the same period last year. Stock option compensation expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees.

    Depreciation and amortization for the 13 weeks ended July 2, 2000 was $869,000 compared to $555,000 for the comparable period last year. This increase is a result of operating 19 additional stores in the current period. As a percentage of net revenues, depreciation and amortization increased to 9.9% for the 13 week period ended July 2, 2000 compared to 9.1% in the similar period ended June 27, 1999.

INTEREST AND OTHER EXPENSES (INCOME)

    Other expenses, net, decreased to $228,000 for the 13-week period ended July 2, 2000 compared to $258,000 for the same period in the prior year.

NET LOSS

    For the 13 weeks ended July 2, 2000, net operating loss was $2,881,000, an increase of $1,397,000 from $1,484,000 for the 13 weeks ended June 27, 1999. As a percentage of net revenues, gross margins decreased by 3.0%, selling, general and administrative costs increased by 8.4%, and depreciation and amortization increased by 0.9%. These changes were partially offset by a decrease in stock option compensation expense of 2.5% and other expense, net of 1.6%. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, decreased to $2,881,000 from $5,115,000 for the 13 weeks ended July 2, 2000 compared to the 13 weeks ended June 27, 1999, due to the conclusion of the Company's Series A Preferred Stock Offering during the 1999 period. Net loss applicable to common stockholders decreased to $0.19 per share compared to $0.36 for the same period last year due to the reasons described above. This decrease is primarily attributable to non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Series A Preferred Stock offering in the 13 week period ended June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company ended the period with $5.0 million in cash and cash equivalents, including $4.8 million in restricted cash that was being held in escrow by the Company pending a first closing of the Company's Series B Preferred Stock Offering and $0.2 million of checks drawn in excess of bank balances. Working capital at July 2, 2000 was $0.5 million. Cash and cash equivalents, excluding restricted cash of $4.8 million, decreased by $4.9 million during the 13-week period ended July 2, 2000.

    Cash used in operating activities was $2,830,000 resulting primarily from a net loss before non-cash charges of $1,627,000 and, to a lesser extent, to an increase in working capital other than cash.

    Cash used by investing activities for the first 13 weeks of fiscal 2001 totaled $3,815,000. These investments included opening 13 new Company-operated stores, new store construction work in progress, capital improvements to existing stores and to the Company's administrative facilities.

    The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of August 14, 2000, Tully's had approximately $1.8 million in fixed-price purchase commitments which, together with its current inventory levels, the Company believes will be sufficient to meet all its coffee needs through fiscal year end. The Company believes that the risk of non-delivery on these purchase commitments is remote.

    The Company has sponsorship agreements with PacBell Stadium and Safeco Field expiring in 2003 that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees are, in the aggregate, $1,190,321, $1,355,031 and $1,470,182 due in 2001, 2002, and 2003, respectively.

    Cash requirements through fiscal year 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. As of July 2, 2000, the Company had entered into leases for 32 new store locations in Washington and California and expects to pursue other potential store locations in these as well as other markets. Capital expenditures for the 32 new stores are estimated to be $8.5 million and the annual lease commitment is approximately $1.5 million. The Company expects the majority of these stores to be operational by the quarter ending December 31, 2000. The Company also anticipates making additional expenditures to expand its administrative offices and production capacity and to enhance information systems and remodel certain existing stores.

    As the Company executed its growth strategy, management expects to have an ongoing need for additional capital to fund this growth for the foreseeable future. The Company has historically funded its capital requirements principally through the issuance of equity securities and through borrowings. In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. On July 31, 2000 the Company completed a first closing of this equity financing receiving aggregate gross proceeds of $9.1 million. The Company expects to complete a final closing later in the quarter ending October 1, 2000. While there can be no assurance that amounts and timing of the expenditures will occur as planned, management believes that cash proceeds from this or an additional equity offering will be sufficient for its capital needs for the next twelve months. If the Company's current equity capital raising strategy is not successful, the Company would need to seek funding from other sources or on other terms to continue to fund operations. There is no assurance that the Company will be able to obtain such financing. In the event that other funding sources are not available, the Company would need to modify or discontinue its growth plans and new store construction and reduce selling, general and administrative costs related to its growth plans.

    The Company has a bank line of credit totaling $6.0 million of which $6.0 million was outstanding at July 2, 2000. The interest rate on this line of credit is prime plus 1/2 percent and was at 10.0% at July 31, 2000. This line is secured by the assets of the Company, and has been guaranteed by the Company's Chief Executive Officer and by a Director. These guarantees assisted the Company in obtaining more favorable terms on its bank line than would have otherwise been the case given that the Company's cash from operations is not sufficient to fund its operations currently. The line is due on July 1, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to foreign currency exchange rate exposure, primarily related to its retail operations in Asia and Europe. This exposure has had a minimal impact on the Company. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results, or cash flow.

ITEM 2.  CHANGES IN SECURITIES

    The Company issued 71,896 shares of common stock to 23 purchasers upon exercise of warrants for aggregate consideration of $23,796. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27 Financial Data Schedule

    (b) Current Reports on Form 8-K

       None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 16, 2000.

                                                       TULLY'S COFFEE CORPORATION

                                                       By:
                                                            -----------------------------------------
                                                                        Stephen R. Griffin
                                                                   VICE PRESIDENT--FINANCE AND
                                                                     CHIEF FINANCIAL OFFICER

                                                            Signing on behalf of the Registrant and as
                                                            principal financial officer