Form 10-Q
period 2000-10-01
TULLYS COFFEE CORP
filed 2000-11-15
CIK 944136

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-26829

                            ------------------------
                           TULLY'S COFFEE CORPORATION
             (Exact name of registrant as specified in its charter)

                WASHINGTON                                  91-1557436
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

          3100 AIRPORT WAY SOUTH                              98134
           SEATTLE, WASHINGTON                              (Zip Code)
 (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 233-2070

                            ------------------------

    Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, NO PAR VALUE                          15,735,108
          (Title of Each Class)                  Number of Shares Outstanding at
                                                         October 1, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TULLY'S COFFEE CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION

Item 1   Consolidated Balance Sheets at October 1, 2000 and April 2,
         2000........................................................      3

         Consolidated Statements of Operations for the 13 and 26 Week
         Periods Ended October 1, 2000 and September 26, 1999........      4

         Consolidated Statements of Cash Flows for the 26 Week
         Periods Ended October 1, 2000 and September 26, 1999........      5

         Notes to Consolidated Financial Statements..................      6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9

Item 3   Quantitative and Qualitative Disclosures about Market
         Risk........................................................     14

PART II  OTHER INFORMATION

Item 1   Legal Proceedings...........................................     15

Item 2   Changes in Securities.......................................     15

Item 6   Exhibits and Reports on Form 8-K............................     15

         SIGNATURE...................................................     16

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                           TULLY'S COFFEE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 1, 2000   APRIL 2, 2000
                                                              ---------------   -------------
                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    683,208     $  5,058,464
  Accounts receivable, net..................................      1,708,757          865,582
  Inventories, net..........................................      6,743,898        3,632,509
  Prepaid expenses..........................................      1,406,319          908,677
                                                               ------------     ------------
      TOTAL CURRENT ASSETS..................................     10,542,182       10,465,232

PROPERTY AND EQUIPMENT, NET.................................     25,235,884       18,414,242
GOODWILL, NET...............................................      5,184,871        4,963,722
OTHER INTANGIBLE ASSETS, NET................................      1,685,543        1,430,509
OTHER ASSETS................................................      1,805,240        1,569,960
                                                               ------------     ------------
      TOTAL ASSETS..........................................   $ 44,453,720     $ 36,843,665
                                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $     42,763     $     93,559
  Bank line of credit.......................................      6,000,000        3,000,000
  Accounts payable..........................................      3,254,314        3,985,686
  Accrued liabilities and other current liabilities.........      1,999,931        2,148,010
  Checks drawn in excess of bank balances...................              0        1,284,481
                                                               ------------     ------------
      TOTAL CURRENT LIABILITIES.............................     11,297,008       10,511,736

LONG-TERM DEBT, NET OF CURRENT PORTION......................        133,409           13,761
CAPITAL LEASE OBLIGATION....................................        174,160          191,512
DEFERRED LEASE COSTS........................................        883,072          840,571
                                                               ------------     ------------
      TOTAL LIABILITIES.....................................     12,487,649       11,557,580

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, no par value;
    17,500,000 shares authorized, 15,378,264 issued and
    outstanding, stated value of $2.50 and a liquidation
    preference of $38,445,600 at October 1, 2000 and
    April 2, 2000, respectively.............................     35,207,874       35,207,874
  Series B convertible preferred stock, no par value;
    8,000,000 shares authorized 4,575,709 issued and
    outstanding, stated value of $2.50 and a liquidation
    preference of $11,439,273 at October 1, 2000............     10,179,954                0
  Common stock, no par value; 120,000,000 shares authorized;
    15,735,108 and 15,491,334 shares issued and outstanding
    at October 1, 2000 and April 2, 2000, respectively......      8,819,526        8,559,703
  Note receivable from stockholder..........................       (389,243)        (230,662)
  Additional paid-in capital................................     22,900,220       20,919,918
  Accumulated deficit.......................................    (44,752,260)     (39,170,748)
                                                               ------------     ------------
      TOTAL STOCKHOLDERS' EQUITY............................     31,966,071       25,286,085
                                                               ------------     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $ 44,453,720     $ 36,843,665
                                                               ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                ---------------------------   ---------------------------
                                                OCTOBER 1,    SEPTEMBER 26,   OCTOBER 1,    SEPTEMBER 26,
                                                   2000           1999           2000           1999
                                                -----------   -------------   -----------   -------------
                                                        (UNAUDITED)                   (UNAUDITED)
NET REVENUES..................................  $ 9,618,535    $ 6,755,365    $18,412,204   $ 12,870,427
COST OF SALES AND RELATED OCCUPANCY EXPENSE...    5,162,814      3,187,342      9,784,046      6,145,081
SELLING, GENERAL AND ADMINISTRATIVE COSTS*....    5,823,293      4,126,343     11,680,416      7,746,134
STOCK OPTION COMPENSATION EXPENSE.............       28,224        115,031        128,128        320,119
DEPRECIATION AND AMORTIZATION.................      981,263        587,657      1,849,950      1,142,712
                                                -----------    -----------    -----------   ------------
      OPERATING LOSS..........................   (2,377,059)    (1,261,008)    (5,030,336)    (2,483,619)
                                                -----------    -----------    -----------   ------------
OTHER EXPENSE.................................      323,629        165,177        551,282        423,562
                                                -----------    -----------    -----------   ------------
      NET LOSS................................  $(2,700,688)   $(1,426,185)   $(5,581,618)  $ (2,907,181)

PREFERRED STOCK DIVIDEND/ACCRETION............            0      3,617,532              0      7,248,751
                                                -----------    -----------    -----------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS....  $(2,700,689)   $(5,043,717)   $(5,581,618)  $(10,155,932)
                                                ===========    ===========    ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARE OUTSTANDING................   15,634,708     14,374,908     15,631,789     14,340,828
                                                ===========    ===========    ===========   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE...  $     (0.17)   $     (0.35)   $     (0.36)  $      (0.71)
                                                ===========    ===========    ===========   ============

--------------------------

* Excluding non-cash stock option compensation expense of $28,224, $115,031, $128,128 and $320,119 for the thirteen and twenty-six weeks ended
    October 1, 2000 and September 26, 1999, respectively.

  The accompanying notes are an integral part of these consolidated financial statements.

                           TULLY'S COFFEE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     TWENTY-SIX WEEKS ENDED
                                                              ------------------------------------
                                                              OCTOBER 1, 2000   SEPTEMBER 26, 1999
                                                              ---------------   ------------------
                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS..................................................    $(5,581,618)       $(2,907,181)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES
    Depreciation and amortization...........................      1,849,950          1,142,712
    Employee stock option expense...........................        128,128            320,119
    Stock options issued for services.......................         16,347                  0
    Provisions for doubtful accounts........................        137,552            (22,469)
    Stock issued in exchange for services...................         46,326             11,635
    Loan guarantee fee expense..............................        314,596            250,498
    Deferred lease costs....................................         42,501            (11,134)
    Imputed officer compensation............................              0             60,000
    Changes in assets and liabilities
      Accounts receivable...................................       (980,727)          (120,942)
      Inventories...........................................     (3,111,389)        (1,051,034)
      Prepaid expense and other assets......................       (732,922)          (559,892)
      Accounts payable......................................       (731,372)          (634,486)
      Accrued liabilities...................................      1,407,009            878,745
                                                                -----------        -----------
    Net cash used in operating activities...................     (7,195,619)        (2,643,429)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................     (8,305,644)        (2,254,372)
  Additions to intangible assets............................       (718,381)          (338,989)
                                                                -----------        -----------
    Net cash used in investing activities...................     (9,024,025)        (2,593,361)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under bank line of credit....................      3,000,000                 --
    Repayment of bank line of credit........................                        (3,500,000)
    Payments on notes payable...............................                          (109,434)
    Proceeds from the issuance of note payable..............         51,500                  0
    Proceeds from issuance of common stock..................         55,997                  0
    Proceeds from the issuance of convertible preferred
      stock.................................................     11,439,273         18,876,955
    Stock issuance costs....................................     (1,259,320)        (1,626,238)
    Note receivable from stockholder........................       (158,581)                 0
    Checks drawn in excess of bank balances.................     (1,284,481)                 0
                                                                -----------        -----------
      Net cash provided by financing activities.............     11,844,388         13,641,283
                                                                -----------        -----------
    Net increase in cash and cash equivalents...............     (4,375,256)         8,404,493
    Cash and cash equivalents at beginning of period........      5,058,464          1,149,160
                                                                -----------        -----------
    Cash and cash equivalents at end of period..............    $   683,208        $ 9,553,653
                                                                ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Deemed preferred stock dividend on convertible preferred
  stock issuance as a result of beneficial conversion
  feature of attached common stock warrants.................                         7,248,751

Noncash investing and financing activities:
  Accrued liability for preferred stock to be issued for
    commissions.............................................                         1,355,183
  Issuance of common stock warrants in payment of
    liability...............................................      1,554,983
  Common Stock issued to purchase stores/equipment..........        157,500

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

    The Company's fiscal year ends on the Sunday closest to March 31. Fiscal year 2000 included 53 weeks. The fiscal year ending on April 1, 2001 will include 52 weeks.

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13 and 26-month periods ended October 1, 2000 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended April 2, 2000 included in our annual report on Form 10-K, as amended, SEC File No. 0-26829.

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

2.  INVENTORY

    Inventories consist of the following:

                                                              OCTOBER 1, 2000   APRIL 2, 2000
                                                              ---------------   -------------
                                                                (UNAUDITED)
Coffee
  Unroasted coffee..........................................    $4,705,217       $1,947,755
  Roasted coffee............................................       281,982          267,374
Other goods held for sale...................................     1,425,088        1,110,934
Packaging and other.........................................       331,611          306,446
                                                                ----------       ----------
                                                                $6,743,898       $3,632,509
                                                                ==========       ==========

3.  DEBT

    On June 15, 2000, the Company signed a new line-of-credit agreement for an available amount of $6.0 million at substantially the same terms as the previous agreement, which matured on June 30, 2000. The new agreement matures on July 1, 2001.

    The Company has a bank line of credit totaling $6.0 million, of which $6.0 million was outstanding at October 1, 2000. The interest rate on this line of credit is prime plus 1/2 percent and was at 10.0% at October 1, 2000. This line is secured by the assets of the Company, and has been guaranteed by the Company's chief executive officer and by a director. The outstanding balance on this bank line is due on July 1, 2001.

4.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. The Series B Preferred Stock is junior in liquidation preference to the Company's Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. As of October 1, 2000, the Company had received aggregate proceeds of $11.4 million related to this offering. The Company expects to complete this offering later in the quarter ending December 31, 2000.

WARRANTS

    As a part of the sale of Investment Units during the 26-week period ended September 26, 1999, the Company issued warrants to purchase 3,775,391 shares of common stock at an exercise price of $0.33 per share. The exercise price of the warrants at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid-in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

    As a result of the aforementioned accounting, the Company allocated
$7.2 million of the Series A Preferred Stock proceeds to additional paid in capital during the 26 week period ended September 26, 1999. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock during the period. The weighted-average fair value of the warrants on the date of grant was $1.92 per share of common stock.

5.  COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    As of October 1, 2000 the Company had fixed price inventory purchase commitments for green coffee totaling approximately $945,000. The Company believes, based on relationships established with its suppliers in the past, that the risk of loss on non-delivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

    In connection with the Series B Preferred Stock offering, the Company has entered into an agreement to provide a placement fee to the placement agents. The fee is to be calculated at 10% of the first $10 million of proceeds from the offering and 8% of any subsequent proceeds. The fee is due in equal amounts of cash and warrants to purchase common stock. The exercise price of the warrants will be $.01 per share. As of October 1, 2000, $500,000 has been paid to the placement agents and an additional $615,000 has been accrued.

NEW STORE LEASES

    As of October 1, 2000 the Company had entered into 38 leases for stores that had not yet been opened. These lease agreements are similar in nature to the Company's existing lease agreements. Annual rent expense under these leases will be approximately $1.8 million.

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

    The Company is organized into a number of business units. The Company's retail store operations comprise 82% of total revenues. The remainder of the Company's revenues is generated from the wholesale sales to domestic and foreign customers. Operating income/(loss) represents earnings before interest income and expense. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

    The tables below present information by operating segment:

                                               THIRTEEN WEEKS ENDED         TWENTY SIX WEEKS ENDED
                                            ---------------------------   ---------------------------
                                            OCTOBER 1,    SEPTEMBER 26,   OCTOBER 1,    SEPTEMBER 26,
                                               2000           1999           2000           1999
                                            -----------   -------------   -----------   -------------
                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues
  Retail Store Operations.................  $ 8,021,509    $ 5,747,060    $15,120,805    $11,036,554
  All other business units................    1,597,026      1,008,305      3,291,399      1,833,873
                                            -----------    -----------    -----------    -----------
Total Revenues............................    9,618,535      6,755,365     18,412,204     12,870,427
                                            ===========    ===========    ===========    ===========
Operating income/ (loss)
  Retail Store Operations.................      126,248        334,279        346,218        399,692
  All other business units................      146,254        199,432        299,958        428,749
  Unallocated Corporate Expenses..........   (2,819,568)    (1,946,602)    (5,979,082)    (3,713,048)
  Interest, Net...........................     (153,623)       (13,294)      (248,712)      (112,273)
                                            -----------    -----------    -----------    -----------
Net loss..................................   (2,700,689)    (1,426,185)    (5,581,618)    (2,996,880)
                                            ===========    ===========    ===========    ===========
Depreciation and amortization
  Retail Store Operations.................      644,290        390,997      1,190,876        747,157
  All other business units................       91,645         23,291        148,866         33,908
  Unallocated Corporate Expenses..........      245,330        173,369        510,208        361,647
                                            -----------    -----------    -----------    -----------
Total Depreciation & Amortization.........  $   981,265    $   587,657    $ 1,849,950    $ 1,142,712
                                            ===========    ===========    ===========    ===========

7.  LOSS PER COMMON SHARE

    Basic loss per common share has been calculated based on the weighted--average common shares of 15,631,789 and 14,340,828 for the 13 weeks ended October 1, 2000 and September 26, 1999, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the periods presented were included in the computation of diluted loss per share as they were antidilutive. See note 4 for discussion of preferred stock dividend/accretion applicable to common stockholders.

8.  SUBSEQUENT EVENTS

    Subsequent to October 1, 2000 the Company entered into an agreement to purchase 10 retail locations from another company. These locations are all within the greater Portland, Oregon area. The aggregate consideration for this purchase includes a cash payment of approximately $1.5 million, a note payable in the amount of $150,000, the assumption of approximately $223,000 in loans and payment for inventories on hand as well as security deposits currently outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We believe that certain statements herein, including anticipated store openings, planned capital expenditures, projected goodwill amortization and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks detailed herein and in the Company's annual and quarterly filings with the Securities and Exchange Commission.

    The following information should be read in conjunction with the financial statements. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

    The Company's fiscal year ends on the Sunday closest to March 31. Fiscal year 2000 included 53 weeks. The fiscal year ending on April 1, 2001 will include 52 weeks.

    For the 26 weeks ended October 1, 2000, Tully's derived approximately 82% of net revenues from sales in its Company-operated retail stores. Specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores, accounted for the remaining 18% of net sales.

    In May 2000 the Company commenced a Series B accredited investor financing to raise up to $20 million in equity capital. As of November 14, 2000, the Company had received aggregate proceeds of $12.1 million. The Company anticipates it will receive $7.9 million additional funding prior to December 31, 2000.

    The Company's cash flow from operations is not sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. The Company has historically funded its cash flow shortfalls through the issuance of equity securities and through borrowings.

    The Company expects to move toward profitability as it consolidates its Seattle and San Francisco roasting operations, new packaging equipment comes on-line and distribution and warehouse operations are brought in-house. In addition, the Company expects to continue to leverage its general and administrative costs and to see the benefits from its recent elimination of duplicate general and administrative costs in its San Francisco operation.

RESULTS OF OPERATIONS

COMPARING THE 13 WEEK PERIODS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

REVENUES

    Net revenues for the 13 weeks ended October 1, 2000 increased 41% to $9.6 million from $6.8 million for the corresponding period in fiscal year 2000. Retail sales increased 40% to $8.0 million from $5.7 million due primarily to the opening of new retail stores within the last year. During the 13 weeks ended October 1, 2000, the Company opened ten new stores. The Company ended the period with 88 Company-operated stores in the United States compared to 59 at September 26, 1999. The increase in retail sales was also driven, to a lesser extent, by an increase in comparable store sales of 8%. Comparable stores are stores open for the full period in the prior year. The comparable store sales increase is primarily the result of an increase in the average transaction price for the 13 weeks ended October 1, 2000.

    Specialty sales increased 58% to $1.6 million for the 13 weeks ended October 1, 2000, compared to $1 million for the corresponding period in fiscal year 2000. Specialty sales growth was driven primarily by an increase in sales to wholesale and coffee service accounts and, to a lesser extent by an increase in sales to licensees.

OPERATING EXPENSES

    Costs of sales and related occupancy expense for the 13 weeks ended
October 1, 2000 increased to $5.2 million from $3.2 million for the same period last year. This increase was primarily due to operating 29 more stores during the 13 weeks ended October 1, 2000, compared to the same period in the prior year and, to a lesser extent, to specialty revenue growth from wholesale and international product sales. As a percentage of net revenues, cost of sales and related occupancy expense increased to 53.7% for the 13 weeks ended October 1, 2000 from 47.2% for the comparable period in fiscal 2000. This change was due to price increases in paper products and, to a lesser extent, to increased sales of lower margin non-coffee products and fixtures to licensees and higher occupancy costs.

    Selling, general and administrative costs for the 13 weeks ended October 1, 2000 increased to $5.8 million from $4.1 million for the same period last year. As a percentage of net revenues, selling, general and administrative costs decreased to 60.5% for the 13 weeks ended October 1, 2000 compared to 61.0% for the same period last year. This decrease was due to a reduction in the rate of growth of personnel in the general and administrative and corporate office functions as compared to the prior year.

    Stock option compensation expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. Stock option compensation expense decreased to $28,000 for the 13 weeks ended October 1, 2000 from $115,000 in the same period last year. Fewer options were issued during the 13 weeks ended October 1, 2000 as compared to in the corresponding 13 weeks in the prior year.

    Depreciation and amortization for the 13 weeks ended October 1, 2000 was $981,000 compared to $588,000 for the comparable period last year. This increase is a result of fixed asset additions related to the 29 additional stores operated during the current period in addition to depreciation on fixed asset additions in our new corporate headquarters and roastery. As a percentage of net revenues, depreciation and amortization increased to 10.2% for the 13 week period ended October 1, 2000 compared to 8.7% in the similar period ended September 26, 1999.

INTEREST AND OTHER EXPENSE (INCOME)

    Other expenses, net, increased to $324,000 for the 13-week period ended October 1, 2000 compared to $165,000 for the same period in the prior year. This increase is due primarily to increased interest expense and loan guarantee fees on the line of credit.

NET LOSS

    For the 13 weeks ended October 1, 2000, net operating loss was $2.7 million an increase of $1.3 million from $1.4 million for the 13 weeks ended
September 26, 1999. As a percentage of net revenues, gross margins decreased by 7.4%, depreciation and amortization increased by 1.5% and other expenses, net, increased by 1.0%. These changes were partially offset by decreases in selling, general and administrative expense of 1.5% and stock option compensation expense of 1.4%. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, was unchanged. Net loss applicable to common stockholders decreased to $0.17 per share compared to $0.19 for the same period last year. This decrease is attributable to the increase in operating loss offset by the non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Series A Preferred Stock offering in the 13 week period ended September 26, 1999.

COMPARING THE 26 WEEK PERIODS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999

REVENUES

    Net revenues for the 26 weeks ended October 1, 2000, increased 43% to $18.4 million from $12.9 million for the corresponding period in fiscal 1999. Retail sales increased 37% to $15.1 million from $11 million due primarily to operating 31 more retail stores for all or part of the comparable periods. Retail sales increases were affected to a lesser extent by an increase in comparable store sales

(stores open 26 weeks or longer during both periods) of 7%. The comparable store sales increase is the result of an increase in the average transaction price for the 26 weeks ended October 1, 2000. During the 26 weeks ended October 1, 2000, the Company opened 23 new stores. The Company ended the period with 88 Company-operated stores in the United States compared to 59 at September 26, 1999.

    Specialty sales revenues increased 80% to $3.3 million for the 26 weeks ended October 1, 2000, compared to $1.8 million for the corresponding period in fiscal year 1999. Specialty sales growth was driven primarily by higher sales to wholesale and coffee service accounts driven by the Company's sales efforts and, to a lesser extent, by increased sales to licensees.

COSTS & EXPENSES

    Cost of goods sold and related occupancy expense for the 26 weeks ended October 1, 2000 increased to $9.8 million from $6.1 million for the same period last year. As a percentage of net sales, cost of goods sold and related occupancy expense were 53.1% for the 26 weeks ended October 1, 2000 and 47.7% for the corresponding period of fiscal 1999. This change was due to price increases in paper products and, to a lesser extent, to increased sales of lower margin non-coffee products and fixtures to licensees and higher occupancy costs.

    Selling, general and administrative costs for the 26 weeks ended October 1, 2000 increased to $11.7 million from $7.7 million for the same period last year. As a percentage of sales, selling, general and administrative costs increased to 63.4% compared to 60.2% for the same period last year. This increase as a percentage of net sales is due to higher marketing costs together with planned investment in additional infrastructure.

    Stock option compensation expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. Stock option compensation expense decreased to $128,000 for the 26 weeks ended October 1, 2000 from $320,000 in the same period last year. Fewer of these options vested during the 26 weeks ended October 1, 2000 than in the corresponding 26 weeks in the prior year.

    Depreciation and amortization for the 26 weeks ended October 1, 2000 was $1.9 million compared to $1.1 million for the comparable period last year. This increase is a result of fixed asset additions related to the 31 additional stores operated during the current period in addition to depreciation on fixed asset additions in our new corporate headquarters and roastery. As a percentage of net revenues, depreciation and amortization increased to 10.0% for the 26 week period ended October 1, 2000 compared to 8.9% in the similar period ended September 26, 1999.

INTEREST AND OTHER EXPENSE (INCOME)

    Other expenses, net, increased to $551,000 for the 26-week period ended October 1, 2000 compared to $424,000 for the same period in the prior year. This increase is due primarily to increased interest expense and loan guarantee fees on the line of credit.

NET LOSS

    For the 26 weeks ended October 1, 2000, net operating loss was $5.6 million an increase of $2.7 million from $2.9 million for the 26 weeks ended
September 26, 1999. As a percentage of net revenues, gross margins decreased by 6.0%, selling, general and administrative expense increased by 2.7%, and depreciation and amortization increased by 1.1%. These changes were offset by decreases in stock option compensation expense of 1.8% and other expenses, net, 0.3%. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, decreased to $5.6 million from $10.1 million for the 26 weeks ended October 1, 2000 and the 26 weeks ended September 26, 1999. The 26 week period ended October 1, 2000 included no preferred stock dividend/accretion due to the conclusion of the Company's Series A Preferred Stock Offering during fiscal 1999. Net loss applicable to common stockholders decreased to $0.36 per share compared to $0.71 for the same period last year. This decrease is attributable to the increase in operating loss offset by the non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Series A Preferred Stock offering in the 26 week period ended September 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company ended the period with $683,000 in cash and cash equivalents with negative working capital of $755,000. Negative working capital is the result of current liabilities in excess of current assets. Cash and cash equivalents decreased by $4.4 million during the 26-week period ended October 1, 2000. The Company anticipates it will receive $7.9 million of additional funding prior to December 31, 2000.

    Cash used in operating activities was $7.2 million resulting primarily from a net loss before non-cash charges of $5.6 million and from a decrease in working capital other than cash. This decrease in working capital other than cash resulted primarily from a $3.1 million increase in total inventory, $2.8 million of which consisted of green coffee purchased during the peak coffee harvest season and, to a lesser extent, from increases in accounts receivable and prepaid expenses and a decrease in accounts payable. The decrease in working capital other than cash was partially offset by an increase in accrued liabilities.

    Cash used by investing activities for the first 26 weeks of fiscal 2001 totaled $9.0 million. These investments included opening 23 new Company-operated stores, new store construction work in progress, and capital improvements to existing stores and to the Company's administrative and roasting facilities.

    The Company has a bank line of credit totaling $6.0 million, of which $6.0 million was outstanding at October 1, 2000. The interest rate on this line of credit is prime plus 1/2 percent and was at 10.0% at October 1, 2000. This line is secured by the assets of the Company, and has been guaranteed by the Company's chief executive officer and by a director. The outstanding balance on this bank line is due on July 1, 2001.

    The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of October 1, 2000, Tully's had approximately $945,000 in fixed-price purchase commitments which, together with its current inventory levels, the Company believes will be sufficient to meet all its coffee needs until October 1, 2001. The Company believes that the risk of non-delivery on these purchase commitments is remote.

    The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring in 2003 that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees are, in the aggregate, $1,190,321, $1,355,031 and $1,470,182 due in 2001, 2002,
and 2003, respectively. The fees are due at the beginning of the major league baseball season.

    Cash requirements through fiscal year 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. As of October 1, 2000, the Company had entered into leases for 38 new store locations in Washington, California and Oregon and expects to pursue other potential store locations in these and other markets. Capital expenditures for the 38 new stores are estimated to be $10.1 million and the annual lease commitment is approximately $1.8 million. The Company expects the majority of these stores to be operational by the quarter ending April 1, 2001. The Company also anticipates making additional expenditures to expand its administrative offices and production capacity and to enhance information systems and remodel certain existing stores.

    As the Company executes its growth strategy, management expects to have an ongoing need for additional capital to fund this growth for the foreseeable future. The Company has historically funded its capital requirements principally through the issuance of equity securities and through borrowings. In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. As of November 14, 2000 the Company had received aggregate proceeds of $12.1 million from this offering. The Company anticipates it will receive $7.9 million of additional funding prior to December 31, 2000 and expects to complete this offering in the quarter ending December 31, 2000. While there can be no assurance that amounts and timing of expenditures will occur as planned, management believes that cash proceeds from this or an additional equity offering will be sufficient for its capital needs for the next twelve months. If the Company's current equity capital raising strategy is not successful, the Company would need to seek funding from other sources or on other terms to continue to fund operations. There is no assurance that the Company will be able to obtain such financing. In the event that other funding sources are not available, the Company would need to modify or discontinue its growth plans and new store construction and reduce selling, general and administrative costs related to its growth plans.

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

ITEM 2.  CHANGES IN SECURITIES

    During the quarter ended October 1, 2000, the Company issued 75,039 shares of common stock to 12 purchasers upon exercise of warrants for aggregate consideration of $19,880. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    During the quarter ended October 1, 2000, the Company issued 6,250 shares of common stock to 6 employees upon exercise of stock options with aggregate proceeds to the Company of $4,110 in reliance on the exemption from registration provided by Rule 701 under the Securities Act.

    During the quarter ended October 1, 2000, the Company issued 15,000 shares of common stock to 1 non-employee upon exercise a stock options with aggregate consideration to the Company of $33,750 in reliance on the exemption provided by
Section 4(2) of the Securities Act.

    During the 26 weeks ended October 1, 2000, the Company issued 75,589 shares to 13 vendors for goods and services provided to the Company. These goods and services were valued at $170,076. Sales of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. As of October 1, 2000 the Company has received aggregate proceeds of $11.4 million. The Company expects to complete this offering during the quarter ending
December 31, 2000. Sales of the Series B Preferred Stock was made in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


 3.1    Amended and Restated Article of Incorporation
        Articles of Amendment of the Restated Articles of
        Incorporation containing the Statement of Rights and
 3.1.1  Preferences of Series B Preferred Stock
        Articles of Correction to the Amended and Restated Articles
 3.1.2  of Incorporation
        Articles of Correction to the Amended and Restated Articles
 3.1.3  of Incorporation
 4      Statement of Rights and Preferences of Series B (1)
27      Financial Data Schedule

------------------------

(1) See Exhibit 3.1.1

    (b)  Current Reports on Form 8-K

        None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 15, 2000

                                                       TULLY'S COFFEE CORPORATION

                                                       By:            /s/ STEPHEN R. GRIFFIN
                                                            -----------------------------------------
                                                                        Stephen R. Griffin
                                                                VICE PRESIDENT--FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER
                                                            Signing on behalf of the Registrant and as
                                                                   principal financial officer