Form 10-Q/A
period 2000-10-01
TULLYS COFFEE CORP
filed 2000-11-29
CIK 944136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                  AMENDMENT 1

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

                           TULLY'S COFFEE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                                ---------------------------   ---------------------------
                                                OCTOBER 1,    SEPTEMBER 26,   OCTOBER 1,    SEPTEMBER 26,
                                                   2000           1999           2000           1999
                                                -----------   -------------   -----------   -------------
                                                        (UNAUDITED)                   (UNAUDITED)
NET REVENUES..................................  $ 9,618,535    $ 6,755,365    $18,412,204   $ 12,870,427
COST OF SALES AND RELATED OCCUPANCY EXPENSE...    5,162,814      3,187,342      9,784,046      6,145,081
SELLING, GENERAL AND ADMINISTRATIVE COSTS*....    5,823,293      4,126,343     11,680,416      7,746,134
STOCK OPTION COMPENSATION EXPENSE.............       28,224        115,031        128,128        320,119
DEPRECIATION AND AMORTIZATION.................      981,263        587,657      1,849,950      1,142,712
                                                -----------    -----------    -----------   ------------
      OPERATING LOSS..........................   (2,377,059)    (1,261,008)    (5,030,336)    (2,483,619)
                                                -----------    -----------    -----------   ------------
OTHER EXPENSE.................................      323,630        165,177        551,282        423,562
                                                -----------    -----------    -----------   ------------
      NET LOSS................................  $(2,700,689)   $(1,426,185)   $(5,581,618)  $ (2,907,181)

PREFERRED STOCK DIVIDEND/ACCRETION............            0      3,617,532              0      7,248,751
                                                -----------    -----------    -----------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS....  $(2,700,689)   $(5,043,717)   $(5,581,618)  $(10,155,932)
                                                ===========    ===========    ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARE OUTSTANDING................   15,690,074     14,374,908     15,634,708     14,340,828
                                                ===========    ===========    ===========   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE...  $     (0.17)   $     (0.35)   $     (0.36)  $      (0.71)
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

    $6.0 million was outstanding under this line of credit at October 1, 2000. The interest rate on this line of credit is prime plus 1/2 percent and was at 10.0% at October 1, 2000. This line is secured by the assets of the Company, and has been guaranteed by the Company's chief executive officer and by a director. The outstanding balance on this bank line is due on July 1, 2001.

4.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. The Series B Preferred Stock is junior in liquidation preference to the Company's Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. As of November 14, 2000, the Company had received aggregate proceeds of $12.1 million related to this offering. The Company expects to complete this offering later in the quarter ending December 31, 2000.

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

    The tables below present information by operating segment:

                                               THIRTEEN WEEKS ENDED         TWENTY SIX WEEKS ENDED
                                            ---------------------------   ---------------------------
                                            OCTOBER 1,    SEPTEMBER 26,   OCTOBER 1,    SEPTEMBER 26,
                                               2000           1999           2000           1999
                                            -----------   -------------   -----------   -------------
                                            (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenues
  Retail Store Operations.................  $ 8,021,509    $ 5,747,060    $15,120,805    $11,036,554
  All other business units................    1,597,026      1,008,305      3,291,399      1,833,873
                                            -----------    -----------    -----------    -----------
Total Revenues............................    9,618,535      6,755,365     18,412,204     12,870,427
                                            ===========    ===========    ===========    ===========
Operating income/ (loss)
  Retail Store Operations.................      126,248        334,279        346,218        399,692
  All other business units................      146,254        199,432        299,958        428,749
  Unallocated Corporate Expenses..........   (2,819,568)    (1,946,602)    (5,979,082)    (3,623,349)
  Interest, Net...........................     (153,623)       (13,294)      (248,712)      (112,273)
                                            -----------    -----------    -----------    -----------
Net loss..................................   (2,700,689)    (1,426,185)    (5,581,618)    (2,907,181)
                                            ===========    ===========    ===========    ===========
Depreciation and amortization
  Retail Store Operations.................      644,290        390,997      1,190,876        747,157
  All other business units................       91,645         23,291        148,866         33,908
  Unallocated Corporate Expenses..........      245,330        173,369        510,208        361,647
                                            -----------    -----------    -----------    -----------
Total Depreciation & Amortization.........  $   981,265    $   587,657    $ 1,849,950    $ 1,142,712
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

8.  SUBSEQUENT EVENTS

    Subsequent to October 1, 2000 the Company entered into an agreement that contemplates the purchase of 10 retail locations from another company. These locations are all within the greater Portland, Oregon area. Consummation of this transaction is contingent upon the Company's completion, to its satisfaction, of it's due diligence review of the other company and of the proposed transaction.

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

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. As of November 14, 2000 the Company has received aggregate proceeds of $12.1 million. The Company expects to complete this offering during the quarter ending
December 31, 2000. Sales of the Series B Preferred Stock was made in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits


 3.1    Amended and Restated Article of Incorporation
 3.1.1  Articles of Amendment of the Restated Articles of
        Incorporation containing the Statement of Rights and
        Preferences of Series B Preferred Stock
 3.1.2  Articles of Correction to the Amended and Restated Articles
        of Incorporation
 3.1.3  Articles of Correction to the Amended and Restated Articles
        of Incorporation
 4.1    Statement of Rights and Preferences of Series B Preferred
        Stock (1)
 4.2    Borrowing Agreement between Tully's and Bank of America
27      Financial Data Schedule

------------------------

(1) See Exhibit 3.1.1

    (b)  Current Reports on Form 8-K

        None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 28, 2000

                                                       TULLY'S COFFEE CORPORATION

                                                       By:            /s/ STEPHEN R. GRIFFIN
                                                            -----------------------------------------
                                                                        Stephen R. Griffin
                                                                VICE PRESIDENT--FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER
                                                            Signing on behalf of the Registrant and as
                                                                   principal financial officer