Form 10-Q
period 2000-12-31
TULLYS COFFEE CORP
filed 2001-02-20
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission file number 0-26829

Tully's Coffee Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1557436 (I.R.S. Employer Identification No.)
3100 Airport Way South Seattle, Washington (Address of principal executive offices)	98134 (Zip Code)

Registrant's telephone number, including area code: (206) 233-2070

    Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Title of Each Class)	15,824,606 Number of Shares Outstanding at December 31, 2000

TULLY'S COFFEE CORPORATION
Form 10-Q
For the Quarterly Period Ended December 31, 2000

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	April 2, 2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$409,746	$5,058,464
Accounts receivable, net of $479,310 at December 31, 2000 and $357,290 at April 2, 2000	1,872,233	865,582
Inventories, net	6,351,207	3,632,509
Prepaid expenses	1,303,954	908,677

Total current assets	9,937,140	10,465,232
Property and equipment, net	29,764,894	18,414,242
Goodwill, net	5,656,852	4,963,722
Other intangible assets, net	1,940,887	1,430,509
Other assets	1,856,316	1,569,960

Total assets	$49,156,089	$36,843,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$313,076	$93,559
Bank line of credit	6,000,000	3,000,000
Accounts payable	6,284,443	3,985,686
Accrued liabilities and other current liabilities	2,295,928	2,148,010
Checks drawn in excess of bank balances	—	1,284,481

Total current liabilities	14,893,447	10,511,736
Long-term debt, net of current portion	323,054	13,761
Capital lease obligation	163,268	191,512
Deferred lease costs	919,861	840,571
Convertible promissory note, net of discount	2,565,239	—

Total liabilities	18,864,869	11,557,580
Stockholders' equity:
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 and a liquidation preference of $38,445,600 at December 31, 2000 and April 2, 2000, respectively.	35,207,874	35,207,874
Series B convertible preferred stock, no par value; 8,000,000 shares authorized 4,904,909 issued and outstanding, stated value of $2.50 and a liquidation preference of $12,262,273 at December 31, 2000.	10,828,080	—
Common stock, no par value; 120,000,000 shares authorized; 15,824,606 and 15,491,334 shares issued and outstanding at December 31, 2000 and April 2, 2000, respectively.	8,866,020	8,559,703
Note receivable from stockholder	(429,752)	(230,662)
Additional paid-in capital	23,958,028	20,919,918
Accumulated deficit	(48,139,030)	(39,170,748)

Total stockholders' equity	30,291,220	25,286,085

Total liabilities and stockholders' equity	$49,156,089	$36,843,665

The accompanying notes are an integral part of the financial statements.

TULLY'S COFFEE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2000	December 26, 1999	December 31, 2000	December 26, 1999
	(unaudited)		(unaudited)
Net revenues	$11,452,847	$7,324,110	$29,865,050	$20,133,741
Cost of sales and related occupancy expense	5,542,646	3,542,507	14,986,503	9,687,481
Selling, general and administrative costs (1)	6,921,029	4,655,203	18,941,633	12,400,743
Stock option compensation expenses	421,808	231,840	549,936	551,959
Depreciation and amortization	1,134,917	683,819	2,984,867	1,816,024

Operating loss	(2,567,553)	(1,789,259)	(7,597,889)	(4,322,466)

Other expense, net	819,111	57,119	1,370,393	427,387

Net loss	$(3,386,664)	$(1,846,378)	$(8,968,282)	$(4,749,853)
Preferred stock dividend/accretion	—	1,541,370	—	8,790,121

Net loss applicable to common stockholders	$(3,386,664)	$(3,387,748)	$(8,968,282)	$(13,539,974)

Weighted average number of common and common equivalent shares outstanding	15,807,051	14,475,308	15,690,952	14,385,654

Basic and diluted net loss per common share	$(0.21)	$(0.23)	$(0.57)	$(0.94)

(1)
Excluding non-cash stock option compensation expense of $421,808, $231,840, $549,936, and $551,959 for the thirteen and thirty-nine weeks ended December 31, 2000 and December 26, 1999, respectively.

The accompanying notes are an integral part of the financial statements.

TULLY'S COFFEE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-nine Weeks Ended
	December 31, 2000	December 26, 1999
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,968,282)	$(4,749,854)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,984,867	1,816,024
Stock option expense	549,936	551,959
Stock options issued for services	16,347
Provisions for doubtful accounts	122,020	35,850
Stock issued in exchange for services	90,175	11,635
Loan guarantee fee expense	494,593	349,729
Deferred lease costs	79,290	(30,410)
Interest expense related to warrants	477,239	—
Loss on disposition of property	—	(4,855)
Changes in assets and liabilities
Accounts receivable	(1,128,671)	(544,154)
Inventories	(2,718,698)	(1,638,828)
Prepaid expense and other assets	(681,528)	(1,021,140)
Accounts payable	940,803	(428,900)
Accrued liabilities	661,341	637,441

Net cash used in operating actitivities	(7,080,568)	(5,015,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,480,097)	(4,684,549)
Additions to intangibles assets	(1,328,917)	(455,492)

Net cash used in investing activities	(13,809,014)	(5,140,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under bank line of credit	3,000,000
Repayment of bank line of credit		(3,500,000)
Payments on notes payable	(261,202)	(11,221)
Proceeds from the issuance of notes payable	513,354
Proceeds from issuance of convertible promissory note	3,000,000
Proceeds from issuance of common stock	6,125	125,194
Proceeds from the issuance of convertible preferred stock	12,262,273	22,890,460
Stock issuance costs	(848,631)	(489,123)
Exercise of common stock warrants	52,516
Note receivable from stockholder	(199,090)
Checks drawn in excess of bank balances	(1,284,481)

Net cash provided by financing activities	16,240,864	19,015,310

Net decrease in cash and cash equivalents	(4,648,718)	8,859,766
Cash and cash equivalents at beginning of period	5,058,464	1,149,160

Cash and cash equivalents at end of period	$409,746	$10,008,926

SUPPLEMENTAL CASH FLOW INFORMATION:	—
Deemed preferred stock dividend on convertible preferred stock issuance as a result of beneficial conversion feature of attached common stock warrants		$8,790,121
Noncash investing and financing activities:
Accrued liability for warrants or preferred stock to be issued for commissions	$585,562	1,554,608
Warrants issued in payment of commission liability	1,554,983	—
Common stock issued to purchase stores/equipment	123,750	360,970
Equipment purchased through accounts payable	1,107,850	—
Notes payable in connection with Tri-Brand asset purchase	498,414

The accompanying notes are an integral part of the financial statements.

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

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13 and 39-weeks ended December 31, 2000 are not necessarily indicative of future financial results.

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

    In April 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." The interpretation clarifies the application of APB 25 for certain issues, such as the definition of "employee" for purposes of Opinion 25, the accounting consequence of various modifications to the terms of a fixed stock option plan, and criteria for determining whether a plan qualifies as a noncompensatory plan. The Company has reviewed the interpretation and does not believe it has a material impact on the accounting treatment of its previous stock-based compensation transactions. The Company will consider the interpretation within the accounting treatment of future stock-based compensation transactions.

Reclassifications

    Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income or financial position.

2. Inventory

    Inventories consist of the following:

	December 31, 2000	April 2, 2000
	(unaudited)
Coffee
Unroasted coffee	$3,855,956	$1,947,755
Roasted coffee	403,363	267,374
Other goods held for sale	1,519,150	1,110,934
Packaging and other	572,738	306,446

	$6,351,207	$3,632,509

3. Acquisitions

    During the 13 week period ended December 31, 2000, the Company acquired the assets for nine store locations from Tri Brands, dba Marcee Baking, in the greater Portland, Oregon area and five store locations from The Coffee Station, four of which are located in the greater Los Angeles area and one of which is in Seattle. All of these acquisitions were structured as asset purchases. The aggregate purchase price was $2.9 million, of which approximately $1.0 million has been allocated to goodwill.

4. Other Assets

    On December 31, 2000, the Company converted its note receivable of $0.6 million for a 50% interest in Seattle Coffee Factory B.V. (formerly Tully's Europe B.V.). Effective with the fiscal quarter beginning January 1, 2001, the Company will account for the investment on the equity method.

5. Debt

Bank Debt

    On June 15, 2000, the Company signed a $6.0 million line-of-credit agreement with Bank of America. The line is secured by the assets of the Company and has been guaranteed by the Company's CEO and by a director. The agreement matures on July 1, 2001. The agreement contains certain covenants and restrictions, among other provisions, a minimum level of net tangible worth and EBITDA (as defined in the agreement), limitations on capital expenditures, and certain other restrictions. As of February 14, 2000, the Company was not in compliance with certain covenants of the agreement and has requested a waiver of non-compliance from Bank of America.

    As of December 31, 2000, $6.0 million was outstanding under the line-of credit. Interest is charged at the prime lending rate plus 0.5%, and was 10% at December 31, 2000.

Convertible Promissory Note

    On December 14, 2000, the Company issued a convertible note in the principal amount of $3.0 million to a company owned by a director and shareholder of the Company. At any time prior to the note maturity date, on January 2, 2005, or repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted. The conversion rate shall be at the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock. On each January 1st until repaid, the Company will issue warrants to purchase common stock in lieu of interest on the outstanding principal balance. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof. For each $100,000 of debt outstanding on each January 1st, the Company shall issue warrants to purchase 8,000 shares of common stock to the note holder.

    On January 1, 2001, the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $0.5 million, using the Black Scholes valuation model.

    The relative fair values of the note and warrants were determined to be $2.5 million and $0.5 million, respectively. The note was immediately convertible into series A preferred stock at the noteholder's option upon its issuance and was therefore deemed to have a beneficial conversion feature in the amount of $0.5 million. The beneficial conversion feature is analogous to interest and will be allocated to interest expense through the earliest conversion date, which in this case is upon issuance of the note. As a result of this accounting, the Company recorded a non-cash charge to interest expense of $0.5 million in December 2000.

6. Stockholders' Equity

Convertible Preferred Stock

    During the third fiscal quarter ended December 31, 2000, the Company completed an offering of its Series B Preferred Stock in which it received $12.3 million. The Series B Preferred Stock is junior in liquidation preference to the Company's Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock.

Warrants

    For the 39 weeks ended December 31, 2000, warrants to purchase 358,520 shares of common stock were exercised and the Company issued warrants to purchase 932,990 shares of common stock as commissions in connection with the Series A stock offering.

    In connection with the Series A convertible preferred stock issued during the 39-week period ending December 26, 1999, the Company issued warrants to purchase 4,578,188 shares of common stock at an exercise price of $0.33 per share bringing the total number of shares of common stock subject to purchase under the warrants at that time to 7,686,832 shares. The exercise price of the warrant at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid-in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

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

Stock Options

    Under the Company's Stock Incentive Plan, the Company may grant options to employees and directors. Stock option activity, including amounts granted by the majority shareholder, under all plans for the 39 weeks ended December 31, 2000 are as follows:

Outstanding at April 2, 2000	4,033,401
Granted	393,950
Forfeited	(127,500)
Exercised	(49,872)

Outstanding at December 31, 2000	4,249,979

Stock options were granted at prices ranging from $0.01 to $2.50 and have vesting periods ranging from immediate vesting to five-year vesting and have a ten or twenty-five year life.

7. Commitments and Contingencies

Purchase Commitments

    As of December 31, 2000 the Company had fixed price inventory purchase commitments for green coffee totaling approximately $767,000. The Company believes, based on relationships established with its suppliers in the past that the risk of loss on non-delivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

    In connection with the Series B Preferred Stock offering, the Company entered into an agreement to provide a placement fee to the placement agents. The fee is to be calculated at 10% of the first $10 million of proceeds from the offering and 8% of any subsequent proceeds. The fee is due in equal amounts of cash and warrants to purchase common stock. The exercise price of the warrants will be $.01 per share. As of December 31, 2000, $0.7 million has been accrued and is included in accrued liabilities and other current liabilities.

New Store Leases

    As of December 31, 2000 the Company had entered into 22 leases for stores that had not yet been opened. These lease agreements are similar in nature to the Company's existing lease agreements. Certain of these agreements include percentage rents based on sales and annual base rents. Base annual rent expense under these leases will be approximately $0.8 million.

8. Segment Reporting

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

    The Company is organized into a number of business units. The Company's retail store operations comprise 84% of total revenues for the 39 weeks ended December 31, 2000. The remainder of the Company's revenues is generated from the wholesale sales to domestic and foreign customers. Operating income/(loss) represents earnings before interest income and expense. Asset information by reportable segment is not reported, since the Company does not produce such information internally.

    The tables below present information by operating segment:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 31, 2000	December 26, 1999	December 31, 2000	December 26, 1999
	(unaudited)		(unaudited)
Revenues
Retail Store Operations	$10,074,927	$6,305,826	$25,195,732	$17,334,778
All other business units	1,377,920	1,018,284	4,669,318	2,798,963

Total Revenues	$11,452,847	$7,324,110	$29,865,050	$20,133,741

Operating income/(loss)
Retail Store Operations	$740,438	$377,742	$1,256,700	$677,639
All other business units	88,515	145,623	388,475	573,737
Unallocated Corporate Expenses	(3,576,292)	(2,406,313)	(9,725,420)	(5,949,645)
Interest, Net	(639,325)	36,570	(888,037)	(51,584)

Net loss	$(3,386,664)	$(1,846,378)	$(8,968,282)	$(4,749,853)

Depreciation and amortization
Retail Store Operations	$766,957	$473,555	$1,957,833	$1,209,433
All other business units	78,334	29,581	227,200	63,645
Unallocated Corporate Expenses	289,626	180,683	799,834	542,946

Total Depreciation & Amortization	$1,134,917	$683,819	$2,984,867	$1,816,024

9. Loss Per Common Share

    Basic loss per common share has been calculated based on the weighted-average common shares of 15,807,051 and 14,475,308 for the 13 weeks ended December 31, 2000 and December 26, 1999, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the periods presented were included in the computation of diluted loss per share as they were antidilutive. See note 6 for discussion of preferred stock dividend/accretion applicable to common stockholders.

10. Related Party Receivables

    The Company has $0.6 million due from Tully's Japan and Seattle Coffee Factory, B.V., which are included in accounts receivable at December 31, 2000.

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

    For the 39 weeks ended December 31, 2000, Tully's derived approximately 84% of net revenues from sales in its Company-operated retail stores. Specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores, accounted for the remaining 16% of net sales.

Results of Operations

COMPARING THE 13 WEEKS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

Revenues

    Net revenues for the 13 weeks ended December 31, 2000 increased 56% to $11.5 million from $7.3 million for the corresponding period in fiscal year 2000. Retail sales increased 60% to $10.0 million from $6.3 million due primarily to the opening of new retail stores within the last year. During the 13 weeks ended December 31, 2000, the Company opened 25 new stores. The Company ended the period with 112 Company-operated stores in the United States, 25 of which were opened during the 13 week period ended December 31, 2000, compared to 59 at December 26, 1999. The increase in retail sales was also driven, to a lesser extent, by an increase in comparable store sales of 7%. Comparable stores are stores open for the full period in the prior year. The comparable store sales increase is the result of an increase in the average transaction price for the 13 weeks ended December 31, 2000 compared with the prior year.

    Specialty sales increased 37% to $1.4 million for the 13 weeks ended December 31, 2000, compared to $1.0 million for the corresponding period in fiscal year 2000. Specialty sales growth was driven primarily by an increase in sales to wholesale and coffee service accounts and, to a lesser extent, by an increase in sales to licensees.

Operating Expenses

    Costs of sales and related occupancy expense for the 13 weeks ended December 31, 2000 increased to $5.5 million from $3.5 million for the same period last year. This increase was primarily due to operating 53 more stores during the 13 weeks ended December 31, 2000, compared to the same period in the prior year. The increase was due, to a lesser extent, to growth in wholesale and international product sales. As a percentage of net revenues, cost of sales and related occupancy expense remained unchanged at 48.4% for the 13 weeks ended December 31, 2000 and for the comparable period in fiscal 2000.

    Selling, general and administrative costs for the 13 weeks ended December 31, 2000 increased to $6.9 million from $4.7 million for the same period last year. As a percentage of net revenues, selling, general and administrative costs decreased to 60.9% for the 13 weeks ended December 31, 2000 compared to 63.6% for the same period last year. This decrease was due primarily to a 5.6% reduction in general and administrative expenses as a percentage of net revenues compared to the prior year. This decrease was due to management of general and administrative costs, sales growth and to a lesser extent, the consolidation of the Company's San Francisco and Seattle office and roasting operations into one plant in Seattle. This decrease was partially offset by an increase in store preopening costs to $395,000, or 3.5% of sales, for the 13 weeks ended December 31, 2000 from $77,000, or 1.1% of sales, for the same period last year.

    Stock option compensation expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. Stock option compensation expense increased to $422,000 for the 13 weeks ended December 31, 2000 from $232,000 in the same period last year. More of these options were granted during the 13 weeks ended December 31, 2000 than in the corresponding 13 weeks in the prior year.

    Depreciation and amortization for the 13 weeks ended December 31, 2000 was $1.1 million compared to $684,000 for the comparable period last year. This increase is a result of fixed asset additions related to the 53 additional stores operated during the current period in addition to depreciation on fixed asset additions in the Company's new corporate headquarters and roastery. As a percentage of net revenues, depreciation and amortization increased to 9.9% for the 13 weeks ended December 31, 2000 compared to 9.3% in the similar period ended December 26, 1999.

Interest and Other Expense (Income)

    Other expenses, net, increased to $819,000 for the 13-weeks ended December 31, 2000 compared to $57,000 for the same period in the prior year. This increase is due primarily to a $477,000 non-cash interest expense charge related to the issuance of a convertible promissory note with warrants to purchase common stock in lieu of interest (see footnote 5). To a lesser extent, increased interest expense and non-cash loan guarantee fees on a higher average debt balance outstanding on the Company's bank line of credit, and less interest income received during the 13 weeks ended December 31, 2000 contributed to the increase.

Net Loss

    For the 13 weeks ended December 31, 2000, net operating loss was $3.4 million, an increase of $1.6 million from $1.8 million for the 13 weeks ended December 26, 1999. As a percentage of net revenues, gross margins decreased by 1.2%, depreciation and amortization increased by 0.6%, stock option compensation expense increased by 0.5% and other expenses, net, increased by 6.4%. These changes were partially offset by a decrease in selling, general and administrative expense of 4.4%. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, remained consistent at $3.4 million for the 13 weeks ended December 31, 2000 and the 13 weeks ended December 26, 1999. Net loss applicable to common stockholders decreased to $0.21 per share compared to $0.23 for the same period last year. This decrease is attributable to the increase in operating loss offset by the non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Series A Preferred Stock offering in the 13 weeks ended December 26, 1999.

COMPARING THE 39 WEEKS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

Revenues

    Net revenues for the 39 weeks ended December 31, 2000, increased 48% to $29.9 million from $20.1 million for the corresponding period in fiscal 2000. Retail sales increased 45% to $25.2 million from $17.3 million due primarily to operating 48 more retail stores for all or part of the comparable periods. Retail sales increases were affected to a lesser extent by an increase in comparable store sales (stores open 39 weeks or longer during both periods) of 9% due to an increase in the average transaction price.

    Specialty sales revenues increased 68% to $4.7 million for the 39 weeks ended December 31, 2000, compared to $2.8 million for the corresponding period in fiscal year 2000. The increase in specialty sales was due primarily to by higher sales to wholesale and coffee service accounts driven by the Company's sales efforts. This increase was due to a lesser extent, to increased sales to licensees.

Operating Expenses

    Cost of sales and related occupancy expense for the 39 weeks ended December 31, 2000 increased to $15.0 million from $9.7 million for the same period last year. As a percentage of net sales, cost of sales and related occupancy expense were 50.2% for the 39 weeks ended December 31, 2000 and 48.1% for the corresponding period of fiscal 2000. This increase was due to primarily to higher sales of low margin furniture and fixtures to licensees and, to a lesser extent, to price increases in paper products and increased sales of lower margin non-coffee products in the Company's domestic stores.

    Selling and administrative costs for the 39 weeks ended December 31, 2000 increased to $18.9 million from $12.4 million for the same period last year. As a percentage of sales, selling, general and administrative costs increased to 63% compared to 61.6% for the same period last year. This increase is due primarily to an $897,000 increase in marketing costs and an $840,000 increase in store preopening costs compared to the same period of fiscal 2000. This increase, as a percentage of sales, is partially offset by a 2.0% reduction in general and administrative expenses as a percentage of net revenues compared to the prior year, due to the consolidation of the Company's San Francisco and Seattle office and roasting operations into one plant in Seattle, management of general and administrative costs and sales growth.

    Stock option compensation expense is a noncash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. Stock option compensation expense was comparable at $550,000 for the 39 weeks ended December 31, 2000 compared $552,000 in the same period last year.

    Depreciation and amortization for the 39 weeks ended December 31, 2000 was $3.0 million compared to $1.8 million for the comparable period last year. This increase is a result of fixed asset additions related to the 48 additional stores operated during the current period in addition to depreciation on fixed asset additions in the Company's new corporate headquarters and roastery. As a percentage of net revenues, depreciation and amortization increased to 10.0% for the 39 weeks ended December 31, 2000 compared to 9.0% in the similar period ended December 26, 1999.

Interest and Other Expense (Income)

    Other expenses, net, increased to $1.4 million for the 39-weeks ended December 31, 2000 compared to $427,000 for the same period in the prior year. This increase is due primarily to a $477,000 non-cash interest expense charge related to the issuance of a convertible promissory note with warrants to purchase common stock in lieu of interest (see footnote 5), increased interest expense and non-cash loan guarantee fees on the higher average debt balance outstanding on the Company's bank line of credit. To a lesser extent, the increase is due to less interest income received for the 39 weeks ended December 31, 2000.

Net Loss

    For the 39 weeks ended December 31, 2000, net operating loss was $9.0 million, an increase of $4.3 million from $4.7 million for the 39 weeks ended December 26, 1999. As a percentage of net revenues, gross margins decreased by 3.7%, selling, general and administrative expense increased by 0.2%, depreciation and amortization increased by 1.0% and other expenses, net, increased by 2.5%. These changes were offset by a decrease in stock option compensation expense of 0.9%. Net loss applicable to common stockholders, which includes preferred stock dividend/accretion, decreased to $9 million from $13.5 million for the 39 weeks ended December 31, 2000 and the 39 weeks ended December 26, 1999. Net loss applicable to common stockholders decreased to $0.57 per share compared to $0.94 for the same period last year. This decrease is attributable to the increase in operating loss offset by the non-cash and non-operating costs associated with the beneficial conversion feature attached to the warrants that were issued as part of the Series A Preferred Stock offering in the 39 weeks ended December 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company ended the period with $410,000 in cash and cash equivalents with negative working capital of $4.9 million. Negative working capital is the result of current liabilities in excess of current assets. Cash and cash equivalents decreased by $4.6 million during the 39-weeks ended December 31, 2000.

    Cash used in operating activities was $7.1 million resulting primarily from a net loss before non-cash charges of $4.2 million and to a decrease in working capital other than cash. This decrease in working capital other than cash resulted primarily from a $2.7 million increase in total inventory, $1.9 million of which consisted of green coffee purchases, and to a lesser extent, from increases in accounts receivable and prepaid expenses. The decrease in working capital other than cash was partially offset by an increase in accrued liabilities and accounts payable.

    Cash used by investing activities for the first 39 weeks of fiscal 2001 totaled $13.8 million. These investments included opening 48 new Company-operated stores, new store construction work in progress, and capital improvements to existing stores and to the Company's administrative and roasting facilities.

    The Company has a bank line of credit totaling $6.0 million, of which $6.0 million was outstanding at December 31, 2000. The interest rate on this line of credit is prime plus 1/2 percent and was at 10.0% at December 31, 2000. This line is secured by the assets of the Company, and has been guaranteed by the Company's chief executive officer and by a director. The outstanding balance on this bank line is due on July 1, 2001. The Company intends to extend or replace this facility on or before the due date.

    The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its cost of sales. As of December 31, 2000, Tully's had approximately $767,000 in fixed-price purchase commitments which, together with its current inventory levels, the Company believes will be sufficient to meet all its coffee needs through fiscal year end. The Company believes that the risk of non-delivery on these purchase commitments is remote.

    The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring in 2003 that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees are, in the aggregate, $1.2 million, $1.4 million and $1.5 million due in 2001, 2002, and 2003, respectively. The fees are due at the beginning of the major league baseball season.

    Cash requirements through fiscal year 2001, other than normal operating expenses, are expected to consist primarily of capital expenditures related to the addition of new Company-operated retail stores. As of December 31, 2000, the Company had entered into leases for 22 new store locations in Washington, California and Oregon and expects to pursue other potential store locations in these and other markets. Capital expenditures for the 22 new stores are estimated to be $5.2 million and the annual lease commitment is approximately $0.8 million. The Company expects the majority of these stores to be operational within the next six months. The Company also anticipates making additional expenditures to remodel certain existing stores.

    The Company historically has not generated positive cash flow from operations and has funded operations and its expansion through the issuance of equity securities and borrowings. During the third fiscal quarter ended December 31, 2000, the Company completed an offering of its Series B Preferred Stock in which it received $12.3 million. In December 2000, the Company raised an additional $3.0 million by issuing a convertible promissory note to a member of its board of directors.

    The Company's working capital position has declined significantly during the last several months due to the combination of significant capital expenditures for new stores, acquisitions and the new roasting plant, seasonal build up of green coffee inventories to their current level of $3.9 million and negative cash flow from operations. The Company currently has limited cash on hand and has been required to extend the timing of payments to trade and construction vendors to help fund its operations.

    The Company has not entered into equipment financing or other asset-backed borrowings in the past but may pursue such financing during 2001. The Company anticipates raising additional capital through a convertible promissory note offering and a future equity offering during 2001 but cannot be certain that it will consummate any such future offering. If the Company is unable to obtain financing in future equity or debt offerings or from other sources, then the Company would need to modify its growth plans, curtail new store construction and reduce marketing, general and administrative costs.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    During the 13 weeks ended December 31, 2000, the Company issued 36,759 shares of common stock to 64 employees upon exercise of stock options with aggregate proceeds to the Company of $1,946 in reliance on the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act").

    During the 13 weeks ended December 31, 2000, the Company issued 6,044 shares of common stock to one employee as a bonus in reliance on the exemption provided by Section 4(2) of the Securities Act.

    During the 13 weeks ended December 31, 2000, the Company issued 13,444 shares to 4 vendors for goods and services provided to the Company. These goods and services were valued at $30,250. Sales of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act.

    During the 13 weeks December 31, 2000, the Company issued 27,000 shares of common stock to 5 purchasers upon exercise of warrants for aggregate consideration of $8,910. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act.

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20 million in equity capital. The Company completed this offering during the 13 weeks ended December 31, 2000 with aggregate proceeds of $12.3 million. Sales of the Series B Preferred Stock were made in reliance on the exemption provided by Rule 506 of Regulation D under the Securities Act.

ITEM 4. SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS

    In the Company's Definitive Proxy Statement filed with the SEC on July 31, 2000, SEC File No. 0-26829, the date for the 2000 Annual Meeting of Shareholders of the Company (the "Shareholders Meeting") was set at September 14, 2000. The meeting was postponed and will be held during the quarter ending April 1, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

3.1		Amended and Restated Articles of Incorporation.
3.1	(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock
4.1		Promissory Note, in principal amount of $3.0 million, convertible into shares of the Company's Series A Preferred Stock, issued to KWM Investments LLC (the "Note")
4.2		Convertible Promissory Note Subscription Agreement between Tully's and KWM Investments LLC
4.3		Form of Common Stock Purchase Warrant issued with the Note
4.4		Registration Rights Agreement between Tully's and KWM Investments LLC
  (b)
  Current Reports on Form 8-K

    None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 20, 2001.

TULLY'S COFFEE CORPORATION
By:	/s/ STEPHEN R. GRIFFIN
Stephen R. Griffin VICE PRESIDENT—FINANCE AND CHIEF FINANCIAL OFFICER
Signing on behalf of the Registrant and as principal financial officer

QuickLinks

PART 1. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TULLY'S COFFEE CORPORATION CONSOLIDATED BALANCE SHEETS
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
TULLY'S COFFEE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  1. Basis of Presentation
  2. Inventory
  3. Acquisitions
  4. Other Assets
  5. Debt
  6. Stockholders' Equity
  7. Commitments and Contingencies
  8. Segment Reporting
  9. Loss Per Common Share
  10. Related Party Receivables
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES
  ITEM 4. SUBMISSON OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE