Form 10-K
period 2001-04-01
TULLYS COFFEE CORP
filed 2001-10-19
CIK 944136

Use these links to rapidly review the document
TABLE OF CONTENTS
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 1, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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
 Common Stock, no par value
(Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of October 1, 2001, the aggregate market value of the registrant's Common Stock held by non affiliates of the registrant was $         N.A.

    As of October 1, 2001, the number of shares of the registrant's Common Stock outstanding was 16,377,005.

Statement About Forward-Looking Statements

    We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the Company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed elsewhere in this annual report, the following possible events or factors could cause our actual results to differ materially:

  •
  our growth strategy may not be as successful as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

  •
  competition within the retail specialty coffee market may intensify;

  •
  adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

  •
  natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

    In addition, this document contains forward-looking statements attributed to third parties relating to their estimates regarding the specialty coffee business. You should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, Tully's does not intend to update or revise the forward-looking statements contained in this report.

PART I

ITEM 1. BUSINESS

General

    Tully's Coffee Corporation ("Tully's" or the "Company") sells high quality, premium roasted whole bean coffees, richly brewed coffees, Italian-style espresso and other cold beverages, baked goods and pastries, and coffee-related accessories and equipment. As of October 1, 2001, Tully's operated 106 Company-owned retail stores in the western United States. Tully's is a stockholder (with approximately a 5% equity interest) and has a license and supply agreement with Tully's Coffee Japan, Ltd. ("Tully's Coffee Japan") which, as of October 1, 2001, operated 36 Tully's retail stores in Japan as a licensee of the Company. Tully's has also entered into an exclusive license agreement with UCC Ueshima Coffee Company Ltd. ("Ueshima Coffee Company" or "UCC"), a Japanese company, to operate coffee stores under the Tully's name throughout Asia, excluding Japan. In addition, Tully's has a specialty coffee division that markets its products to wholesale accounts, office coffee services, food service establishments, and supermarket chains. Tully's products also are sold directly to consumers through the Company's website and through mail order.

    The Company's retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest coffee and espresso drinks available. It is management's goal to make each location a friendly, neighborhood meeting place, with employees who go out of their way to make customers feel special. The Company believes that developing customer loyalty and brand recognition is of the utmost importance in its business and growth strategy.

Fiscal Periods

    The Company ends its fiscal year on the Sunday closest to March 31. As a result, the Company records its revenue and expenses on a 52-53 week period. The fiscal year ended April 1, 2001 included 52 weeks ("Fiscal 2001"), the fiscal year ended April 2, 2000 included 53 weeks ("Fiscal 2000") and the fiscal year ended March 28, 1999 included 52 weeks ("Fiscal 1999").

Company Background

    Tully's was formed in July 1992 after its founder and Chairman of the Board, Tom T. O'Keefe, concluded that an opportunity to develop, own and operate a chain of specialty coffee stores existed in the greater Puget Sound, Washington area. During the early 1990s, Mr. O'Keefe's real estate company was approached by numerous companies inquiring about locating specialty coffee stores in the properties owned and managed by his company. As a result, Mr. O'Keefe began researching the specialty coffee industry and determined that an opportunity existed for development of a company focused on the sale of high-quality coffee beans, coffee drinks and coffee related products in an upscale atmosphere that emphasized customer service. On September 16, 1992 Tully's opened its first store in Kent, Washington.

    Tully's Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. The Company's telephone number is (206) 233-2070 or 1-800-96Tully.

Strategy

General

    The Company's objective is to establish Tully's as one of the most respected coffee brands in the world. As a part of this brand building strategy, the Company has made significant investments in marketing and building its brand. The Company wants each Tully's retail store to provide a warm and inviting atmosphere that will attract customers and encourage those customers to stay and enjoy Tully's coffee, espresso and other beverages and food products. Tully's seeks to employ people who contribute to the "coffee experience" of its customers.

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

    Another important element of the Company's strategy is to become an integral part of the local neighborhood served by each retail store. This is accomplished in a variety of ways, such as becoming involved in local fundraising and charitable organizations, participating in primary and secondary school programs and by providing jobs to area high school students. The Company believes that community involvement not only helps the Company by building goodwill, but also strengthens its market position.

Expansion Strategy

    Tully's principal expansion strategy has been to develop new retail stores in the Company's current and prospective new geographic markets. During Fiscal 2001, the Company opened 37 new Company-owned stores, closed two Company- owned stores, and acquired 14 stores that were re-named as Tully's stores. During Fiscal 2000, the Company opened 10 new Company-owned stores and closed four stores. Tully's Coffee Japan opened 10 licensed stores in Japan during Fiscal 2001 and opened 10 new stores in Fiscal 2000. In light of the Company's current capital constraints and management's focus on achieving operating efficiencies and profitability, the Company anticipates opening only a limited number of new retail stores during the fiscal year ending March 31, 2002 ("Fiscal 2002"). During Fiscal 2002, Tully's intends to focus primarily on expanding the specialty coffee division through wholesale accounts, especially in the supermarket and food service channels. The Company also plans on pursuing domestic and international licensing and joint venture opportunities.

    In September 2000, Tully's acquired the assets and real property leases of four Los Angeles-area stores and one Seattle-area store from Coffee Station, Inc. ("Coffee Station"). In December 2000, the Company entered the Portland, Oregon market by acquiring nine stores from Tri-Brands, Inc., dba Marsee Baking ("Marsee Baking"). During Fiscal 2002, Tully's expects to continue to investigate and evaluate strategic acquisition opportunities that might fit strategically into its future growth plans.

Marketing

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

Specialty Coffee

    Tully's uses its wholesale and office coffee service accounts to provide additional opportunities for coffee consumers to experience the Company's coffee and reinforce Tully's branded logo and name. The Company's products are delivered to its wholesale and coffee service accounts in branded packaging. Tully's also provides logo-bearing coffee cups, banners and point of use signage to these accounts. This type of secondary brand marketing reinforces the Company's brand awareness and exposes the Company's products to coffee consumers who may not have previously sampled the products in one of its stores.

Community

    Tully's commitment to the local community is another key element of its marketing strategy. Tully's supports local and national organizations focusing on children's educational and health-related issues. Each store supports events within its neighborhood and community. The Company's employees volunteer service and the Company donates product to local non-profit organizations, including schools, sports teams, food banks, charities and service organizations. The Company also provides product and resource donations to national organizations including the Cystic Fibrosis Foundation, the Juvenile Diabetes Foundation, Childhaven, Children's Hospital and the Leukemia Society.

Media

    Tully's seeks to generate awareness of its brand by disseminating press releases to local and national media announcing Tully's events, new product launches, community programs, and promotions. As part of the marketing strategy, Tully's participates in the neighborhoods of its retail stores. This may include local area marketing such as advertising in neighborhood newspapers, supporting community activities, customer appreciation promotions, direct mail and targeted marketing.

    The Company is a sponsor of the Seattle Mariners and is the exclusive coffee provider at Safeco Field pursuant to an agreement which is effective through December 31, 2003. This sponsorship agreement includes prominent signage at several places in the stadium, including the leftfield wall, and allows Tully's to use the Mariners' trademarks in advertising and in certain geographic areas. This relationship is similar to the arrangement that Tully's entered into with the San Francisco Giants and PacBell Stadium that is effective through October 31, 2002. The sponsorship agreement includes prominent signage at several places in the stadium, including the centerfield wall, and allows Tully's to use the San Francisco Giants and PacBell Stadium trademarks in certain geographic areas. The Company does not plan to renew this contract in 2002. In addition, Tully's has a supply partnership with PacWest Racing pursuant to which Tully's coffee and logo cups are available in the pit area and hospitality suites at PacWest Racing events.

International

    Tully's is a stockholder (with approximately a 5% equity interest) and has a license and supply agreement with Tully's Coffee Japan, which, as of October 1, 2001, operated 36 retail stores in Japan as a licensee of the Company and in Tully's Europe B.V., which operated one retail store in Sweden as a licensee of the Company. In Taiwan and Singapore, a licensee of the Company's Spinelli brand operated 12 retail stores. Sales to licensees located outside the United States accounted for approximately 4.0% of Tully's net sales in Fiscal 2001 and approximately 2.0% of Tully's net sales in Fiscal 2000.

    Subsequent to year-end, the Company and the other shareholders of Tully's Europe B.V. decided to sell the store in Sweden and liquidate the business. The Company is engaged in negotiations with the licensee of its Spinelli brand in Singapore and Taiwan to sell the licensee the rights to the name in those markets and to terminate the license agreement.

    On April 11, 2001, the Company entered into an exclusive license agreement (the "License Agreement") with UCC Ueshima Coffee Company, LTD ("UCC"), a Japanese company that is one of Asia's largest coffee purveyors. Under the terms of the License Agreement, Tully's granted UCC an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. On April 17, 2001, the parties completed the transaction upon payment by UCC to Tully's of a $12,000,000 license fee. In further consideration of the license, UCC will pay Tully's a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks in Asia. UCC has been roasting coffee in Japan for decades and has several state-of-the-art plants in Japan. UCC plans to roast coffee for the licensed stores in Asia. Tully's did not grant UCC rights to use the Tully's business names and trademarks in Japan because of Tully's preexisting license and supply agreements with Tully's Coffee Japan.

    On October 1, 2001, the Company received $4,200,000 and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) from Tully's Coffee Japan in connection with the amendment of Tully's existing license and supply agreements with Tully's Coffee Japan. The amendments will allow Tully's Coffee Japan to be the exclusive wholesaler of Tully's coffee in Japan and to roast Tully's coffee in Japan, which will provide more efficient delivery and a lower cost. Prior to this agreement, and until Tully's Coffee Japan establishes roasting in Japan, Tully's income has been derived from the gross margin on product shipped to Japan and royalties on store locations franchised by Tully's Coffee Japan. When Tully's Coffee Japan commences roasting operations in Japan, Tully's will continue to receive the royalties based on retail and wholesale coffee volume. In July 2001, Tully's Coffee Japan completed an initial public offering of its common stock on the Japan NASDAQ. Tully's owns 1,124 shares of Tully's Japan stock, which, on October 1, 2001 had a market value of approximately $6,635,000.

Competition

    The specialty coffee market is highly fragmented and competitive. A number of Tully's competitors have greater financial and marketing resources and brand name recognition and larger customer bases than Tully's. Tully's competes with a number of specialty coffee retailers including Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Seattle's Best Coffee and Peet's Coffee & Tea. Coffee manufacturers including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company, and Nestle USA, Inc. distribute premium coffee products nationally in supermarkets and convenience stores. Many of these products may be substitutes for Tully's coffees and coffee drinks. Tully's coffee beverages compete directly against all restaurant and beverage outlets that serve coffee and a growing number of single location specialty coffee outlets (espresso stands, carts, kiosks, drive- throughs, and stores). Tully's whole bean coffees and its coffee beverages compete indirectly against all other coffees available in the market. Tully's believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price.

    The development of the specialty coffee industry has shown that there is room for a variety of retailers, all seeking their own niche. The Company acknowledges that there are a large number of single location specialty coffee outlets in the geographic markets in which it operates. Tully's believes that it has developed significant brand identity and customer loyalty, however, which give it a competitive advantage over the numerous single location operators.

    Tully's faces intense competition for suitable new store sites and for qualified personnel to operate both new and existing stores. Tully's may not be able to continue to secure sites at acceptable rent levels or to attract a sufficient number of qualified workers. Tully's specialty coffee division also faces significant competition from established wholesale and mail order suppliers, many of whom have greater financial and marketing resources than Tully's.

Store Operations And Management / Employees

    As of October 1, 2001, Tully's employed 1,200 people, approximately 1,100 of which were employed in retail stores or regional operations. The balance of the employees work in the Company's administrative, wholesale, roasting and warehouse operations. All employees are non-union and management anticipates this will continue to be the case. Approximately 925 of the Company's employees work 20 hours or more per week and are considered full-time employees.

    Tully's knows that its employees are an integral part of its business, and has structured its benefit programs accordingly. Full time employees are eligible for vacation, holidays, medical and dental insurance, maternity leave and sick leave. To promote product loyalty and enhance expertise, all employees receive discounts on beverages and resale items. Tully's believes that its current relations with employees are excellent.

    To maintain Tully's high standards of quality products and customer service, all employees complete a 2-day training course prior to commencing work in our stores, plus 6 hours of on-site training while working in a store. Training hours are devoted to orientation, which includes Company history and philosophy, as well as cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully's Employee Handbook. Training also includes an intensive course that examines coffee history, roasting, decaffeinating processes, and tasting, or "cuppings", of Tully's proprietary blends. Barista testing concludes the training program, with extensive hands-on beverage preparation.

    Tully's is committed to attracting and retaining the best people in the coffee business. It has developed a sense of business partnership with its employees through its corporate culture, employee ownership and quality employee benefits. In addition to the benefits described above, Tully's offers a Stock Option Plan and, a 401k savings plan.

Suppliers And Equipment Vendors

Coffee Markets

    The Company purchases unroasted, or "green" coffee beans. There are many varieties of green coffee beans and a range of quality grades within each variety. Tully's purchases only premium grade arabica coffee beans and believes these beans are the best available from each producing region. Tully's seeks to purchase the finest qualities and varieties of coffee beans by identifying the unique characteristics and flavors of the varieties available from each region of the world.

    Coffee is the world's second largest agricultural product and is grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. While most coffee trades in the commodity market, coffee beans of the quality sought by the Company tends to trade on a negotiated basis at a substantial premium above commodity coffee bean prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee bean prices may be limited, and the Company's future profitability could be adversely affected if coffee bean prices were to rise substantially.

    During the buying season, Tully's may enter into forward commitments for the purchase of green coffee beans that may only be available in small quantities. Rotating our coffee bean selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully's enters into contracts for future delivery of green coffee beans to help ensure adequacy of supply. As of October 1, 2001, the Company had approximately $418,000 in fixed-price purchase commitments through March 2002 which, together with existing inventory, is expected to provide an adequate supply (except for certain varietals that will need to be replenished of green coffee beans) through Fiscal 2002. Tully's believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

Roasting

    Tully's procures and roasts green coffee beans to its exacting specifications at its roasting plant in Seattle. Tully's employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics.

    As a result of the new licensing agreement with UCC, Tully's coffee will be roasted in Japan for sale in the stores UCC licenses or owns throughout Asia. In addition, the amended supply agreement with Tully's Coffee Japan provides that it can roast in Japan as well. The agreements require that both companies roast to Tully's specifications, recipes and quality standards, which will be periodically audited by Tully's. The amended supply agreement with Tully's Coffee Japan provides for UCC to be the preferred contract coffee roaster.

Freshness

    The Company is able to roast coffee to order for its retail stores and specialty coffee division. All of the Company's retail stores and wholesale customers receive fresh roasted coffee shipped promptly after roasting.

Equipment and Store Supplies

    Tully's purchases the equipment, fixtures and supplies for its retail store locations from a number of different vendors. The materials are purchased through purchase orders on an as needed basis. In the past Tully's has used different vendors for the same type of equipment and supplies as the Company searched for the best sources and best vendors to meet its requirements. As Tully's expands, it is standardizing its purchasing systems and has begun to use vendors and suppliers for particular products on a more regular basis. Tully's believes that its relationships with vendors will develop into reliable, long-term relationships that will benefit the Company. However, if for some reason a particular supplier or vendor is unable to meet its needs, begins to deliver unsatisfactory materials or is not price competitive, Tully's believes that there are a number of alternative sources to meet all of its equipment, store supplies and other materials needs.

Patents and Trademarks

    Tully's does not hold any patents. The Company owns several trademarks that are registered with the United States Patent and Trademark Office, including Swirkle-Registered Trademark and Tullini-Registered Trademark. In addition, we have applied for federal trademark registration in the United States and for trademark registration in several foreign countries for Tully's™.

    Since Tully's filed its application for federal trademark registration for Tully's™ two other companies have claimed rights to the trademark. Tully's believes that one of these claims is not likely to impact Tully's because the claimant filed its application after Tully's and apparently cannot demonstrate use of the trademark prior to Tully's.

    The other claimant also filed its federal trademark registration application after the Company and has filed an opposition to the issuance of a trademark to the Company. It is claiming use of a Tully's trademark prior to the Company. If it can successfully support its claim, it may be able to exclude the Company's use of the Tully's name in certain markets. That applicant currently operates a chain of four restaurants in the greater Syracuse, New York area. On January 31, 2001, the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office issued its opinion sustaining the applicant's opposition to Tully's trademark registration applications and refusing registration thereof. In response, Tully's filed a complaint against the applicant in the U.S. District Court for the Northern District of New York on April 2, 2001. The Company intends to pursue this case vigorously or, if appropriate, to seek an out-of-court settlement.

    Tully's also has a federal lawsuit presently pending in the United States District Court for the Western District of Washington in Seattle. This litigation is a trademark infringement, trademark dilution, and unfair competition dispute against a company that used a commercial designation that the Company believes is confusingly similar to Tully's trademark and trade name. The Company currently is engaged in settlement discussions to resolve this dispute.

    In addition to registered and pending trademarks, Tully's considers the overall design and visual language of its trade dress to be a valuable asset to the Company's brand. The design of its stores, including but not limited to the use of materials, furniture, signage, layout and overall aesthetic, developed in conjunction with packaged goods and marketing collateral, create a distinctive "look and feel" as well as a unique visual language. This "look and feel" and visual language continues to build its brand exposure and deliver "The Tully's Experience" through all channels of its business. Although Tully's considers store design, packaging and marketing collateral to be essential to brand identity, Tully's has not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

    The ability to differentiate the Tully's brand from its competitors depends, in part, on the strength and enforcement of its trademarks. If a competitor infringes on Tully's trademark rights, the Company may have to litigate to protect its rights, in which case Tully's may incur significant expenses and management's attention may be diverted from the Company's business operations.

Seasonality

    The Company's business is subject to seasonal fluctuations. Significant portions of Tully's net sales and profits are realized during the third quarter of Tully's fiscal year, which includes the December holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and Tully's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of Tully's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Risk Factors

    In this section "Risk Factors," the terms "we," "us," and "our" refer to Tully's Coffee Corporation. The following factors may affect our future results and financial condition and should be considered in evaluating our business, operations and prospects.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow.

    To date, we have not made a profit from operations. We expect to continue to incur losses in Fiscal 2002 and cannot assure you that we will ever become or remain profitable.

Our rapid growth may make it difficult to effectively allocate our resources and manage our business.

    We have experienced significant growth and cannot assure you that we will be able to manage any future growth effectively. Continued growth could strain our management, production, financial and other resources. To manage our growth effectively, we must:

  •
  add production capacity while maintaining high levels of quality and efficiency,

  •
  continue to enhance our operational, financial and management systems, and

  •
  successfully attract, train, manage and retain our employees.

    Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations.

If we are unable to successfully integrate future acquisitions, our business could be negatively impacted.

    We may consider future strategic acquisitions similar to our acquisitions of the Coffee Station and Marsee Baking stores in Fiscal 2001. Integrating newly-acquired businesses is expensive and time-consuming. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

Tom T. O'Keefe has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders' interests.

    As of October 1, 2001, Mr. O'Keefe beneficially owned 23% of our outstanding common stock. This ownership position gives him the ability to significantly influence the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger of our Company or a sale of substantially all of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in your best interests.

We may not be able to obtain additional capital when needed.

    To date, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities and through borrowings under our credit facilities. We expect that we may need to raise additional capital in the future to fund operations and planned growth. Any equity or debt financing may not be available on favorable terms, if at all. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures which could have an adverse effect on our business, operating results, and financial condition.

Industry Risks

We cannot be certain that the specialty coffee industry will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

    Although the specialty coffee industry has gained substantial market acceptance throughout the United States over the last several years through the operation of a variety of specialty coffee shops, there is a risk that our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest, San Francisco and Los Angeles areas may not embrace specialty coffee or the Tully's brand if Tully's were to expand its operations into new geographic areas.

We compete with a number of companies for customers. The success of these companies could have an adverse effect us.

    We operate in highly competitive markets in the Pacific Northwest, San Francisco and Los Angeles. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. Companies that compete directly with us include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet's Coffee and Tea, and Seattle's Best Coffee. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting customers away from our stores. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

Our whole bean coffee sales must compete with supermarkets and warehouse clubs.

    Supermarkets and warehouse clubs pose a competitive challenge in the whole bean coffee market. A number of global coffee suppliers, such as Starbucks Corporation, Kraft Foods, Inc., The Procter & Gamble Company, and Nestle USA, Inc., distribute premium coffee products in supermarkets and warehouse clubs that may serve as substitutes for our whole bean coffees.

Competition for store locations and qualified workers could adversely affect our growth plans.

    We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores.

A shortage in the supply or an increase in price of coffee beans could adversely affect our revenues.

    Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. The world coffee bean market is largely a commodity market, although purchases of premium Arabica coffee beans are typically negotiated on a per sale basis with growers. Natural or political events could interrupt the supply of these premium beans. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee result in increases in the costs of coffee beverages served in our stores. These cost increases may force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Changes in economic climates could adversely affect our revenues.

    Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries and coffee-related accessoriesand equipment. Given that many of these items are discretionary items in our customers' budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally.

Investment Risks

We may need additional capital, which if raised, could dilute your interest in our Company.

    If we raise additional funds through the issuance of equity, convertible debt or other securities, current shareholders may experience dilution and the securities issued to the new investors may have rights or preferences senior to those of common stock. In addition, prior to October 1999, holders of our capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. Some of our shareholders may be entitled to purchase additional shares of our common stock pursuant to these preemptive rights. We intend to either satisfy or seek waivers of these rights from such shareholders. If we were not able to obtain waivers from all the necessary shareholders, non-waiving shareholders may be entitled to purchase additional shares of our capital stock at the price or prices at which those shares were historically offered. Any such issuances could further dilute current shareholders.

The lack of a public market for Tully's common stock and restrictions on transfer substantially limit the liquidity of an investment in our common stock.

    There is currently no public market for our common stock, and consequently liquidity of an investment in our common stock currently is limited.

ITEM 2. PROPERTIES

    As of October 1, 2001, Tully's had 106 Company-owned retail stores in the United States. The Company is currently developing one additional retail store location in Berkeley, California. The Company also entered into leases for 18 additional retail store locations, but has not developed these sites. Through October 1, 2001, eight of the 18 leases have been terminated. The Company is evaluating several stores for possible closure and is seeking lease terminations or to sublease such locations

    The Company leases approximately 220,000 square feet in a building located in Seattle, Washington, which currently houses roasting, warehousing, administrative and executive offices. The lease has a ten-year term with two five-year options to renew. Annual rent payments under the lease are approximately $792,000 for fiscal years 2002 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 for fiscal year 2011. In February 2001, the Company received $1,000,000 from its landlord as reimbursement for company-paid tenant improvements, which is being repaid to the landlord in the form of increased rents over the remaining life of the lease.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various legal proceedings arising in the ordinary course of its business, including the trademark-related proceedings described at "Patents and Trademarks" on page 8, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of shareholders of the Company during the fourth quarter of Fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

    Currently there is no public market for Tully's common stock. As of October 1, 2001, there were 5,207 holders of Tully's common stock.

    The Company has not paid dividends in the past and Tully's presently does not plan to pay dividends in the foreseeable future. The Company intends to retain and use earnings to finance the growth of its business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

    The Company issued and sold securities in the transactions described below during Fiscal 2001. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, or Rule 506 of Regulation D promulgated thereunder.

    During Fiscal 2001, the Company granted options to purchase an aggregate of 222,849 shares of its common stock to 92 employees pursuant to the Company's Amended and Restated 1994 Stock Option Plan at exercise prices between $0.01 and $2.50 per share in consideration for services rendered.

    During Fiscal 2001, Tully's granted options to purchase an aggregate of 287,676 shares of its common stock to its Chairman of the Board and to a director in consideration for their personal guarantees of the Company's bank line of credit.

    During Fiscal 2001, the Company issued 59,737 shares of its common stock to four vendors for goods and services provided to the Company.

    During 2001, the Company issued 28,297 shares of its common stock to 21 employees upon exercise of their options.

    During 2001, the Company issued 6,044 shares of its common stock to an employee for a bonus.

    During Fiscal 2001, the Company issued 525,625 shares of its common stock to 74 purchasers upon exercise of warrants for aggregate consideration of approximately $160,000.

    In December 2000, the Company issued a convertible promissory note (the "Note") in the principal amount of $3,000,000 to a company owned by a director of the Company. At any time prior to the earlier of January 2, 2005, or repayment of the Note, the Note is convertible into the Company's Series A Preferred Stock or, in the event that all shares of Series A Preferred Stock have been converted prior to such date, then into the Company's common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of the Company's common stock. On each January 1st until the Note is repaid, the Company will issue, in lieu of interest thereon, warrants to purchase 8,000 shares or common stock for each $100,000 of principal outstanding under the Note. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof. In January 2001, the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the Note.

    During Fiscal 2001, the Company issued and sold 4,990,709 shares of its Series B Convertible Preferred Stock to accredited investors. The Company received gross proceeds of $12,477,000 in the offering and paid placement agent commissions and offering costs of approximately $1,411,000. The Series B Convertible Preferred Stock is initially convertible into an equivalent number of shares of common stock, and is subject to customary anti-dilution adjustments.

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

	Year Ended
	Apr 1, 2001 (52 weeks)(2)(3)	Apr 2, 2000 (53 weeks)(1)	Mar 28, 1999 (52 weeks)	Mar 29, 1998 (52 weeks)	Mar 30, 1997 (52 weeks)
	(in thousands, except per share data)
Results of Operations Data
Net sales	$42,102	$27,698	$20,207	$9,020	$5,430
Operating loss	(23,797)	(7,717)	(5,088)	(3,267)	(2,120)

Net loss	(25,057)	(8,066)	(6,581)	(3,820)	(2,482)
Preferred stock dividend accretion	—	(8,794)	(5,968)	—	—

Net loss applicable to common stockholders	$(25,057)	$(16,860)	$(12,549)	$(3,820)	$(2,482)

Basic and diluted loss per common share	$(1.59)	$(1.15)	$(0.88)	$(0.29)	$(0.20)

Weighted-Average number of common and common equivalent shares outstanding	15,777	14,599	14,299	13,366	12,688

Balance Sheet Data
Working capital (deficit)	$(12,348)	$(47)	$(5,799)	$(1,617)	$(100)
Total assets	38,936	36,844	20,719	8,078	3,980
Long-term debt (including current portion)	8,476	3,108	6,657	4,293	2,520
Shareholders' equity	15,245	25,286	9,976	427	430
Number of Company-owned stores at year-end	114	65	59	33	22

(1)
The additional week during the 53 weeks ended April 2, 2000 accounted for $503,000 in net sales.

(2)
Fourth quarter adjustments during Fiscal 2001 were as follows:

FAS 121 Impairment of long-lived assets	$5,006
Store closures and lease termination costs	2,151
Write-off of Tully's Europe B.V. joint venture and trade receivables	1,036
Professional fees and services	647

Total	$8,840

(3)
Subsequent to the year-end of Fiscal 2001 through October 5, 2001, the Company received a $12,000,000 license fee from UCC and $1,000,000 from the issuance of notes payable to three directors of the Company. In addition, the Company received $4,200,000 and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of its license and supply agreements with Tully's Coffee Japan. Tully's Coffee Japan completed an initial public offering of its common stock on the Japan NASDAQ in July 2001. Tully's owns 1,124 shares of Tully's Japan stock, which, on October 1, 2001 had a market value of approximately $6,635,000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that Tully's believes is relevant to an assessment and understanding of its results of operations and financial condition for the fiscal years ended April 1, 2001, April 2, 2000 and March 28, 1999. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. The Company believes that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, and trends in or expectations regarding Tully's operations, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks summarized at "Item 1—Business—Risk Factors."

Overview

    Tully's derives its revenues from sales from its Company-owned retail stores and from its specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales, and international licensees and royalty and licensing fees from licensed stores. For Fiscal 2001, Tully's derived approximately 85% of net sales from its Company-owned retail stores.

    The Company's cash flow from operations has not been sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. These losses are primarily due to costs associated with the Company's significant growth, especially opening new stores in new markets, and its significant investment in building the Tully's brand. During Fiscal 2002, the Company intends to focus primarily on expanding its specialty coffee sales and international licensee opportunities, opening a limited number of new stores and managing its costs more effectively. The Company has historically funded its cash flow shortfalls through the issuance of debt and equity securities and through borrowings. During Fiscal 2001, Tully's raised approximately $11,066,000, net of offering costs, in equity capital from a private placement of Series B Preferred Stock and warrants to purchase common stock. The proceeds from this offering have been used for capital expenditures on new and acquired stores, to repay debt and for working capital. Additionally, the Company received $3,000,000 from the issuance of a convertible promissory note. Tully's ended Fiscal 2001 with $408,000 in total cash and a working capital deficit of $12,348,000. However, subsequent to the end of Fiscal 2001, the Company received a $12,000,000 license fee from UCC, $1,000,000 from the issuance of notes payable to three directors of the Company and $4,200,000 in cash and 300 shares of Tully's Coffee Japan stock received in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan. At October 1, 2001, the market value of the 1,124 shares of Tully's Coffee Japan owned by Tully's was approximately $6,635,000. There are currently no restrictions on the sale of these shares and the Company may sell all or a portion of these shares as needed to fund liquidity needs or for expansion.

    The Company's fiscal year ends on the Sunday closest to March 31. Fiscal 2001, ending on April 1, 2001, included 52 weeks while Fiscal 2000 included 53 weeks and Fiscal 1999 included 52 weeks.

Results of Operations

    The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of sales.

	Fiscal Year Ended
	April 1, 2001	April 2, 2000	March 28, 1999
STATEMENT OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy costs	53.5%	50.4%	53.0%
Store operating expenses	36.2%	35.0%	35.5%
Other operating expenses	7.2%	4.2%	3.3%
Marketing, general and administrative costs	29.3%	24.7%	21.0%
Stock option compensation expense	1.9%	4.4%	4.1%
Depreciation and amortization	10.4%	9.2%	8.3%
Impairment of long-lived assets	11.9%	—	—
Store closure and lease termination costs	6.2%	—	—

Operating loss	(56.6)%	(27.9)%	(25.2)%
Interest expense	1.8%	1.3%	4.1%
Interest income	(0.1)%	(1.0)%	—
Miscellaneous expense (income)	(0.3)%	(0.5)%	(0.3)%
Loan guarantee fee expense	1.6%	1.5%	3.6%

Net loss	(59.6)%	(29.1)%	(32.6)%

Fiscal Year Ended April 1, 2001 Compared To Fiscal Year Ended April 2, 2000

Net Sales

    Net sales for Fiscal 2001 increased $14,404,000 or 52.0% to $42,102,000 from $27,698,000 for Fiscal 2000. During the same period, retail sales increased $11,697,000 or 48.6% to $35,759,000 from $24,062,000. The $11,697,000 increase in retail sales resulted from: a) the opening of 37 new Company-owned retail stores which contributed $8,523,000, b) the acquisition of 14 retail stores from Coffee Station. and Marsee Baking which contributed $2,413,000 and c) comparable store sales growth of 3.5% which contributed the remaining $761,000 of the increase. Comparable store sales are defined as sales generated in stores open for at least 12 months in each of the periods. At fiscal year end, there were 114 Company-owned stores in North America.

    Specialty coffee sales, which consist of domestic and international wholesale, office coffee service and mail order sales, increased $2,707,000 or 74.5% to $6,343,000 for Fiscal 2001 from $3,636,000 for Fiscal 2000. The increase was due to new wholesale and office coffee service customer accounts. International sales and licensing fees accounted for $1,119,000 of the increase.

Operating Expenses

    Cost of goods sold and related occupancy costs increased $8,546,000 or 61.2% to $22,505,000 in Fiscal 2001 from $13,959,000 in Fiscal 2000. This increase was the result of higher sales volumes. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 53.5% for Fiscal 2001 compared with 50.4% for Fiscal 2000, primarily as a result of increased rents for the Company's new stores, increased costs of paper product and drink supplies and promotional costs associated with the roll-out of a new sandwich program.

    Store operating expenses increased $5,550,000 or 57.3% to $15,236,000 in Fiscal 2001 from $9,686,000 in Fiscal 2000. Labor and other expenses from newly opened and acquired stores in Fiscal 2001 generated $4,233,000 of the increase. Approximately $169,000 of the increase resulted from monthly rents for 18 unopened store locations. The remaining cost increases resulted from increased rents on existing stores. As a percentage of net sales, store operating expenses increased to 36.2% for Fiscal 2001 from 35.0% for Fiscal 2000.

    Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased $1,849,000 or 159.1% to $3,011,000 in Fiscal 2001 from $1,162,000 in Fiscal 2000. The expense increase resulted from: a) the write-down of the Company's investment in Tully's Europe B.V. and related trade receivables totaling approximately $1,036,000, and 2) increased sales and distribution costs required to support the growth of domestic specialty coffee sales.

    Marketing, general and administrative costs (excluding non-cash stock option compensation expense) increased $5,494,000 or 80.2% to $12,346,000 in Fiscal 2001 from $6,852,000 in Fiscal 2000. The $5,494,000 increase resulted from: a) an increase of $1,203,000 in marketing expenditures primarily due to the new PacBell stadium sponsorship, b) an increase of $846,000 in professional fees for legal, accounting and auditing services related to ongoing litigation, regulatory and trademark filings, c) an increase of $777,000 in payroll expenditures to support business growth, d) incremental occupancy expenses associated with the new roasting and corporate headquarters of $513,000, and e) an increase of $606,000 in charitable giving and corporate sponsorships. As a percentage of net sales, marketing, general and administrative costs increased to 29.3% in Fiscal 2001 from 24.7% in Fiscal 2000.

    Non-cash stock option compensation expense decreased $426,000 or (35.3)% to $782,000 in Fiscal 2001 from $1,208,000 in Fiscal 2000. As a percentage of net sales, stock option expense decreased to 1.9% for Fiscal 2001 from 4.4% for Fiscal 2000. Non-cash stock compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of the stock at the date of grant.

    Depreciation and amortization expense increased $1,845,000 or 72.4% to $4,393,000 in Fiscal 2001 from $2,548,000 in Fiscal 2000. This increase was due to the opening of 37 new Company-owned stores, the acquisition of five Coffee Station stores in September 2000 and nine Marsee Baking stores in December 2000. As a percentage of net sales, depreciation and amortization expense increased to 10.4% for Fiscal 2001 from 9.2% for Fiscal 2000. As a result of the reduced carrying value of the impaired assets described below, depreciation and amortization expense for Fiscal 2002 are expected to be reduced by approximately $308,000.

Impairment of Long-Lived Assets

    A non-cash charge of $5,006,000 for the impairment of long-lived assets was recognized during Fiscal 2001 under the application of Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). See "Item 8—Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements." The charge consists of a non-cash write-off of the goodwill, leasehold improvements and other long term assets determined to be impaired under the application of SFAS 121.

Store Closure and Lease Termination Costs

    Store closure and lease termination costs of $2,620,000 for Fiscal 2001 reflect the Company's estimate of write-offs to be made and costs to be incurred in connection with the closure of four Company-owned retail stores and termination of 18 leases. As of April 1, 2001, the Company had 18 retail store locations for which leases had been signed. In March 2001, the Company determined that it would not build these 18 retail stores due to capital constraints and because current financial projections for these locations did not meet management's financial criteria. Estimated lease termination costs were determined using management's best estimate, which includes rent and broker fees. The Company anticipates a net cash outlay of approximately $1,426,000 to terminate the leases. See "Item 8—Financial Statements and Supplementary Data—Note 17 to the Consolidated Financial Statements."

Interest and Other Expenses (Income)

    Interest expense increased $427,000 or 121.7% to $778,000 in Fiscal 2001 compared to $351,000 for Fiscal 2000 due to higher average borrowings on the Company's bank line of credit in Fiscal 2001 compared with Fiscal 2000 and due to the interest from the beneficial conversion feature of the convertible promissory note in Fiscal 2001. See "Item 8—Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements."

    Miscellaneous income decreased $241,000 or 56.1% to $189,000 for Fiscal 2001 from $430,000 for Fiscal 2000. The decrease reflects less interest income due to lower average cash balances in Fiscal 2001.

    Loan guarantee fee expense increased $243,000 or 56.8% to $671,000 in Fiscal 2001 from $428,000 for Fiscal 2000. This non-cash expense is for options to purchase common stock of the Company, granted to the Company's Chairman of the Board and to a director in consideration of their guarantees of the Company's bank line of credit, with the number of options based on the amount outstanding on the line of credit. This increase of $243,000 is due to higher average borrowings on the bank line of credit.

Net Loss

    Net operating loss increased $16,991,000 or 210.6% to $25,057,000 in Fiscal 2001 from $8,066,000 for Fiscal 2000. As a percentage of sales, gross margins decreased by 3.1%. The addition of 51 new and acquired Company-owned retail stores resulted in higher store operating expenses, marketing, general and administrative costs, and depreciation and amortization. Fiscal 2001 also included the write-down for the impairment of long-lived assets under FAS 121 and store closure and lease termination costs. Net loss applicable to common shareholders increased $8,197,000 or 48.6% to $25,057,000 from $16,860,000 for Fiscal 2000. There was no preferred stock dividend/accretion in Fiscal 2001. Net loss applicable to common shareholders per share increased by $0.44 or 38.3% to $1.59 per share in Fiscal 2001 from $1.15 per share in Fiscal 2000.

Fiscal Year Ended April 2, 2000 Compared To Fiscal Year Ended March 28, 1999

Net Sales

    Net sales increased $7,491,000 or 37.1% to $27,698,000 in Fiscal 2000 from $20,207,000 in Fiscal 1999. Retail sales increased $6,525,000 or 37.2% to $24,062,000 in Fiscal 2000 from $17,537,000 in Fiscal 1999, due primarily to the addition of ten new Company-owned stores and, to a lesser extent, to an increase in comparable store sales of 12.0% and sales for the 53rd week of the year. Comparable store sales have been calculated excluding the 53rd week. During Fiscal 2000, the Company opened 10 new Company-owned stores. At April 2, 2000, there were 65 Company-owned retail stores in North America.

    Specialty sales, which consist of domestic and international wholesale, office coffee service and mail order sales, increased $966,000 or 36.2% to $3,636,000 for Fiscal 2000 compared with $2,670,000 for Fiscal 1999. The increase was due to new customer accounts.

Operating Expenses

    Cost of goods sold and related occupancy costs increased $3,254,000 or 30.4% to $13,959,000 in Fiscal 2000 from $10,705,000 in Fiscal 1999. This increase was the result of higher sales volumes. As a percent of net sales, cost of goods sold and related occupancy costs decreased to 50.4% for Fiscal 2000 compared with 53.0% for Fiscal 1999 primarily as a result of improved coffee purchasing. Lower store occupancy costs and increases in same store sales relative to rental expense accounted for the remainder of the decrease.

    Store operating expenses increased $2,511,000 or 35.0% to $9,686,000 in Fiscal 2000 from $7,175,000 in Fiscal 1999. Labor and other expenses from stores newly opened and acquired in Fiscal 2000 generated $1,279,000 of the increase. The remaining cost increases resulted from increased rents on existing stores. As a percentage of net sales, store operating expenses decreased to 35.0% for Fiscal 2000 from 35.5% for Fiscal 1999. Improved store labor utilization generated this improvement.

    Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased $492,000 or 73.4% to $1,162,000 in Fiscal 2000 from $670,000 in Fiscal 1999. The increase was primarily due to the additional sales and distribution labor costs required to support growth of domestic specialty coffee sales.

    Marketing, general and administrative costs (excluding non-cash stock option compensation expense) increased $2,609,000 or 61.5% to $6,852,000 in Fiscal 2000 from $4,243,000 in Fiscal 1999. The $2,609,000 increase was due to: a) an increase of $1,235,000 in payroll expenditures required to support business growth, b) an increase of $235,000 in advertising and marketing expenditures, c) an increase of $434,000 in professional fees for legal, accounting and auditing and consulting services and d) insurance, utilities, supplies and business travel expenses required to support ongoing business growth. As a percentage of net sales, marketing, general and administrative costs increased to 24.7% in Fiscal 2000 from 21.0% in Fiscal 1999.

    Non-cash stock option compensation expense increased $375,000 or 45.0% to $1,208,000 in Fiscal 2000 from $833,000 in Fiscal 1999 as the number of employees increased due to growth in the number of Company-owned retail stores. As a percentage of net sales, stock option expense increased to 4.4% for Fiscal 2000 from 4.1% for Fiscal 1999. The expense is a non-cash charge representing the difference between the exercise price and fair market value of the stock at the date of grant. Stock option expense is composed primarily of options to purchase common stock granted to officers and key employees.

    Depreciation and amortization expense increased $879,000 or 52.7% to $2,548,000 in Fiscal 2000 from $1,669,000 in Fiscal 1999. This increase was primarily due to the opening of 10 new Company-owned retail stores, the impact of the costs associated with the Company's June 1998 acquisition of Spinelli Coffee Company for a full year in Fiscal 2000 compared with 9 months in Fiscal 1999 and the 53rd week in the fiscal year. As a percentage of net sales, depreciation and amortization expense increased to 9.2% for Fiscal 2000 from 8.3% for Fiscal 1999

Interest and Other Expenses (Income)

    Interest expense decreased $483,000 or 57.9% to $351,000 in Fiscal 2000 from $834,000 for Fiscal 1999. The decrease was due to lower average borrowings on the Company's bank line of credit in Fiscal 2000 compared with Fiscal 1999.

    Miscellaneous income increased $360,000 or 514.3% to $430,000 in Fiscal 2000 from $70,000 for Fiscal 1999. The increase is due to higher average cash balances in Fiscal 2000.

    Loan guarantee fee expense decreased $301,000 or 41.3% to $428,000 in Fiscal 2000 from $729,000 for Fiscal 1999. This non-cash expense is for options to purchase common stock of the Company,

granted to the Company's Chairman of the Board and to a director in consideration of their guarantees of the Company's bank line of credit.

Net Loss

    Net operating loss increased $1,485,000 or 22.6% to $8,066,000 in Fiscal 2000 from $6,581,000 in Fiscal 1999. As a percentage of sales, gross margins improved by 2.6%, and other net expenses improved 6.1%. These improvements were partially offset by higher store operating expenses, other operating expenses, marketing, general and administrative costs and depreciation and amortization and stock option expense. These changes decreased the net loss as a percentage of sales by 3.5%. Net loss applicable to common shareholders increased $4,311,000 or 34.4% to $16,860,000 in Fiscal 2000 from $12,549,000 for Fiscal 1999 due to the preferred stock dividend/accretion attributed to the issuance by the Company of Series A Preferred Stock with non-detachable warrants. Net loss applicable to common shareholders per share increased $0.27 or 30.7% to $1.15 per share in Fiscal 2000 compared to $0.88 per share in Fiscal 1999.

    In connection with the issuance of Series A Preferred Stock in Fiscal 2000, the Company issued 4,580,392 warrants to purchase common stock at an exercise price of $0.33 per share. The exercise price of the warrant at the date of issuance was below management's estimation of the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is conceptually similar to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable. As a result of this accounting, the Company allocated $8,794,000 of the preferred stock proceeds to additional paid in capital. As a result, net loss applicable to common shareholders decreased to 60.9% of sales in Fiscal 2000 from 62.1% of sales in Fiscal 1999.

Liquidity and Capital Resources

    Tully's ended Fiscal 2001 with $408,000 in cash and cash equivalents and a working capital deficit of $12,348,000 compared to $5,058,000 in cash and cash equivalents and a working capital deficit of $47,000 at the end of Fiscal 2000. The decrease in cash and cash equivalents and increase in working capital deficit was due to cash used to fund operating activities and the construction costs associated with the 37 new Company-owned retail stores and the acquisition of the five Coffee Station and nine Marsee Baking stores.

    Cash used in operating activities increased $629,000 or 10.5% to $6,611,000 in Fiscal 2001, from $5,982,000 in Fiscal 2000. The cash used in operating activities primarily resulted from a net loss before non-cash charges of $11,713,000, coupled with increased levels of trade accounts receivable of $898,000 and inventory of $1,241,000. Trade accounts receivable resulted from increased specialty coffee sales while additional green bean inventory was purchased to support future business growth. These increases were partially offset by a reduction of prepaid expenses related to the timing of marketing payments and increased trade accounts payable resulting from extended vendor payment terms.

    Cash used by investing activities in Fiscal 2001 totaled approximately $13,948,000. This included capital additions to property, plant and equipment of $9,325,000 related to opening 37 new Company-owned retail stores, new store construction, the Company's new roasting plant, and remodeling certain existing stores. Costs associated with roasting plant and computer hardware and software at the Company headquarters totaled approximately $1,695,000 during Fiscal 2001. Property and equipment acquired as part of the Coffee Station acquisition was approximately $342,000 and approximately

$1,334,000 for the Marsee Baking stores. Goodwill and other intangibles acquired in connection with the purchase of the Coffee Station stores totaled approximately $464,000 and Marsee Baking stores accounted for approximately $605,000.

    Cash provided from financing activities for Fiscal 2001 totaled $15,909,000 and included cash generated from the Series B Preferred Stock financing. Aggregate proceeds from this offering, before offering expenses, were approximately $12,477,000. Additionally, the Company had net borrowings under its line of credit of $2,500,000, received $3,000,000 from a convertible promissory note issued to an affiliate of a director of the Company, and issued notes payable in the principal amounts of approximately $250,000 and $100,000, respectively, to one director and one shareholder of the Company. These proceeds were offset by payments on capital leases, notes payable and the decrease in checks drawn in excess of bank balances. Subsequent to the end of Fiscal 2001, the Company paid off the $100,000 shareholder note payable and issued notes payable to three directors of the Company in the aggregate principal amount of $1,000,000. These notes are secured by all present and future accounts receivable and all tangible and intangible personal property, including, without limitation future inventory, goods and equipment. These notes payable originally matured on May 7, 2001, but were subsequently extended to May 2002. Interest is payable monthly at prime plus 1/2 percent. (8.5% at April 1, 2001).

    As of October 1, 2001, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $418,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

    The lease of the Company's administrative and executive offices in Seattle, Washington has a ten-year term with two five-year options to renew. Annual rent payments under the lease are approximately $792,000 for fiscal years 2002 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 for fiscal year 2011. In February 2001, the Company received $1,000,000 from its landlord as reimbursement for company-paid tenant improvements, which is being repaid in the form of increased rents over the remaining life of the lease.

    The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring on October 31, 2002 and December 31, 2003, respectively, that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees under the PacBell Stadium agreement are $850,000 and $950,000 due on March 1, 2001, and March 1, 2002, respectively. The Company does not plan to renew this contact in 2002. The annual fees under the Safeco Field agreement are approximately $450,000 due in 2001, 2002 and 2003. These fees are due at the beginning of the major league baseball season.

    Cash requirements for Fiscal 2002, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new Company-owned retail stores. Management believes that the Company will have sufficient capital remaining from the $12,000,000 UCC licensing fee received in April 2001, the $1,000,000 received from issuance of notes payable to three directors of the Company and the $4,200,000 received from Tully's Coffee Japan on October 1, 2001 in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan to fund the Company's operations during the next twelve months. In addition, the Company may sell all or a portion of its shares in Tully's Coffee Japan, which had a market value of approximately $6,635,000 as of October 1, 2001. There is no assurance that such funds would still be available at such time. The Company has historically funded its capital requirements principally through the issuance of equity and debt securities and through borrowings, but there is no assurance that such financing, if needed, would be available on satisfactory terms or at all. In the event that current funds are depleted and other funding sources are not available, the Company would need to further modify or discontinue its growth plans and new store construction and reduce marketing, general and administrative costs related to its growth plans.

Financing

    The Company had a bank line of credit totaling $6,000,000 of which $5,500,000 was outstanding at April 1, 2001. The interest rate on this line was prime plus 1/2 percent and was at 8.5% at April 1, 2001. This line was secured by the assets of the Company, and was guaranteed by the Company's Chairman of the Board and by a director. These guarantees assisted the Company in obtaining more favorable terms on its bank line than would have otherwise been the case given that the Company's cash from operations is not sufficient to fund its operations currently. At April 1, 2001 the line was due on July 1, 2001. Subsequent to year-end, the maturity date of the line of credit was extended to October 1, 2001 subject to the pay down of the principal balance to $2,500,000. The interest rate was increased to prime plus 1 percent with all other terms remaining substantially the same. The line of credit agreement contains certain covenants and restrictions requiring, among other things, limitations on capital expenditures. The Company was in compliance with these provisions at April 1, 2001.

New Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. Tully's expects that this new standard will not have a significant effect on its results of operations. SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," deferring the effective date to fiscal years beginning after June 15, 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards Board No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 138"), which amends provision of SFAS 133. SFAS 138 will be implemented concurrently with SFAS 133. The Company does not anticipate that the adoption of these standards will have a material impact on its financial condition or the results of its operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has recognized revenue and made disclosures in accordance with SAB No. 101. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

    In April 2000, the Financial Accounting Standards Board issued Interpretation FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." ("FIN 44"). The interpretation clarifies the application of APB 25 for certain issues, such as the definition of "employee" for purposes of Opinion 25, the accounting consequence of various modifications to the terms of a fixed stock option plan, and criteria for determining whether a plan qualifies as a noncompensatory plan. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

    In September 2000, the Financial Accounting Standards Board issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and

Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 in fiscal year 2001 did not have a material impact on the Company's statement of operations, of position or cash flows as the Company has not transferred financial assets.

    In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("FAS 141"). FAS 141 addresses financial accounting and reporting for business combinations. FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating the implications of adoption of FAS 141.

    In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and other intangible assets" ("FAS 142"). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently evaluating the implications of adoption of FAS 142.

    In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of FAS 143.

    In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting the provisions of FAS 144 in its fiscal year 2003.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates. The Company's line of credit bears interest at prime plus one percent (1.0%), thus the interest costs of the line of credit is affected by changes in the prime rate. Any such changes could adversely impact the Company's operating results.

    The Company currently has no foreign currency exchange rate exposure related to its retail operations in Asia, because all transactions are made in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

    The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide.

    In order to limit the cost exposure of the main commodity used in the Company's business, the Company enters into fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of October 1, 2001, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $418,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements and related notes thereto, of Tully's Coffee Corporation, and the Report of Independent Accountants, are filed as a part of this Form 10-K

Report of Independent Accountants

To the Board of Directors and Stockholders of
  Tully's Coffee Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tully's Coffee Corporation and its subsidiary at April 1, 2001 and April 2, 2000, and the results of their operations and their cash flows for each of the years ended April 1, 2001, April 2, 2000 and March 28, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    See note 2 for discussion of the Company's recent and prospective liquidity issues.

                      PricewaterhouseCoopers LLP

Seattle, Washington
October 5, 2001

Tully's Coffee Corporation Consolidated Balance Sheets

	April 1, 2001	April 2, 2000
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$408	$5,058
Accounts receivable, net of allowance for doubtful accounts of $652 and $357, respectively	884	784
Other receivables	195	82
Inventories	4,928	3,632
Prepaid expenses	293	909

Total current assets	6,708	10,465
Property and equipment, net	26,345	18,414
Goodwill, net	4,101	4,964
Other intangible assets, net	1,248	1,431
Other assets	534	1,570

Total assets	$38,936	$36,844

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$515	$94
Bank line of credit	5,500	3,000
Accounts payable	7,664	3,986
Accrued liabilities	5,027	2,148
Checks drawn in excess of bank balances	—	1,284
Related party notes payable	350	—

Total current liabilities	19,056	10,512
Long-term debt, net of current portion	210	14
Capital lease obligation	168	191
Deferred lease costs	2,006	841
Convertible promissory note, net of discount	2,251	—

Total liabilities	23,691	11,558

Commitments and contingencies (Note 18)
Stockholders' equity
Series A Convertible Preferred stock, no par; 17,500,000 shares authorized, 15,378,264 issued and outstanding at 2001 and 2000; stated value of $2.50 per share and a liquidation preference of $38,446	34,483	35,208
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized 4,990,709 issued and outstanding at 2001, stated value of $2.50 per share and a liquidation preference of $12,477	11,066	—
Common stock, no par value; 120,000,000 and 40,000,000 shares authorized at 2001 and 2000, respectively; 16,166,037 and 15,491,334 shares issued and outstanding	8,980	8,560
Note receivable from stockholder	(601)	(231)
Additional paid-in capital	25,545	20,920
Accumulated deficit	(64,228)	(39,171)

Total stockholders' equity	15,245	25,286

Total liabilities and stockholders' equity	$38,936	$36,844

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Operations

	Years ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(dollars in thousands, except per share data)
Net sales	$42,102	$27,698	$20,207

Cost of goods sold and related occupancy expenses	22,505	13,959	10,705
Store operating expenses	15,236	9,686	7,175
Other operating expenses	3,011	1,162	670
Marketing, general and administrative costs (excluding non-cash stock option compensation expense of $782, $1,208 and $833 for Fiscal 2001, 2000 and 1999, respectively)	12,346	6,852	4,243
Non-cash stock option compensation expense	782	1,208	833
Depreciation and amortization	4,393	2,548	1,669
Impairment of long-lived assets	5,006	—	—
Store closure and lease termination costs	2,620	—	—

Operating loss	(23,797)	(7,717)	(5,088)

Other expenses (income)
Interest expense	778	351	834
Interest income	(50)	(280)	—
Miscellaneous expense (income)	(139)	(150)	(70)
Loan guarantee fee expense	671	428	729

Total other expenses	1,260	349	1,493

Net loss	(25,057)	(8,066)	(6,581)
Preferred stock dividend/accretion	—	(8,794)	(5,968)

Net loss applicable to common stockholders	$(25,057)	$(16,860)	$(12,549)

Weighted-average number of common and common equivalent shares outstanding	15,777	14,599	14,299
Basic and diluted loss per common share	$(1.59)	$(1.15)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation

Consolidated Statements of Changes in Stockholders' Equity

Years Ended April 1, 2001, April 2, 2000 and March 28, 1999

	Convertible Preferred Stock				Common Stock		Note Receivable From Stockholder
								Additional Paid-in Capital	Accumulated Deficit
	Shares	Series A	Shares	Series B	Shares	Amount				Total
	(dollars in thousands, except per share data)
Balance, March 29, 1998	—	—	—	—	14,265,200	$7,349	—	$2,839	$(9,761)	$427
Issuance of 323,924 options in exchange for loan guarantees								729		729
Sale of preferred stock at $2.50 per share	5,217,480	$13,044								13,044
Conversion of note into preferred stock	1,000,000	2,500								2,500
Issuance of common stock warrants		(5,969)						5,969		—
Issuance of common stock in connection with purchase agreements					10,000	22				22
Preferred stock dividend/accretion		5,969							(5,969)	—
Issuance of common shares in connection with purchases of goods and services					38,800	74				74
Stock issuance costs		(1,192)								(1,192)
Issuance of stock options								833		833
Imputed officer compensation								120		120
Net loss									(6,581)	(6,581)

Balance, March 28, 1999	6,217,480	14,352			14,314,000	7,445	—	10,490	(22,311)	9,976
Issuance of 190,948 options in exchange for loan guarantees								428		428
Sale of preferred stock at $2.50 per share	9,160,784	22,902								22,902
Issuance of common stock warrants		(8,794)						8,794		—
Issuance of common stock in connection with purchase agreements					152,089	337				337
Issuance of common stock in connection with purchases of goods and services					226,171	514				514
Preferred stock dividend/accretion		8,794							(8,794)	—
Stock issuance costs		(2,046)								(2,046)
Issuance of stock options								1,208		1,208
Exercise of stock warrants					799,074	264				264
Note receivable from stockholder							(231)			(231)
Net loss									(8,066)	(8,066)

Balance, April 2, 2000	15,378,264	35,208			15,491,334	8,560	$(231)	20,920	(39,171)	25,286

	Convertible Preferred Stock				Common Stock		Note Receivable From Stockholder
								Additional Paid-in Capital	Accumulated Deficit
	Shares	Series A	Shares	Series B	Shares	Amount				Total
	(dollars in thousands, except per share data)
Balance, April 2, 2000	15,378,264	35,208			15,491,334	8,560	$(231)	20,920	(39,171)	25,286
Issuance of 287,676 options in exchange for loan guarantees								669		669
Sale of preferred stock at $2.50 per share			4,990,709	$12,477						12,477
Issuance of common stock warrants with convertible debt								456		456
Beneficial conversion feature on convertible debt								456		456
Issuance of preferred stock warrants								1,555		1,555
Issuance of common stock in connection with purchase agreements					55,000	124				124
Issuance of common stock in connection with purchases of goods and services					59,737	127		85		212
Issuance of common stock to employee					6,044	13				13
Exercise of stock options					28,297	7				7
Stock issuance costs		(725)		$(1,411)				725		(1,411)
Issuance of stock options								679		679
Exercise of stock warrants					525,625	149				149
Note receivable from stockholder							(370)			(370)
Net loss									(25,057)	(25,057)

Balance, April 1, 2001	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$(64,228)	$15,245

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Cash Flows

	Years ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(25,057)	$(8,066)	$(6,581)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	4,393	2,548	1,669
Impairment of long-lived assets	5,006	—	—
Store closure costs charged to operations	2,620	—	—
Stock option expense	782	1,208	833
Provision for doubtful accounts	797	218	145
Stock issued in exchange for services and equipment	127	64	96
Loan guarantee fee expense	669	428	729
Deferred lease costs	1,165	(45)	243
Interest expense related to warrants	163	—	—
Imputed officer compensation	—	—	120
Loss on sale of property	—	31	24
Changes in assets and liabilities:
Accounts receivable	(898)	(387)	(323)
Other receivables	(113)	(2)
Inventories	(1,241)	(1,824)	(226)
Prepaid expenses and other assets	1,198	(1,688)	(79)
Accounts payable	1,288	584	(888)
Accrued liabilities	2,490	949	487

Net cash used in operating activities	(6,611)	(5,982)	(3,751)

Cash flows from investing activities
Purchases of property and equipment	(11,020)	(7,695)	(4,114)
Purchase of Marsee Baking and Coffee Station stores	(2,745)	—	—
Additions to intangible assets	(183)	(1,037)	(25)
Purchase of Spinelli Coffee Company, net of cash acquired	—	—	(6,916)

Net cash used in investing activities	(13,948)	(8,732)	(11,055)

Cash flows from financing activities
Net borrowings (repayments) under bank line of credit	2,500	(3,500)	2,343
Payments on notes payable and capital leases	(629)	(189)	(648)
Proceeds from notes payable and capital leases	402	139	—
Proceeds from related party notes payable	350	—	—
Proceeds from the issuance of convertible promissory note	3,000	—	2,500
Proceeds from issuance of common stock	149	264	—
Proceeds from issuance of preferred stock	12,477	22,902	13,044
Stock issuance costs	(811)	(2,046)	(1,192)
Note receivable to stockholder	(245)	(231)	—
Checks drawn in excess of bank balances	(1,284)	1,284	(114)

Net cash provided by financing activities	15,909	18,623	15,933

Net increase (decrease) in cash and cash equivalents	(4,650)	3,909	1,127
Cash and cash equivalents
Beginning of period	5,058	1,149	22

End of period	$408	$5,058	$1,149

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(dollars in thousands)
Cash paid during the period for interest	$591	$337	$258
Non-cash investing and financing activity
Accounts payable to purchase equipment	$2,390	$1,593	$132
Notes issued to purchase equipment	10	—	91
Notes payable converted into preferred stock	—	—	2,500
Common stock issued to purchase equipment, leasehold improvements	124	338	—
Common stock issued to purchase other assets	—	450	—
Deemed preferred stock dividend on preferred stock issuance as a result of beneficial conversion feature of attached common stock warrants	—	8,794	5,969
Debt discount due to beneficial conversion feature	456	—	—
Issuance of warrants with convertible debt	456	—	—
Liability incurred for underwriting fees to be paid in equity	599	—	—
Warrants issued in settlement of accrued liability	1,555	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Notes to Consolidated Financial Statements

1. The Company and significant accounting policies

The Company and nature of operations

    Tully's Coffee Corporation, (the "Company") was formed in 1992 for the purpose of developing and operating retail specialty coffee shops. The Company sells high quality, premium roasted whole bean coffees, rich brewed coffees, Italian-style espresso and cold beverages, baked goods and pastries and coffee-related hardware and supplies. In addition to its retail operations, the Company sells roasted coffee to wholesale accounts domestically and to licensed operators internationally.

    As of April 1, 2001, the Company operated 114 domestic retail stores in the Seattle, San Francisco, Portland and Los Angeles metropolitan areas. Tully's is a stockholder (with approximately a 5% equity interest) and has a license and supply agreement with Tully's Coffee Japan, which, as of October 1, 2001, operated 36 retail stores in Japan as a licensee of the Company and in Tully's Europe B.V., which operated one retail store in Sweden as a licensee of the Company. In Taiwan and Singapore, a licensee of the Company's Spinelli brand operated 12 retail stores. Subsequent to year-end, the Company entered into a licensing agreement for Asia with Ueshima Coffee Company, Ltd. (see Note 26).

Fiscal periods

    The Company's fiscal year ends on the Sunday closest to March 31st. The Company records it revenue and expenses on a 52-53 week period. The fiscal year ending March 31, 2002 will include 52 weeks ("Fiscal 2002"). The fiscal year ended April 1, 2001 included 52 weeks ("Fiscal 2001"), the fiscal year ended April 2, 2000 included 53 weeks ("Fiscal 2000") and the fiscal year ended March 28, 1999 included 52 weeks ("Fiscal 1999").

Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spinelli Coffee Company. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in unconsolidated companies, including joint ventures, representing ownership interests of 20% to 50% are accounted for using the equity method of accounting. Investments in companies and joint ventures representing ownership interest of less than 20%, and for which the Company does not exercise significant influence, are carried at cost.

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

Property and equipment

    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated useful lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 3 to 15 years. Software is depreciated over 3 years and buildings over 10 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations.

Goodwill and other intangible assets

    Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the life of the lease, including options to renew. Goodwill is amortized on the straight-line method over 15 years. Other intangible assets are amortized on the straight-line method over 5 to 15 years.

    Based on the size of the Company today, the Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Impairment of long-lived assets

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

    As part of the Company's review, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset if the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows at a rate commensurate with the Company's borrowing rate. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss based on discounted cash flows by a charge against current operations.

Lease termination costs

    Upon determination by the Company's management that certain leases will be terminated and properties closed, the Company accrues for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the undiscounted estimated future rental payments and lease termination fees.

Cash management

    Checks issued but not presented for payment to the bank, which are in excess of the related bank balance, are reflected as "Checks drawn in excess of bank balances" in the accompanying financial statements.

Segment reporting

    The Company is organized into a number of business units, including retail store operations and its specialty coffee division. The specialty coffee division includes wholesale, office service accounts and International licensees.

Revenue recognition

    Sales are generally recognized at the time of the sale at retail store locations. Sales for specialty coffee division sales are recognized upon delivery or upon shipment of the products depending on individual terms with the customers.

Concentrations of credit risk

    The Company sells to various individuals and organizations. Accounts receivable includes an amount due from one significant customer, which makes up 10.6% of the net balance (see Notes 4 and 6). The Company's buying organization is centralized to maintain vendor relationships. The Company purchases its green coffee beans from approximately two to three vendors and is not dependent on any single source of supply.

    The Company is subject to fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates. The Company's line of credit bears interest at prime plus one percent (1.0%), thus the interest costs of the line of credit is affected by changes in the prime rate. Any such changes could adversely impact the Company's operating results.

Store pre-opening costs

    Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

    Costs incurred for advertising and promotions are expensed when incurred and totaled $1,406,000, $472,000 and $455,000 during Fiscal 2001, 2000 and 1999, respectively. Included in advertising and promotions are sponsorship fees totaling approximately $1,323,000 and $282,000, during Fiscal 2001 and 2000, respectively. There were no sponsorship fees incurred in Fiscal 1999.

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

Officer compensation

    In accordance with Staff Accounting Bulletin (SAB) 5T added by SAB 79, "Accounting for Expenses on Liabilities Paid by Principal Stockholder," the Company recorded an amount in the financial statements for compensation expense for its President (now serving as Chairman of the Board) who drew no salary in Fiscal 1999. The Company recognized as compensation expense approximately $120,000 in Fiscal 1999 and a corresponding increase to additional paid-in capital was recorded. This arrangement ended and the President was paid a salary for Fiscal 2001 and Fiscal 2000.

Fair value of financial instruments

    The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts receivable, inventory, accounts payable and accrued liabilities as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. The Company believes the carrying amounts of the Company's notes payable, line of credit and long-term debt approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

Stock-based compensation

    The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Net loss per share

    Basic loss per share is calculated as loss available to the common stockholder divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, including options, warrants and convertible preferred stock computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore none of the options, warrants or convertible preferred stock outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments convertible into a total of 32,505,854, 24,604,381, and 10,929,862 shares of common stock were excluded from the calculations of diluted loss per share for the years ended April 1, 2001, April 2, 2000 and March 28, 1999, respectively.

Reclassifications

    Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income or financial position.

New accounting standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement will require the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. Tully's expects that this new standard will not have a significant effect on its results of operations. SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," deferring the effective date to fiscal years beginning after June 15, 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards Board No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 138"), which amends provision of SFAS 133. SFAS 138 will be implemented concurrently with SFAS 133. The Company does not anticipate that the adoption of these standards will have a material impact on its financial condition or the results of its operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has recognized revenue and made disclosures in accordance with SAB No. 101. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

    In April 2000, the Financial Accounting Standards Board issued Interpretation FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." ("FIN 44"). The interpretation clarifies the application of APB 25 for certain issues, such as the definition of "employee" for purposes of Opinion 25, the accounting consequence of various modifications to the terms of a fixed stock option plan, and criteria for determining whether a plan qualifies as a noncompensatory plan. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

    In September 2000, the Financial Accounting Standards Board issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of FAS 140 in Fiscal 2001 did not have a material impact on the Company's statement of operations, of position or cash flows as the Company has not transferred financial assets.

    In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("FAS 141"). FAS 141 addresses financial accounting and reporting for business combinations. FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating the implications of adoption of FAS 141.

    In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and other intangible assets" ("FAS 142"). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently evaluating the implications of adoption of FAS 142.

    In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of FAS 143.

    In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company anticipates adopting the provisions of FAS 144 in its fiscal year 2003.

2. Liquidity

    As of April 1, 2001 the Company had cash of $408,000, an accumulated deficit of $64,228,000 and a working capital deficit of $12,348,000.

    The Company incurred a loss of $25,027,000 in Fiscal 2001 and expects to continue to incur losses in Fiscal 2002. There are no assurances that the Company will ever become or remain profitable. The Company is taking actions to reduce negative cash flow from operations, including implementing operational procedures, and is continuing to evaluate store locations and operations to determine if closing, downsizing or relocation of certain stores that do not meet performance objectives is necessary.

    The Company has historically funded its capital requirements principally through the issuance of equity and debt securities and through borrowings, but there is no assurance that such financing, if needed, would be available on satisfactory terms. In the event that current funds are depleted and other funding sources are not available, the Company would need to modify or discontinue its growth plans and new store construction and substantially reduce marketing, general and administrative costs related to its continuing operations as well as growth plans. The Company has made certain estimates in its financial projections for the twelve months from the balance sheet date. There can be no assurances that the Company will accomplish these projections.

    Management believes that the Company will have sufficient capital from the following transactions to fund its operations and any capital acquisitions for the upcoming year: The Company received $12,000,000 in April 2001 in connection with a licensing fee, $1,000,000 in June 2001 from the issuance of notes to certain directors, $4,200,000 in cash and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with expansion of its original venture with Tully's Coffee Japan through a new agreement which includes roasting and wholesale rights throughout Japan. In addition, the Company believes that its investment in Tully's Coffee Japan which, as of October 1, 2001, had a market value on the Japan NASDAQ of approximately $6,635,000, provides further liquidity potential (see Note 6).

3. Acquisitions

    In September 2000, the Company purchased the assets and real property leases of four stores from Coffee Station, Inc. as an entry into the Los Angeles market. The purchase also included one Seattle area store. In December 2000, the Company purchased the assets and real property leases of nine stores from Tri-Brands, Inc., dba Marsee Baking as an entry into the Portland market. The Company paid approximately $2,745,000 in cash and incurred liabilities of $498,000 for these stores. All of these acquisitions were structured as asset purchases.

4. Allowance for doubtful accounts

(dollars in thousands)
Balance at March 29, 1998	$54
Additions charged to costs and expenses	145
Deductions	(33)

Balance at March 28, 1999	166
Additions charged to costs and expenses	218
Deductions	(27)

Balance at April 2, 2000	357
Additions charged to costs and expenses(1)	797
Deductions (1)	(502)

Balance at April 2, 2001	$652

(1)
Allowance includes the reserve and write-off of approximately $375,000 of receivables with Tully's Europe B.V. (see Note 6).

5. Inventory

    Inventories consist of the following:

	2001	2000
	(dollars in thousands)
Coffee
Unroasted	$3,014	$1,948
Roasted	517	267
Other goods held for sale	996	1,111
Packaging and other supplies	401	306

Total	$4,928	$3,632

6. Other assets

    Other assets consist of the following:

	2001	2000
	(dollars in thousands)
Joint ventures	$182	$608
Other rent	—	420
Security deposits	328	216
Other	24	326

Total	$534	$1,570

Joint ventures and other

    In February 2000, the Company invested $400,000 to participate in the formation of Tully's Europe B.V. The joint venture agreement was finalized in May 2000, at which time Tully's contributed an additional $100,000 resulting in an approximate 50% interest. In the fourth quarter of Fiscal 2001, three of the four stores operated by Tully's Europe B.V. were closed because of continued operating losses. As a result, the Company wrote off its $600,000 investment and $375,000 trade receivables with Tully's Europe B.V. in the fourth quarter of Fiscal 2001. Subsequent to year-end, the Company and its joint venture partner agreed to close the remaining store and liquidate the joint venture.

    At April 1, 2001 and April 2, 2000, the Company's interest in Tully's Coffee Japan was approximately 5%. The Company accounts for this equity investment on the cost method. The investment is valued at approximately $200,000 at April 1, 2001 and April 2, 2000. No dividends have been recorded or declared since acquiring the shares. On July 27, 2001, Tully's Coffee Japan's initial public offering occurred on the Japan NASDAQ (Code 2701). The market value of the Company's approximate 5% ownership as of October 1, 2001 was $6,635,000 based on the quoted price per share of $5,903 and exchange rate of 120.27 yen.

    The Company has granted license agreements to Tully's Coffee Japan and Tully's Europe B.V. Under the license agreements, the licensees have the rights to use the Tully's trademark, brand name and products in specific geographic areas.

    Subsequent to year-end, the Company terminated its agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores. As part of the FAS 121 analysis the Company had reserved a non-cash impairment loss of $577,000 related to rent and other assets for this termination (see Note 9).

7. Property and equipment

    Property and equipment consist of the following:

	2001	2000
	(dollars in thousands)
Facility under capital lease	$88	$88
Machinery and equipment	9,914	6,347
Leasehold improvements	21,773	13,035
Furniture and fixtures	4,917	3,021
Software	866	678

	37,558	23,169
Less: Accumulated depreciation and amortization	(11,213)	(4,755)

Total	$26,345	$18,414

    In connection with the asset purchases of the Coffee Station and Marsee Baking stores, the Company acquired property and equipment of $1,633,000 in Fiscal 2001.

    In the fourth quarter of Fiscal 2001, the Company had a write-down of approximately $3,309,000 due to an impairment on long-lived assets. This charge is included in accumulated depreciation and amortization (see Note 9).

    Accumulated depreciation related to assets held under capital leases included in the above balance as of April 1, 2001 and April 2, 2000 was $44,000 and $35,000, respectively.

8. Goodwill and intangible assets

    Goodwill and other intangible assets consist of the following:

	2001	2000
	(dollars in thousands)
Goodwill	$6,146	$5,638
Leasehold interests	696	627
Lease commissions	282	556
Trademark and logo design costs	407	345
Covenants not to compete	371	110
Other	23	24

	7,925	7,300
Less accumulated amortization
Goodwill	(2,045)	(674)
Other intangible assets	(531)	(232)

Total	$5,349	$6,394

    In connection with the asset purchases of the Coffee Station and Marsee Baking stores, the Company recorded goodwill and intangibles of approximately $464,000 and $605,000, respectively, in Fiscal 2001. Additionally, in the fourth quarter of Fiscal 2001, the Company recorded a write-down to goodwill of approximately $1,120,000 due to an impairment of long-lived assets and is included in accumulated goodwill amortization (see Note 9).

9. Impairment of long-lived assets

    During the fourth quarter of Fiscal 2001, the Company recognized a non-cash impairment loss of $5,006,000. Of the total impairment loss, $1,697,000 represents impairment of goodwill and other assets (see Note 7) and $3,309,000 relates to impairments on leasehold improvements and equipment. The effects of a slowing economy during the fourth quarter, capital constraints and continued losses indicated that a closer review of the individual stores was required. An impairment was identified based on this review. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

10. Income taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	2001	2000
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$12,014	$6,703
Stock options	1,518	1,321
Reserve for impairment and store closures and lease termination costs	2,432
Deferred rent	361
Allowance for doubtful accounts	177	127
Accrued vacation	198	55
Other	75	35

Total deferred tax assets	16,775	8,241

Deferred tax liabilities
Depreciation and amortization	(93)	(143)

Total deferred tax liabilities	(93)	(143)

Total deferred tax assets	16,682	8,098
Less: Valuation allowance	(16,682)	(8,098)

Net deferred tax assets	$—	$—

    At April 1, 2001 and April 2, 2000, the Company had accumulated tax net operating loss carryforwards of approximately $32,743,000 and $18,605,000, respectively, which expire through 2021.

    The Company's ability to use its net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended. These restrictions limit future use of net operating loss and credit carryforwards if certain stock ownership changes occur.

    A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

	2001	2000	1999
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	(1.6)%	(1.6)%
Change in tax rate	—	—	(2.0)%
Other	1.3%	2.8%	1.3%
Valuation allowance	34.3%	32.8%	36.3%

11. Accrued liabilities

    Accrued liabilities consist of the following:

	2001	2000
	(dollars in thousands)
Underwriting fees on preferred stock sales	$599	$1,555
Employee wages and taxes	1,139	538
Professional fees and services	691	—
Accrued lease termination and store closure costs	1,345	—
Accrued real estate and property taxes	232
Other	1,021	55

Total	$5,027	$2,148

    During 2001, placement agent fees/commissions payable incurred on Series B Preferred Stock sales totaled $1,198,000, of which $599,000 was paid in cash during Fiscal 2001, with the remaining balance to be paid in the form of warrants to purchase common stock. In connection with the Series B Preferred stock issuances, the Company issued warrants to purchase 239,629 shares of common stock. As of April 2, 2000, the Company accrued $1,555,000 for underwriting fees due on Series A Preferred stock sales, payable in Series A Preferred Stock. In May 2000, the Company and the broker agreed to settle this liability through the issuance of warrants to purchase 621,933 shares of common stock at $0.01 per share and 310,997 shares of common stock at $0.33 per share. At the time of settlement, the value of the warrants calculated using the Black-Scholes model was $2,280,000. The Company recorded the excess value of the warrants of $725,000 as additional stock issuance costs with an increase to additional-paid-in capital in May 2000.

12. Bank line of credit

    At March 15, 2000, the Company signed a loan modification agreement to extend the maturity of its $6,000,000 bank line of credit to June 30, 2000. On June 15, 2000, the Company signed a new line-of-credit agreement (the "Loan Agreement"). This Loan Agreement replaced the prior loan modification agreement and included substantially the same terms with a maturity date of July 1, 2001. On February 16, 2001, the Company executed an amendment to the Loan Agreement ("Amendment No. 1"), which required monthly pay downs of $500,000 beginning March 1, 2001 through June 1, 2001.

    As of April 1, 2001, the outstanding balance under the Loan Agreement was $5,500,000. Interest is charged at the prime lending rate plus 1/2% (8.5% at April 1, 2001). The Loan Agreement and Amendment No. 1 contain certain covenants and restrictions on the Company requiring, among other things, limitations on capital expenditures and certain other restrictions. The Company was not in compliance with these provisions at April 1, 2001, however subsequently received a waiver from the bank. The line is collateralized by all of the Company's assets, and is guaranteed by the Company's Chairman of the Board and a director in return for a guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2001, 2000 and 1999 in exchange for the guarantee, the Company issued stock options for 287,676, 190,948 and 323,924 shares of common stock with an estimated fair market value of $669,000, $428,000 and $729,000 to the guarantors, respectively. The expense related to option grants have been expensed and is reflected as an "other expense'.

    Subsequent to year-end, on June 15, 2001, the Company executed an additional amendment ("Amendment No. 2") to the Loan Agreement to extend the maturity date to October 1, 2001, and subject to the pay down of the principal balance to $2,500,000. The interest rate was increased to prime plus 1 percent with all other terms remaining substantially the same. Subsequent to year-end, the Company paid outstanding balance on the line of credit of $5,500,000. The Company is currently negotiating a new line of credit with a bank.

13. Long-term debt

    Long-term debt consists of the following:

	2001	2000
	(dollars in thousands)
Notes payable in monthly installments of $20,000, including interest ranging from 6.0% to 12.0%, maturing September 2002 through June 2005, collateralized by various equipment	$372	—
Note payable in monthly installments of $14,000 through May 2002	194	—
Note payable in monthly installments of $30,000 and $16,000, including interest at 7.7% and 6.75%, through September 2001 and September 2000, respectively, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	146	$78
Notes payable in monthly installments of $1,500, including interest ranging from 3.9% to 10.9%, maturing from June 2000 through June 2003, collateralized by various equipment	13	30

	725	108
Less: Current portion	(515)	(94)

Total	$210	$14

    Future principal payments on long-term debt are as follows:

Fiscal year
2002	$515
2003	185
2004	20
2005	5

Total	$725

14. Convertible promissory note

    In December 2000, the Company issued a convertible note in the principal amount of $3,000,000 to an affiliate of a director of the Company. At any time prior to the note maturity date, January 2, 2005, or repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate shall be at the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock. On each January 1st until repaid, the Company will issue warrants to purchase common stock in lieu of interest on the outstanding principal balance. The warrants will have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof. For each $100,000 of debt outstanding on each January 1st, the Company shall issue warrants to purchase 8,000 shares of common stock to the note holder.

    On January 1, 2001, the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The fair value of the notes were determined to be $2,544,000 and the warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $456,000, using the Black Scholes valuation model.

    The note was immediately convertible into Series A Preferred Stock at the noteholder's option upon its issuance and was therefore deemed to have a beneficial conversion feature in the amount of $456,000. The beneficial conversion feature is analogous to interest and will be allocated to interest expense over the life of the note. As a result of this accounting, the Company recorded a non-cash charge to interest expense of $163,000 in Fiscal 2001. The unamortized portion of the beneficial conversion feature and the unamortized portion of the warrants amounts to $749,000 at April 1, 2001. This amount is recorded as a discount to debt.

    In June 1998, the Company issued a convertible note to a shareholder in the amount of $2,500,000. The note accrued interest at a rate of 12% per annum with a maturity date of June 30, 2003. The note and any accrued interest was convertible at any time into Series A Preferred Stock at a conversion rate of $10.00 for four shares of the stock plus warrants to purchase two shares of common stock at a price of $0.33 per share. The note was converted on April 2, 2000 into 1,000,000 shares of Series A Preferred Stock (see Note 20).

15. Related party notes payable

    During the fourth quarter of Fiscal 2001, one director and one shareholder loaned the Company $250,000 and $100,000, respectively. The director note payable is secured by all present and future accounts receivable and all tangible and intangible personal property, including, without limitation future inventory, goods and equipment. Interest is payable monthly at prime plus 1/2% (8.5% at April 1, 2001) and is due May 7, 2001. In April 2001, the Company repaid the shareholder loan of $100,000 plus interest. In May 2001, the maturity date of the note payable was extended to May 7, 2002.

    In April 2001, three directors loaned the Company an aggregate of $1,000,000. These notes payable are secured by all present and future accounts receivable and all tangible and intangible personal property, including, without limitation future inventory, goods and equipment. These notes payable originally matured on May 7, 2001, but were subsequently extended to May 7, 2002, with interest payable monthly at prime plus 1/2 percent (8.5% at April 1, 2001). In July 2001, one of the director notes payable was paid and amounted to $250,000.

16. Related-party transactions

    During Fiscal 2001, 2000 and 1999, the Company paid approximately $370,000, $445,000 and $75,000, respectively, to a company controlled by Tully's chairman and former chief executive officer

(the "Chairman") for real estate services provided in connection with the Company's new stores, Tully's corporate expenses paid by that company and advances made to the Chairman. In addition, during Fiscal 2001 and 2000 the Company made charitable contributions of approximately $241,000 and $42,000, respectively, on behalf of a foundation organized by the Chairman (the "Foundation"). As a result of these payments and contributions, at April 2, 2001 and April 2, 2000, the Company had a receivable of approximately $601,000 and $231,000 from its Chairman and the Foundation, respectively. These receivables, including interest which accrued at an interest rate of prime plus one percent per annum on the outstanding balance of the receivables, were repaid in August 2001 by the Chairman and the Foundation, respectively.

    A company, whose chief executive officer is a director of the Company, leases space for retail stores to the Company. Rental payments made by Tully's to this company in Fiscal 2001, 2000 and 1999 were $292,000, $230,000 and $221,000, respectively.

    During Fiscal 2001 and 2000, the Company paid $25,000 and $70,000, respectively, to O'Keefe & Associates, an executive search firm, controlled by the brother of the Chairman's in conjunction with two executive search assignments.

    The Company's line of credit is guaranteed by the Chairman and a director in consideration for a guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2001, 2000 and 1999, the Company issued options to purchase an aggregate of 287,676, 190,948 and 323,924 shares of common stock with an estimated fair market value of $669,000, $428,000 and $729,000, respectively, to the guarantors in consideration for their guarantee. The line of credit was repaid on October 1, 2001. The Company is currently negotiating a new line of credit with a bank, which may be guaranteed by certain directors. (see Note 12).

    A director of the Company is of counsel with a law firm that provides legal services to the Company. During 2001, 2000 and 1999, the Company incurred fees and costs of $309,000 (of which approximately $147,000 was payable at April 1, 2001), $170,000, and $138,000, respectively, related to services performed for Tully's by the law firm.

    In connection with the Company's international license agreements, the Company had sales of $1,560,000 in Fiscal 2001 and $442,000 to licensees during Fiscal 2000. There was approximately $20,000 in licensee receivables outstanding at April 1, 2001.

    In April 2001, three directors loaned the Company an aggregate of $1,000,000. These notes payable are secured by all present and future accounts receivable and all tangible and intangible personal property, including, without limitation, future inventory, goods and equipment. These notes payable originally matured on May 7, 2001, but were subsequently extended to May 7, 2002, with interest payable monthly at prime plus 1/2 percent (8.5% at April 1, 2001).

17. Store closure and lease termination costs

    During 2001, the Company closed one California store and three Washington stores due to poor performance. These stores represented approximately 1.9% of the Company's Fiscal 2001 revenues. Two of the Washington stores closed in December 2000 and March 2001. The California store closure occurred in May 2001, with the final Washington store closure scheduled for August 2001. An $871,000 charge against operations for these four stores was recorded in the fourth quarter of Fiscal 2001.

    The Company also has 18 additional retail store locations for which leases had been signed. In March 2001, it was determined that these stores would not be built because current projected models did not meet management's financial criteria and due to capital constraints. Estimated lease termination costs of approximately $1,426,000 were determined using management's best estimate, which includes undiscounted rents, broker fees, and prepaid deposits. Through October 1, 2001, eight of these 18 leases have been successfully terminated. Store closure and lease termination costs for Fiscal 2001 are as follows (dollars in thousands):

Write-off of property and equipment from store closures	$1,194
Lease termination costs	1,426

Total	$2,620

18. Commitments and contingencies

Lease commitments

    The Company leases retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew leases. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these leases was approximately $5,291,000, $3,046,000 and $2,080,000 for Fiscal 2001, 2000 and 1999, respectively. Contingent rental expense was approximately $172,000, $211,000 and $100,000 for Fiscal 2001, 2000 and 1999, respectively and is recognized as incurred. The majority shareholder has guaranteed performance under one of the Company's operating leases.

    In connection with certain leases, lessors have granted tenant improvement allowances. These amounts, included in the financial statements under the caption deferred lease costs, are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of the Company's leases.

    The Company leases approximately 220,000 square feet, which currently houses administrative and executive offices. The lease has a ten-year term with two five-year options to renew. Annual rent payments under the lease are approximately $792,000 for fiscal years 2002 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 for fiscal year 2011. In February 2001, the Company received $1,000,000 from its landlord as reimbursement for company-paid tenant improvements, which is being repaid to the landlord in the form of increased rents over the remaining life of the lease.

    The Company has subleased to third parties certain space through 2008. Sublease income under contract will be approximately $46,000 and $53,000 for Fiscal 2002 and 2003, respectively. During 2004 through 2006, total contracted sublease income will be $48,000. Total sublease income in 2007 and 2008 will be $41,000 and $28,000, respectively.

    Minimum future rental payments under noncancellable operating leases as of April 1, 2001 are summarized as follows:

Fiscal year
(dollars in thousands)
2002	$6,103
2003	6,196
2004	6,023
2005	5,946
2006	5,678
Thereafter	20,472

Total	$50,418

    In March 2001, it was determined that 18 store locations would not be built due to capital constraints and because current projections did not meet management's financial criteria. Through October 1, 2001, eight of these 18 leases have been successfully terminated. The above table includes signed leases for the 10 remaining stores. Management is currently negotiating with the landlords to sublease or terminate the leases at these store locations. Future minimum rental payments due on these 10 stores is approximately $7,568,000 through October 2011. Rent for these unopened stores was approximately $169,000 during Fiscal 2001 and is included in marketing, general and administrative expenses.

    Minimum future rental payments under capital leases as of April 1, 2001 are summarized as follows:

Fiscal year
(dollars in thousands)
2002	$48
2003	44
2004	37
2005	22
2006	21
Thereafter	214

Total minimum lease payment	386
Less: Amount representing interest	(218)

Present value of net minimum lease payments under capital lease	$168

    During Fiscal 2000, the Company entered into an asset purchase agreement with third parties to assume leases for certain locations, purchase assets such as equipment and leasehold improvements and obtain non-compete agreements from the sellers. In the aggregate, the Company paid approximately $610,000 in cash and issued 152,089 shares of common stock, valued at $2.25 per share, to the sellers in connection with the purchase agreements.

Sponsorship commitments

    The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring on October 31, 2002 and December 31, 2003, respectively, that provide for certain advertising and marketing rights in exchange for annual fees. The annual fees under the PacBell Stadium agreement are $850,000 and $950,000 on March 1, 2001 and March 1, 2002, respectively. The

Company does not plan to renew this contract in 2002. The annual fees under the Safeco Field agreement are $450,000 due in 2001, 2002 and 2003. The fees are due at the beginning of the major league baseball season.

Purchase commitments

    During the buying season, Tully's may enter into forward commitments for the purchase of green coffee that may only be available in small quantities. Rotating our coffee selection enables us to provide our customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully's contracts for future delivery of green coffee to help ensure adequacy of its supply. As of October 1, 2001, the Company had approximately $418,000 in fixed-price purchase commitments through March 2002 which, together with existing inventory, is expected to provide an adequate supply of green coffee well into Fiscal 2002. Tully's believes, based on relationships established with its suppliers that the risk of non-delivery on such purchase commitments is remote.

Contingencies

    In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings, which, in the opinion of management, would adversely affect operations, or cash flow.

19. Stock options

Company Stock Incentive Plan

    In 1994, the Company adopted a Stock Incentive Plan (the "Plan") whereby the Company may issue incentive or nonqualified stock options to employees and directors. Stock options are granted solely at the discretion of the Company and are issued at a price, as determined by the Board of Directors, ranging from $0.01 through the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by the Company, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. In August 1999 the Company's shareholders approved an amended Plan, which established the maximum number of shares issuable under the Plan and the Employee Stock Purchase Plan (see Note 21) at 4,200,000.

Founder's Stock Option Plan

    In addition to options granted under the Plan, the founder has granted options to purchase shares of his stock to employees and third parties. During Fiscal 2001, 2000 and 1999 options to purchase 62,000, 274,875 and 339,850 shares, respectively, of common stock at exercise prices of $0.01 per share were granted to certain employees by the founder. Options outstanding to these individuals at April 1, 2001 were 1,714,467. The options were issued from the founder's shares rather than newly issued shares of the Company to avoid diluting the other stockholders. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. Although the options were not granted by the Company, generally accepted accounting principles under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") require that the Company record an expense related to these grants. Accordingly, in Fiscal 2001, 2000 and 1999 the Company recorded an increase to additional paid-in capital and a non-cash charge to compensation expense of $153,000, $619,000 and $701,000, respectively.

Other

    In addition, in exchange for a guarantee on its line of credit, the Company issued stock options for 287,676, 191,390 and 323,924 shares of common stock in Fiscal 2001, 2000 and 1999 respectively (see Note 12).

All Plans

    Non-cash stock option compensation expense, under all plans, to employees, directors and outside contractors totaled $782,000, $1,208,000 and $833,000 for Fiscal 2001, 2000 and 1999, respectively, and is presented in the Statement of Operations. The amount includes the expense associated with the options granted by the majority stockholder as discussed above.

    The Company has adopted the disclosure-only provisions SFAS No. 123 for options granted to employees. Accordingly, no compensation cost has been recognized for stock options issued to employees at fair market value under the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(dollars in thousands, except per share data)
Net loss-as reported	$(25,057)	$(8,066)	$(6,581)
Net loss-pro forma	$(25,296)	$(8,320)	$(6,697)
Basic and diluted loss per common share
As reported	$(1.59)	$(1.15)	$(0.88)
Pro forma	$(1.60)	$(1.17)	$(0.89)

    The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2001, 2000 and 1999:

Years ended
	April 1, 2001	April 2, 2000	March 28, 1999
Risk free interest rate	5.03% to 6.17%	5.44% to 6.59%	4.17% to 5.72%
Expected lives	3-5 years	5-10 years	5-10 years
Expected volatility	80%	0% to 70%	0%

    Stock option activity including amounts granted by the majority shareholder, under all plans for Fiscal 2001, 2000 and 1999 is summarized as follows:

	Number of shares	Weighted- average exercise price
Balance, March 29, 1998	1,793,411	$0.49
Granted	1,197,982	0.60
Forfeited	(137,360)	0.54

Balance, March 28, 1999	2,854,033	0.43
Granted	1,139,929	0.44
Forfeited	(117,015)	0.60
Exercised	(12,850)	0.01

Balance, April 2, 2000	3,864,097	0.43
Granted	572,525	0.44
Forfeited	(269,976)	1.44
Exercised	(70,390)	0.25

Balance, April 1, 2001	4,096,256	$0.37

    Included in the table above, as of April 1, 2001, April 2, 2000 and March 28, 1999, there are 1,336,952 shares, 1,407,358 shares and 834,895 shares, respectively outstanding granted under the Plan, 1,714,467 shares, 1,697,292 shares and 1,435,267 shares, respectively, for options outstanding granted under the majority stockholder stock option plan, and 1,047,123 shares, 759,447 shares and 568,057 shares, respectively, outstanding granted in connection with guarantee of the Company's line of credit. Additionally, as of April 1, 2001, there are 2,767,483 shares under the Plan that are available for grant in the future.

	2001		2000		1999
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	465,625	$2.11	922,604	$2.24	1,040,982	$2.01
Weighted-average fair value of options granted during the year whose exercise price was equal to the fair value of the stock on the date of grant	106,900	$1.20	217,325	$0.77	157,000	$0.89

Total	572,525		1,139,929		1,197,982

    The following table summarizes information about fixed-price options outstanding at April 1, 2001:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Number exercisable	Weighted-average exercise price
$0.01	3,302,011	$0.01	14.97	3,190,329	$0.01
0.33	25,555	0.33	2.34	25,555	0.33
1.50	140,234	1.50	5.00	140,234	1.50
1.75	140,081	1.75	6.00	112,819	1.75
1.78	200,000	1.78	7.70	200,000	1.78
2.25	263,075	2.25	8.04	108,107	2.25
$2.50	25,300	2.50	9.43	-0-	2.50

Total	4,096,256			3,777,044

    As of April 1, 2001, April 2, 2000 and March 28, 1999 options for 3,777,044, 3,143,348 and 2,261,767 shares respectively, were exercisable.

20. Stockholders' equity

Preferred stock

    In May 2000, the Company commenced a Series B Preferred Stock accredited investor financing to raise up to $20,000,000 in equity capital. The Series B Preferred Stock is junior in liquidation preference to the Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. The Company completed the equity financing during the fiscal quarter ending December 31, 2000 and received aggregate proceeds of approximately $12,477,000. The holders of shares of Series B Preferred Stock are eligible to receive dividends, when and if, such dividends are declared by the Company's Board of Directors, in amounts and on such terms and conditions as the Board of Directors, in its discretion, may provide.

    In June 1998, the Company issued 5,217,480 shares (2,000,000 Investment Units) of Series A Preferred Stock in a Regulation D offering.

    In August 1999, the Company's Board of Directors proposed and the shareholders approved certain amendments to the Company's Articles of Incorporation, which included an increase in the number of authorized shares of Series A Preferred Stock from 10,000,000 to 17,500,000 and from 2,000,000 units to 4,375,000 units.

    In Fiscal 1999, the Company commenced a Series A Preferred Stock accredited investor financing to raise up to $20,000,000 in equity capital. The per unit offering price was $10.00 and each unit consisted of 4 shares of the Company's Series A Preferred Stock and a warrant to purchase two shares of the Company's Common Stock at an exercise price of $0.33 per share. The warrants have a 10-year life. The Series A Preferred Stock is convertible into one share each of common stock at the option of the shareholder, has preference over common stock upon liquidation of the Company, and has the right to participate in any dividend payable on the common stock. The Preferred Stock also has voting rights. Each share of Series A Preferred Stock is automatically convertible into one share of the Company's common stock if the Company makes a "Qualified Offering" of its common stock. A Qualified Offering is defined as an offering of the Company's common stock in excess of $15,000,000 made pursuant to a registration statement filed under the Securities Act of 1933.

    The line of credit arrangement restricts the Company's ability to pay dividends without the bank's permission.

Common stock and Warrants

    During Fiscal 2001, warrants to purchase 525,625 shares of common stock were exercised. The Company issued warrants to purchase 1,172,900 shares of common stock, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.09 per share.

    In connection with the Fiscal 2000 Series A Preferred Stock, the Company issued warrants to purchase 4,580,392 shares of common stock at an exercise price of $0.33 per share in Fiscal 2000. During Fiscal 2000, warrants to purchase 799,074 shares of common stock were exercised. The exercise price of the warrant at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred shareholders from the date of issuance through the date the warrants are exercisable.

    As a result of the aforementioned accounting, the Company allocated $8,794,000 of the preferred stock proceeds to additional paid in capital in Fiscal 2000, respectively. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock. The weighted-average fair value of the warrants on the date of grant was $2.08 for Fiscal 2000.

    The Company had warrants outstanding to purchase 7,586,047 and 6,938,682 shares of common stock as of April 1, 2001 and April 2, 2000, respectively.

21. Stock purchase plan

    In 2000, the shareholders approved the Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has authorized up to 4,200,000 shares of common stock to be offered under the Purchase Plan and Stock Option Plan combined. No offerings have yet occurred. An eligible employee may purchase share of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

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

22. Employee 401(k) savings plan

    During Fiscal 2000, the Company adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by the Company for six months. There is no mandatory company match. Plan administrative costs are paid by the 401(k) savings plan.

23. Segment Reporting

    The Company presents segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

    The Company is organized into two business units, which includes its retail store operations and its specialty coffee division. The specialty coffee division includes domestic and international wholesale, office coffee service and mail order sales. The specialty coffee business units are aggregated due to the similarity of the end user, products sold and economic characteristics.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income/(loss) represents earnings before interest income and expense.

    The tables below present information by operating segment:

	Years Ended
	April 1, 2001	April 2, 2000	March 28, 1999
	(dollars in thousands)
Revenues
Retail store operations	$35,759	$24,062	$17,537
Specialty coffee	6,343	3,636	2,670

Total Revenues	$42,102	$27,698	$20,207

Operating income/(loss)
Retail store operations(1)	$(7,700)	$1,022	$340
Specialty coffee	(579)	352	543
Unallocated corporate expenses(2)	(16,074)	(9,364)	(6,630)
Interest, net	(704)	(76)	(834)

Net Loss	$(25,057)	$(8,066)	$(6,581)

Depreciation and amortization
Retail store operations	$2,844	$1,615	$903
Specialty coffee	311	81	28
Unallocated corporate expenses	1,238	852	738

Total depreciation & amortization	$4,393	$2,548	$1,669

(1)
In Fiscal 2001, retail store operations includes adjustments for FAS 121, Impairment of long-lived assets of $5,006,000 and write-offs for store closure and lease termination costs totaling $2,620,000.

(2)
In Fiscal 2001, unallocated corporate expenses also includes the write-off of Tully's Europe B.V joint venture and its related trade receivables of $1,036,000, marketing and charitable contributions of $2,692,000, and professional fees and services of $1,603,000.

24. 4th Quarter Adjustments

    During the fourth quarter of Fiscal 2001, the following adjustments were recorded (dollars in thousands):

FAS 121 Impairment of long-lived assets	$5,006
Store closures and lease termination costs	2,151
Write-off of Tully's Europe B.V. joint venture and trade receivables	1,036
Professional fees and services	647

Total	$8,840

25. Selected Quarterly Financial Data (Unaudited)

    Summarized quarterly financial information for Fiscal 2001 and Fiscal 2000 is as follows. The Company's sales are seasonal.

	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2001
Net Revenues	$8,794	$9,619	$11,453		$12,236	$42,102
Gross Profit	4,172	4,456	5,910		5,059	19,597
Net Loss	(2,881)	(2,701)	(3,504	)(1)	(15,971)	(25,057)
EPS
Basic and Diluted	$(0.19)	$(0.17)	$(0.22)		$(1.06)	$(1.59)
Fiscal 2000
Net Revenues	6,115	6,755	7,324		7,504	27,698
Gross Profit	3,091	3,568	3,782		3,298	13,739
Net Loss	(5,115)	(5,044)	(3,388)		(3,313)	(16,860)
EPS
Basic and Diluted	$(0.36)	$(0.35)	$(0.23)		$(0.23)	$(1.15)

(1)
The 3rd quarter net loss differs from the 3rd quarter Form 10Q as originally filed and reflects a $456,000 adjustment related to the beneficial conversion feature of a convertible promissory note (see Note 14) and store closure costs of approximately $573,000. Net loss as originally stated was $3,387,000, with an EPS of $(0.21).

26. Subsequent Events

    On April 11, 2001, Tully's entered into an exclusive license agreement (the "License Agreement") with UCC Ueshima Coffee Company, LTD ("UCC"), a Japanese company that is one of Asia's largest coffee purveyors. Under the terms of the License Agreement, Tully's granted UCC an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. On April 17, 2001, the parties completed the transaction upon payment by UCC to Tully's of a $12,000,000 license fee. The Company will account for this prepayment as a liability and amortize it over the life of the agreement (eight years). In further consideration of the license, UCC will pay Tully's a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks, in Asia. Tully's did not grant UCC rights to use the Tully's business names and trademarks in Japan because of Tully's preexisting relationship with Tully's Coffee Japan.

    On October 1, 2001, the Company received $4,200,000 and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) from Tully's Coffee Japan in connection with expansion of its original venture with Tully's Coffee Japan through a new agreement which includes roasting and wholesale rights throughout Japan. The agreement will allow Tully's Coffee Japan to be the exclusive wholesaler of Tully's coffee in Japan. The agreement also allows them to have the coffee roasted in Japan, which will provide more efficient delivery and a lower cost. Additionally, on October 1, 2001, the Company paid off the line of credit and is in process of negotiating a new line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position
Tom T. O'Keefe	47	Chairman of the Board
Marc Evanger	46	Chief Executive Officer, President and Director
Kimberly J. Beach	44	Chief Financial Officer and Secretary
Graham Anderson	68	Director
Larry A. Culver	59	Director
Kevin G. Fortun	46	Director
Lawrence L. Hood	42	Director
George Hubman	58	Director
Richard J. Padden	48	Director
James Cameron Towne	58	Director

    Tom T. O'Keefe—Chairman of the Board, Founder.  Tom T. O'Keefe founded Tully's in 1992 and has served as a director and chairman of the board since that date. Mr. O'Keefe served as chief executive officer of Tully's from 1992 until March 2001. Mr. O'Keefe is also president and chief executive officer of O'Keefe Development Corporation, a real estate development and investment firm he founded. Tom and his wife Cathy have been actively involved in local and national community organizations for over 20 years. In 1983, the O'Keefe's co-founded the Patrons of Cystic Fibrosis, a local guild of volunteers working to support cystic fibrosis research in Washington. O'Keefe is a previous national board member, a former president and event chairman of the Cystic Fibrosis Foundation. Tom and Cathy are the recipients of the 1996 Breath of Life Award from the Patrons of Cystic Fibrosis and 2000 Living and Giving Award in from the Juvenile Diabetes Foundation of Seattle. O'Keefe's charitable efforts focus largely on children in the community. O'Keefe is presently serving as a board member to the Boys and Girls Club of Bellevue, Children's Hospital Foundation, Leukemia & Lymphoma Society Seattle Chamber of Commerce, Virginia Mason Hospital and is on the Board of Governors of the Columbia Tower Club and is the Chairman of the capital campaign for the Museum of Flight.

    Marc Evanger—President and Chief Executive Officer and Director.  Mr. Evanger became president and chief executive officer of Tully's in July 2001 and has served as a director since March 1999. Mr. Evanger joined Tully's in December 1998 as vice president—corporate planning and development, a part-time position. From 1984 to 1998 Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, most recently as senior vice president of finance and administration and chief financial officer, which position he held from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse & Company. Mr. Evanger is currently a director of Car Toys, Inc., a retailer of specialty automotive sound systems and cellular, Childhaven and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

    Kimberly J. Beach—Chief Financial Officer and Secretary.  Ms. Beach joined Tully's as chief financial officer and secretary in October 2001. From 1997 to 1999 she served as chief financial officer with Seattle Coffee Company (SCC). SCC is a national specialty coffee roaster, retailer and wholesaler with two brands, Seattle's Best Coffee and Torrefazione Italia. During her tenure, SCC was acquired by AFC Enterprises, Inc. From 1994 to 1997, Ms. Beach served as chief financial officer with Todo, Inc., a twenty-unit restaurant chain until the company was acquired by World Wrapps. From 1985 to 1994, Ms. Beach served as chief financial officer for Capital Realty Corp., a real estate development company. Ms. Beach was with Arthur Young & Company from 1978 to 1984.

    Graham S. Anderson—Director.  Mr. Anderson is former chairman and president of the Pettit-Morry Company, a regional insurance brokerage. Mr. Anderson serves on the boards of directors for a variety of companies including The Commerce Bank, Janss Center and is former chairman of the National Association of Insurance Brokers. Mr. Anderson has served as a director of Tully's since February 1994.

    Larry Culver—Director.  Mr. Culver founded Inn Ventures, Inc., a hotel development and management company, in 1982. Mr. Culver has been recognized by numerous organizations for his accomplishments and innovative leadership including being the recipient of the "Inn of the Year Award", "Hotelier of the Year Award" and a finalist for several of Marriott International's highest awards. He serves on various boards of directors of civic and charity groups such as Big Brothers and Big Sisters of King County (past president, board of directors, and executive committee); Northwest Harvest Food Drive; Fred Hutchinson Cancer Research; Washington State University's Board of Trustees; Washington State University's Foundation; and Washington State University's Advisory Board for School of HRA. Mr. Culver has served as a director of Tully's since February 1998.

    Kevin G. Fortun—Director.  Mr. Fortun founded Stockpot Soups in 1978 and served as its president and chief executive officer from 1978 to 1998. Stockpot Soups, which manufactures and distributes fresh refrigerated soups, sauces, entrees, gravies, stews and chilis throughout the United States and abroad, was sold to the Campbell Soup Company in 1998. Currently, Mr. Fortun is self-employed. Mr. Fortun is co-owner and a board member of Ride the Ducks, a Seattle based entertainment tour company. Mr. Fortun was elected as a director in March 2001.

    Lawrence L. Hood—Director.  Mr. Hood is a principal and managing partner of Pacific Portfolio Consulting, L.P., an independent, fee only investment advisory firm. Between 1987 and 1992, Mr. Hood was a principal in charge of the investment division of Kibble & Prentice, Inc., a regional financial services firm. Mr. Hood served as a director for A-Sport, Inc., a manufacturer and distributor of watersports brands and snowboards and is a past member of the Charles Schwab Advisory Board.  Mr. Hood has served as a director of Tully's since February 1994.

    George Hubman—Director.  Mr. Hubman retired as vice president of sales and marketing at WRQ in December 1993. Mr. Hubman was co-founder of WRQ and held that position since the company's formation in 1981. Prior to WRQ, Mr. Hubman's career included sales positions with Hewlett Packard and IBM. He currently sits on the boards of directors of Horizon Broadcasting and Childhaven. He is a past president of Washington State University's College of Business and Economics advisory committee. Mr. Hubman has served as director of Tully's since February 1994.

    Richard J. Padden—Director.  Mr. Padden is of counsel to the law firm of Carney Badley Smith & Spellman, P.S. Mr. Padden is a founder, principal and board member of Grays Harbor Paper, LP, a principal and board member of SafeWorks, L.L.C, a manufacturer and distributor of safety and powered access equipment company, and owner of Northwest Container Services, Inc. an intermodal logistic company. Mr. Padden is a past president of the Washington Chapter of Cystic Fibrosis and is a founder and past president of the Patrons of Cystic Fibrosis Guild. Mr. Padden has served as a director of Tully's since February 1994.

    James Cameron Towne—Director.  Mr. Towne has been chairman of Greenfield Development Corporation, a real estate remediation and development company, since 1995. From 1982 to 1995, he was president, chief executive officer or chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation and Microsoft

Corporation. From 1993 through 1998, he was president of the board of Overlake School. Mr. Towne also serves on the board of directors of Cutter & Buck, a specialty sportswear and outerwear clothing retailer, and Monowave Corporation, a privately-held speech recognition software company. Mr. Towne has served as a director of Tully's since February 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully's directors, executive officers and greater-than-10% shareholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully's equity securities and any subsequent changes to their respective security holdings. They also must provide Tully's with copies of these reports. To the Company's knowledge, one of these reporting persons has not filed his initial statement. None of these reporting persons has filed any statements of changes in their beneficial ownership of Tully's equity securities with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

    The following table discloses compensation paid to Tully's chief executive officers during the fiscal year ended April 1, 2001 (the "Named Executive Officers"). No other executive officer of the Company received salary and bonus that exceeded $100,000 during Fiscal 2001.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation Awards Securities Underlying Options(#)
		Annual Compensation
Name and Principal Positions								All Other Compensation
	Year	Salary			Bonus
Tom T. O'Keefe Chief Executive Officer and Chairman of the Board(1)	2001 2000 1999	$ $	201,600 201,600 —	(2)		147,338 96,695 176,712	(3) (3) (3)
Jamie S. Colbourne President and Chief Executive Officer(4)	2001		$15,385			—

(1)
Mr. O'Keefe served as chief executive officer of the Company until March 27, 2001.

(2)
Although Mr. O'Keefe received no salary or other compensation for his services as chief executive officer in 1999, Tully's has recorded a compensation expense of $120,000 for Fiscal 1999 to reflect the estimated fair market value of his services. During Fiscal 2000, this arrangement ended and Mr. O'Keefe was paid a salary retroactively to the beginning of Fiscal 2000.

(3)
Includes options exercisable for 143,838 shares, 95,695 shares and 161,962 shares, respectively, of Common Stock granted to Mr. O'Keefe as compensation for his guarantee of the Company's line of credit with Bank of America.

(4)
Mr. Colbourne served as chief executive officer and president of the Company for the period March 27, 2001 through July 13, 2001.

Option Grants in Fiscal 2001

    The following table provides information relating to stock options awarded to the Named Executive Officers during F 2001:

Name	Number of Securities Underlying Options Granted (# of Shares)		% of Total Options Granted to Employees in fiscal year 2001	Exercise or Base Price ($/Sh)		Expiration Date	Grant Date Present Value(1)
Tom O'Keefe	3,500	(2)	0.81%	$0.01	(3)	4/2/2010	$11,367
Tom O'Keefe	143,838	(4)	33.40%	$2.00		4/2/2010	$180,918
Jamie Colbourne	—		—	—		—	—

(1)
The present value of the Stock Options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 5%; and (b) expected life of 10 years.

(2)
Options granted under the 1994 Company Stock Incentive Plan.

(3)
The fair market value at date of grant was $2.00 per share.

(4)
Option grants for guarantee of the Company's line of credit.

Aggregated Option Values as of Fiscal Year-End 2001

    The following table provides information regarding the aggregate number of options exercised during the fiscal year ended April 1, 2001, by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of April 1, 2001.

Aggregated Option Exercises in Fiscal Year 2001
and 2001 Year-End Option Values

			Number of Securities Underlying Unexercised Options at End of Fiscal Year 2001		Value of Unexercised In-The-Money Options at End of Fiscal Year 2001(1)
Shares Acquired on Exercise
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Tom O'Keefe	0	0	611,407	7,700	$183,847	$1,000
Jamie Colbourne	—	—	—	—	—	—

(1)
The stock options were granted with exercise prices ranging from $0.01 to $2.25 per share. The value was determined using a fair market value of $2.00 per share as compared to the exercise price at grant.

Compensation Committee Interlocks and Insider Participation

    During Fiscal 2001, management compensation issues generally were reviewed and approved by the Compensation Committee, which was composed of Messrs. Hood, Hubman, and Padden, all of whom are non-employee directors. During Fiscal 2001, no executive officer of the Company served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully's Board or its Compensation Committee.

    The Company's line of credit is collateralized by all of the Company's assets, and is guaranteed by the Company's Chairman of the Board and George Hubman, a director and stockholder, in return for a guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2001, 2000 and 1999 in exchange for the guarantee, the Company issued stock options for 287,676, 190,948 and 323,924 shares of common stock with an estimated fair market value of $669,000, $428,000 and $729,000 to the guarantors, respectively, which option grants have been expensed. The line of credit was repaid on October 1, 2001. The Company is currently negotiating a new line of credit with a bank, which may be guaranteed by certain directors.

    Richard Padden, a director of the Company, is of counsel with the law firm, Carney Badley Smith & Spellman, that provides legal services to the Company. During Fiscal 2001, 2000 and 1999, the Company incurred costs of $309,000 (of which approximately $147,000 was payable at April 1, 2001), $170,000, and $138,000, respectively, related to services performed by the law firm.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of Tully's common stock as of October 1, 2001, by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all shareholders known by the Company to be beneficial owners of more than five percent of its common stock:

	Common Stock
Beneficial Owner	Beneficial Ownership(1)	Percent of Total
Tom O'Keefe(2)	3,926,303	23.0%
George Hubman(3)	1,715,642	10.0%
Kevin Fortun(4)	543,000	3.2%
Graham Anderson(5)	493,334	3.0%
Marc Evanger(6)	427,850	2.6%
Lawrence Hood(7)	183,695	1.1%
Richard Padden(8)	139,667	*
Larry Culver(9)	78,500	*
James Cameron Towne(10)	51,000	*
Jamie Colbourne(11)	15,000	*
Executive officers and directors as a group (9 persons)	7,558,991	39.4%

*
Less than 1%.

(1)
This table is based upon information supplied by officers, directors and principal shareholders. Beneficial ownership is determined in accordance with SEC rules and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise or conversion of options, warrants and shares of Series A and Series B Convertible Preferred Stock that are exercisable or convertible within 60 days of October 1, 2001 are deemed to be beneficially owned by the holder of such options or warrants but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of October 1, 2001, the Company had 16,377,005 shares of Common Stock issued and outstanding.

(2)
Assumes the exercise of options granted by Mr. O'Keefe to acquire an aggregate of 1,698,467 shares of the Company's common stock owned by Mr. O'Keefe. Includes 42,500 shares of common stock held by O'Keefe Children's Trust. Also includes 635,407 shares of common stock that Mr. O'Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of convertible Series A Preferred Stock.

(3)
Includes an aggregate of 642,611 shares of common stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 200,000 shares of convertible Series A Preferred Stock.

(4)
Includes an aggregate of 143,000 shares of common stock that Mr. Fortun has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001. Also includes 280,000 and 120,000 shares of convertible Series A and Series B Preferred Stock, respectively.

(5)
Includes an aggregate of 47,000 shares of common stock that Mr. Anderson has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of convertible Series A Preferred Stock.

(6)
Includes an aggregate of 416,000 shares of common stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 10,000 shares of convertible Series A Preferred Stock.

(7)
Includes an aggregate of 34,250 shares of common stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001. Also includes 10,000 and 40,000 shares of convertible Series A and Series B Preferred Stock, respectively. Also includes 81,667 shares of common stock owned by Pacific Portfolio Consulting, LP., a partnership in which Mr. Hood is a principal and managing partner.

(8)
Includes an aggregate of 37,000 shares of common stock that Mr. Padden has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 20,000 shares of convertible Series A Preferred Stock.

(9)
Includes an aggregate of 30,500 shares of common stock that Mr. Culver has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of convertible Series A Preferred Stock.

(10)
Includes an aggregate of 25,000 shares of common stock that Mr. Towne has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 20,000 shares of convertible Series A Preferred Stock.

(11)
Includes an aggregate of 15,000 shares of common stock that Mr. Colbourne has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 20,000 shares of convertible Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During Fiscal 2001, 2000 and 1999, the Company paid approximately $370,000, $445,000 and $75,000, respectively, to a company controlled by Tom T. O'Keefe, Tully's chairman and former chief executive officer (the "Chairman"), for real estate services provided in connection with the Company's new stores, Tully's corporate expenses paid by that company, and advances made to the Chairman. In addition, during Fiscal 2001 and 2000, the Company made charitable contributions for the benefit of Tully's of approximately $241,000 and $42,000, respectively, on behalf of a foundation organized by the Chairman (the "Foundation"). As a result of these payments and contributions, at April 2, 2001 and April 2, 2000, the Company had receivables of approximately $601,000 and $231,000 from its Chairman and the Foundation, respectively. These receivables, including interest which accrued at an interest rate of prime plus one percent per annum on the outstanding balance of the receivables, were paid in August 2001 by the Chairman and the Foundation, respectively.

    Robert Holmes, a former director of the Company, is the chief executive officer of a company that leases space for retail stores to the Company. Rental payments made by Tully's to this company in Fiscal 2001, 2000 and 1999 were $292,000, $230,000 and $221,000, respectively.

    During Fiscal 2001 and 2000, the Company paid $25,000 and $70,000, respectively, to O'Keefe & Associates, an executive search firm controlled by the Chairman's brother, in conjunction with two executive search assignments.

    The Company's line of credit is guaranteed by the Chairman and George Hubman, a director, in consideration for a guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2001, 2000 and 1999, the Company issued options to purchase an aggregate of 287,676, 190,948 and 323,924 shares of common stock with an estimated fair market value of $669,000, $428,000 and $729,000, respectively, to the guarantors in consideration for their guarantee.

    Richard Padden, a director of the Company, is of counsel with the law firm, Carney Badley Smith & Spellman, that provides legal services to the Company. During Fiscal 2001, 2000 and 1999, the Company incurred fees and costs of $309,000 (of which approximately $147,000 was payable at April 1, 2001), $170,000, and $138,000, respectively, related to services performed for Tully's by the law firm.

    In April 2001, three directors loaned the Company an aggregate of $1,000,000. These notes payable are secured by all present and future accounts receivable and all tangible and intangible personal property, including, without limitation, future inventory, goods and equipment. These notes payable originally matured on May 7, 2001, but were subsequently extended to May 7, 2002, with interest payable monthly at prime plus 1/2 percent (8.5% at April 1, 2001).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

  2.
  Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

  3.
  Exhibits

  (a)
  The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of Tully's Coffee Corporation
3.1.1*	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock
3.2	Bylaws of Tully's Coffee Corporation(1)
4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)(1)
4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)(1)
4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing(2)
4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders(2)
4.5	Convertible Promissory Note, dated December 14, 2000 between Tully's and KWM Investments LLC(5)
4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully's and KWM Investments LLC(5)
4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note(5)
4.8	Registration Rights Agreement, dated December 14, 2000 between Tully's and KWM Investments LLC(5)
10.1	Tully's Coffee Corporation Amended and Restated 1994 Stock Option Plan(3)
10.2	Tully's Coffee Corporation 1999 Employee Stock Purchase Plan(3)
10.3	Borrowing Agreement, dated June 28, 2000 between Tully's and Bank of America, N.A.(4)
10.4*	Amendment No. 1 to Borrowing Agreement, dated February 16, 2001 between Tully's and Bank of America, N.A.
10.5*	Amendment No. 2 to Borrowing Agreement, dated June 15, 2001 between Tully's and Bank of America, N.A.
10.6*	Third Lease Amendment between Tully's and Kent Central, LLC, dated November 7, 2000
10.7*	Fourth Lease Amendment between Tully's and Kent Central, LLC, dated February 21, 2001
10.8	Tully's Coffee Exclusive License Agreement, dated April 11, 2001 between Tully's and UCC Ueshima Coffee Company, LTD.(6)

*
Filed herewith

(1)
Incorporated by reference to the Company's Registration Statement on Form 10, as filed with the Commission on July 27,1999.

(2)
Incorporated by reference to the Company's Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.

(3)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999.

(4)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2000, as amended and filed with Commission on November 29, 2000.

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001

  (b)
  Current Reports on Form 8-K.

      No Current Reports on Form 8-K were filed by the Company during the fourth quarter of Fiscal Year 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on October 19, 2001.

TULLY'S COFFEE CORPORATION

By:	/S/ MARC EVANGER President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on October 19, 2001 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ MARC EVANGER Marc Evanger	President, Chief Executive Officer and Director
/s/ TOM T. O'KEEFE Tom T. O'Keefe	Chairman of the Board
/s/ GRAHAM ANDERSON Graham Anderson	Director
/s/ LARRY CULVER Larry Culver	Director
/s/ KEVIN G. FORTUN Kevin Fortun	Director
/s/ LARRY HOOD Larry Hood	Director
/s/ GEORGE HUBMAN George Hubman	Director
/s/ RICHARD PADDEN Richard Padden	Director
/s/ JAMES CAMERON TOWNE James Cameron Towne	Director