Form 10-Q
period 2001-07-01
TULLYS COFFEE CORP
filed 2001-11-21
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                to

Commission file number 0-26829

Tully's Coffee Corporation
(Exact name of registrant as specified in its charter)

Washington	91-1557436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 Airport Way South Seattle, Washington	98134
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (206) 233-2070

    Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,309,364
(Title of Each Class)	Number of Shares Outstanding at September 30, 2001

TULLY'S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended July 1, 2001

Statement About Forward-Looking Statements

    We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the Company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward-looking statements. Events or factors could cause our actual results to differ materially from those projected in our forward-looking statements include, but are not limited to, those discussed below in the section entitled, "Factors that May Affect Our Future Results" under Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 1, 2001	April 1, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,273	$408
Accounts receivable, net of allowance for doubtful accounts of $640 and $652, respectively	928	884
Other receivables	137	195
Inventories	3,798	4,928
Prepaid expenses	1,213	293

Total current assets	9,349	6,708
Property and equipment, net	25,242	26,345
Goodwill, net	3,948	4,101
Other intangible assets, net	1,217	1,248
Other assets	584	534

Total assets	$40,340	$38,936

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$368	$515
Bank line of credit	4,000	5,500
Accounts payable	2,336	7,664
Accrued liabilities	4,636	5,027
Related party notes payable	1,250	350
Deferred licensing revenue	1,656	—

Total current liabilities	14,246	19,056
Long-term debt, net of current portion	202	210
Capital lease obligation	165	168
Deferred lease costs	2,044	2,006
Convertible promissory note, net of discount	2,278	2,251
Deferred licensing revenue	9,612	—

Total liabilities	28,547	23,691

Commitments and contingencies
Stockholders' equity
Series A Convertible Preferred stock, no par; 17,500,000 shares authorized, 15,378,264 issued and outstanding; stated value of $2.50 per share and a liquidation preference of $38,446	34,483	34,483
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized 4,990,709 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,179,613 and 16,166,037 shares issued and outstanding at July 1, 2001 and April 1, 2001, respectively	9,010	8,980
Note receivable from stockholder	(601)	(601)
Additional paid-in capital	25,711	25,545
Accumulated deficit	(67,876)	(64,228)

Total stockholders' equity	11,793	15,245

Total liabilities and stockholders' equity	$40,340	$38,936

The accompanying notes are an integral part of these financial statements

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen weeks ended
	July 1, 2001	July 2, 2000
	(unaudited)
Net sales	$12,909	$8,794
Cost of goods sold and related occupancy expenses	6,712	4,621
Store operating expenses	4,434	2,971
Other operating expenses	325	424
Marketing, general and administrative costs (including non-cash stock option compensation expense of $32 and $100, respectively)	2,696	2,562
Depreciation and amortization	1,233	869
Store closure and lease termination costs	837	—

Operating loss	(3,328)	(2,653)

Other expenses (income)
Interest expense	265	122
Interest and miscellaneous income	(85)	(29)
Loan guarantee fee expense	140	135

Total other expenses	320	228

Net loss	$(3,648)	$(2,881)

Weighted-average number of common and common equivalent shares outstanding	16,177	15,579
Basic and diluted loss per common share	$(0.23)	$(0.19)

The accompanying notes are an integral part of the financial statements

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen Weeks Ended
	July 1, 2001	July 2, 2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,648)	$(2,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,233	869
Store closure and lease termination costs	837	—
Stock option compensation expense	32	100
Loan guarantee fee expense	134	135
Deferred lease costs	38	18
Interest expense related to warrants	27	—
Stock options issued for services	—	16
Stock issued in exchange for services	—	23
Changes in assets and liabilities:
Accounts receivable	15	(749)
Inventories	1,130	(2,869)
Prepaid expense and other assets	(972)	(1,060)
Accounts payable	(3,172)	2,863
Accrued liabilities	(978)	705
Deferred licensing revenue	11,268	—

Net cash provided by (used in) operating activities	5,944	(2,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,320)	(3,620)
Additions to intangible assets	—	(195)

Net cash used in investing activities	(2,320)	(3,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit	(1,500)	—
Borrowings under bank line of credit	—	3,000
Proceeds from related party notes payable	1,250	—
Repayment of related party notes payable	(350)	—
Payments on notes payable	(159)	(76)
Proceeds from issuance of common stock	—	24
Note receivable from stockholder	—	(104)
Checks drawn in excess of bank balances	—	(1,052)

Net cash (used in) provided by financing activities	(759)	1,792

Net increase (decrease) in cash and cash equivalents	2,865	(4,853)
Cash and cash equivalents at beginning of period	408	5,059

Cash and cash equivalents at end of period	$3,273	$206

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Equipment purchased through accounts payable	$235	$—
Issuance of common stock to purchase property and equipment	30	124
Restricted cash and liability for preferred stock subscriptions	—	4,831
Issuance of common stock warrants in payment of liability	—	1,555

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

    The Company's fiscal year ends on the Sunday closest to March 31. The fiscal year ending March 31, 2002 will include 52 weeks ("Fiscal 2002"). The fiscal year ended April 1, 2001 included 52 weeks ("Fiscal 2001").

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13 week periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended April 1, 2001 included in our annual report on Form 10-K, SEC File No. 0-26829.

Recent Accounting Pronouncements

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

    In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes

FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144.

Reclassifications

    Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.  Inventory

    Inventories consist of the following:

	July 1, 2001	April 1, 2001
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted	$2,117	$3,014
Roasted	447	517
Other goods held for sale	768	996
Packaging and other supplies	466	401

Total	$3,798	$4,928

3.  Bank Line of Credit

    As of July 1, 2001, the outstanding balance under the Loan Agreement was $4,000,000. Interest was charged at the prime lending rate plus 1/2% (7.25% at July 1, 2001). The Loan Agreement and Amendment No. 1 thereto contained certain covenants and restrictions on the Company requiring, among other things, limitations on capital expenditures and certain other restrictions. The Company was not in compliance with these provisions at April 1, 2001, although the Company subsequently received a waiver from the bank. The loan was collateralized by all of the Company's assets, and guaranteed by the Company's Chairman of the Board and a director in return for a guarantee fee of one percent (1.0%) of the loan's monthly average balance. During the 13 weeks ended July 1, 2001 and July 2, 2000, in exchange for the guarantee, the Company issued options to purchase an aggregate of 67,424 and 55,296 shares of common stock with an estimated fair market value of $134,000 and $135,000 to the guarantors, respectively. The expense related to option grants has been expensed and is reflected in loan guarantee fee expense.

    On June 15, 2001, the Company executed an additional amendment ("Amendment No. 2") to the Loan Agreement to extend the maturity date to October 1, 2001, and was required to pay down the principal balance to $2,500,000. The interest rate was increased to prime plus 1 percent with all other terms remaining substantially the same. On October 1, 2001, Company paid the outstanding balance on the loan of $2,500,000. The Company is currently negotiating a new line of credit.

4.  Deferred Licensing Revenue

    On April 11, 2001, Tully's entered into an exclusive license agreement (the "License Agreement") with UCC Ueshima Coffee Company, LTD ("UCC"), a Japanese company that is one of Asia's largest coffee purveyors. Under the terms of the License Agreement, Tully's granted UCC an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. On April 17, 2001, the parties completed the transaction upon payment by UCC to Tully's of a $12,000,000 license fee. The Company has accounted for this prepayment as deferred licensing revenue and is amortizing this liability over seven years. In further consideration of the license, UCC will pay Tully's a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks, in Asia. Tully's did not grant UCC rights to use the Tully's business names and trademarks in Japan because of Tully's pre-existing relationship with Tully's Coffee Japan.

    On October 1, 2001, the Company received $4,200,000 in cash and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) from Tully's Coffee Japan in connection with expansion of its original venture with Tully's Coffee Japan through a new agreement which includes roasting and wholesale rights throughout Japan. The agreement will allow Tully's Coffee Japan to be the exclusive wholesaler of Tully's coffee in Japan. The agreement also allows Tully's Coffee Japan to roast coffee in Japan, which will provide more efficient delivery at a lower cost. The Company will account for this prepayment as deferred licensing revenue and will amortize this liability over fifteen years.

5.  Store Closure and Lease Termination Costs

    During Fiscal 2001, the Company determined that it would not build 18 retail store locations for which leases had been signed because current projected models did not meet management's financial criteria and due to capital constraints. During the 13 weeks ended July 1, 2001, additional lease termination costs of approximately $587,000 were determined using management's best estimate, which includes undiscounted rents, broker fees, and prepaid deposits, including costs related to one additional store that the Company determined would not be built. Through November 15, 2001, ten of these 19 leases had been terminated, and termination of the remaining nine are in various stages of negotiation.

    Additionally, store closure and lease termination costs include a $250,000 settlement related to the termination of the Company's agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores. As part of the settlement, the Company closed six retail stores in September 2001.

6.  Stockholder's Equity

Convertible Promissory Note

    In connection with the convertible promissory note issued during Fiscal 2001, the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. At July 1, 2001, the Company had warrants outstanding to purchase 240,000 shares of common stock to this noteholder.

Warrants

    The Company has warrants outstanding to purchase 7,346,047 and 7,751,072 shares of common stock as of July 1, 2001 and July 2, 2000, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.09 per share.

    Additionally, the Company issued warrants for the purchase of common stock as commissions in connection with its Series B preferred stock offering. The exercise price of these warrants is $0.33 per share. As of July 1, 2001, there are warrants outstanding to purchase 239,629 shares of common stock.

7.  Commitments and Contingencies

Purchase Commitments

    From time-to-time, Tully's may enter into forward commitments for the purchase of green coffee that may only be available in small quantities. Rotating the coffee selections enables the Company to provide customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully's contracts for future delivery of green coffee to help ensure adequacy of its supply. As of November 15, 2001, the Company had approximately $111,000 in fixed-price purchase commitments. The Company believes, based on its past relationships with its suppliers, the risk of loss on non-delivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

Contingencies

    In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings which, in the opinion of management, would adversely affect operations or cash flow.

8.  Segment Reporting

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

    The Company is organized into two business units, which includes its retail store operations and its specialty coffee division. Retail store operations also include provisions for asset impairment and store closure and lease termination costs as they relate to individual stores. The specialty coffee division includes domestic and international wholesale, office coffee service, mail order sales, and licensing fees. The specialty coffee business units are aggregated due to the similarity of the end user, products sold and economic characteristics. Corporate and other expenses includes general and administrative expenses, whose assets consist of cash, unroasted coffee inventory, corporate headquarters property and equipment, intangibles and other assets

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to Consolidated Financial Statements in the annual report on Form 10-K. Operating income/(loss) represents earnings before interest income and expense.

    The tables below present information by operating segment:

	Thirteen Weeks Ended
	July 1, 2001	July 2, 2000
	(unaudited)
	(Dollars in Thousands)
Revenues
Retail store operations	$10,661	$7,099
All other business units	2,248	1,695

Total revenues	$12,909	$8,794

Operating income/(loss)
Retail store operations	$(811)	$27
All other business units	692	136
Corporate and other expenses	(3,347)	(2,949)
Interest, net	(182)	(95)

Net loss	$(3,648)	$(2,881)

Depreciation and amortization
Retail store operations	$764	$547
All other business units	74	74
Corporate and other expenses	395	248

Total depreciation and amortization	$1,233	$869

    For the 13 weeks ended July 1, 2001, all other business units include the amortization of fees received under the new licensing agreement with UCC (see Note 4). Operating loss from retail store operations includes $837,000 for additional amounts required to terminate store leases identified in the prior year and also reflects the Company's settlement related to the termination of its agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores. (see Note 5).

9.  Loss per Common Share

    Basic loss per common share has been calculated based on the weighted-average common shares of 16,176,800 and 15,579,344 for the 13 weeks ended July 1, 2001 and July 2, 2000, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the periods presented were included in the computation of diluted loss per share as they were anti-dilutive.

10. Subsequent Events

    On July 16, 2001, the Company repaid one of its notes payable to a related party totaling $250,000. On November 8, 2001, the Company repaid the remaining balance of related party notes payable totaling $1,000,000 and related interest of approximately $5,000. The notes were due on May 7, 2002, with interest payable monthly at prime plus 1/2 percent (7.25% at July 1, 2001).

    In November 2001, Tully's settled a trademark infringement, trademark dilution, and unfair competition dispute against a company that used a commercial designation that the Company believed was confusingly similar to Tully's trademark and trade name. The majority of the settlement and estimated legal costs were recorded in Fiscal 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We believe that certain statements herein, including anticipated store openings, planned capital expenditures, projected goodwill amortization and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, the impact of competition, general economic conditions and the September 11, 2001 tragedy's effect and its aftermath, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully below in the section entitled "Factors That May Affect Our Future Results." The cautionary statements made in that section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

    The following information should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

    Tully's fiscal year ends on the Sunday closest to March 31. The Company records its revenue and expenses on a 52-53 week period. Fiscal year ending March 31, 2002 ("Fiscal 2002") has 52 weeks.

    For the 13 weeks ended July 1, 2001, Tully's derived approximately 83% of net sales from sales in its Company-operated retail stores. Specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and licensing fees from licensed stores, accounted for the remaining 17% of net sales for the 13 weeks ended July 1, 2001.

    The Company's cash flow from operations is not sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. The Company has historically funded its cash flow shortfalls through the issuance of equity securities and through borrowings. During and subsequent to the 13 weeks ended July 1, 2001, the Company received a $12,000,000 license fee from UCC, $1,250,000 from the issuance of notes payable to three directors and an officer of the Company and $4,200,000 in cash and 300 shares of Tully's Coffee Japan stock in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan. During October 2001 and through November 15, 2001, the Company sold 187 shares of Tully's Coffee Japan stock, with net proceeds of $989,000. As of November 15, 2001, the Company's remaining 937 shares of Tully's Coffee Japan stock had a market value of approximately $4,680,000.

    In light of current difficult economic conditions and sales trends, management is implementing changes that it expects will reduce expenses. The Company intends to focus primarily on expanding it's specialty coffee sales and international licensee opportunities and open a limited number of new stores.

Results of Operations

13 WEEKS ENDED JULY 1, 2001 COMPARED WITH THE 13 WEEKS ENDED JULY 2, 2000

Net Sales

    Net sales for the 13 weeks ended July 1, 2001 increased 46.8% to $12,909,000 from $8,794,000 for the prior year period. Retail sales increased 50.2% to $10,661,000 for the 13 weeks ended July 1, 2001 from $7,099,000 for the prior year period due primarily to the opening of new retail stores during the last year. Comparable store sales were flat for the 13 weeks ended July 1, 2001 compared to the prior year period. Comparable stores are stores open for the full period in the prior year. During the 13 weeks ended July 1, 2001, no new stores were opened. The Company ended the period with 113 Company-operated stores in the United States compared to 78 at July 2, 2000.

    Specialty sales increased 32.7% to $2,248,000 for the 13 weeks ended July 1, 2001, compared to $1,695,000 for the prior year period. Specialty sales growth was driven primarily by the amortization of the $12,000,000 license fee pertaining to a perpetual license to use Tully's business names, trademarks, and other intellectual property rights that the Company granted to UCC, and, to a lesser extent, by increased sales to wholesale and coffee service accounts.

Operating Expenses

    Costs of goods sold and related occupancy expenses for the 13 weeks ended July 1, 2001 increased 45.2% to $6,712,000 from $4,621,000 for the prior year period. This increase was primarily due to operating 35 more stores during the 13 weeks ended July 1, 2001, compared to the same period in the prior year. As a percentage of net sales, cost of goods sold and related occupancy expenses decreased 0.6% to 52.0% for the 13 weeks ended July 1, 2001 from 52.6% for the prior year period.

    Store operating expenses for the 13 weeks ended July 1, 2001 increased 49.2% to $4,434,000 from $2,971,000 for the prior year period. Labor and other expenses from newly opened and acquired stores during the comparable 13 weeks ended July 1, 2001 generated the majority of this increase. As a percentage of net sales, store operating expenses increased to 34.4% for 13 weeks ended July 1, 2001 from 33.8% for the 13 weeks ended July 2, 2000.

    Other operating expenses (expenses associated with all operations other than Company-owned retail stores) decreased to $325,000 for the 13 weeks ended July 1, 2001 from $424,000 for the prior year period. Salary and travel expenses incurred in the prior year period for the set up of the international division were not incurred during the 13 weeks ended July 1, 2001.

    Marketing, general and administrative costs for the 13 weeks ended July 1, 2001 increased 5.3% to $2,696,000 from $2,562,000 for the prior year period. This increase was primarily due to an increase in accounting fees related to the prior year-end audit and legal fees associated with store closure and lease termination settlements and trademark issues. This increase was offset by a $68,000 decrease in stock option compensation expense. Non-cash stock option compensation expense decreased to $32,000 for the 13 weeks ended July 1, 2001 from $100,000 in the prior year period. Stock option compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. As a percent of sales, marketing, general and administrative costs for the 13 weeks ended July 1, 2001 decreased to 20.9% from 29.1% for the prior year period. This decrease is largely due to the overhead costs being allocated over a larger store and revenue base for the 13 weeks ended July 1, 2001.

    Depreciation and amortization for the 13 weeks ended July 1, 2001 was $1,233,000 compared to $869,000 for the prior year period. This increase is a result of operating 35 additional stores during the 13 weeks ended July 1, 2001 as compared to the prior year period. As a percentage of net sales, depreciation and amortization for the 13 weeks ended July 1, 2001 decreased to 9.6% compared to

9.9% in the prior year period. This decrease was also due to the reduction of the depreciable assets from the FAS 121 adjustment recorded in Fiscal 2001.

    Store closure and lease termination costs for the 13 weeks ended July 1, 2001 was $837,000. These costs reflect the additional amounts required to terminate store leases identified in the prior year and the Company's settlement related to the termination of its agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores.

Interest and Other Expense (Income)

    Other expenses, net, increased to $320,000 for the 13-week period ended July 1, 2001 compared to $228,000 for the prior year period due to higher average borrowings on the Company's bank line of credit.

Net Loss

    For the 13 weeks ended July 1, 2001, net operating loss was $3,648,000, an increase of $767,000 from $2,881,000 for the 13 weeks ended July 2, 2000. As a percentage of net sales, gross margins increased by 0.6%, store operating expenses increased by 0.6%, other operating expenses decreased by 2.3%, marketing, general and administrative costs decreased by 8.2%, and depreciation and amortization decreased by 0.3%, and other expenses decreased by 0.1%. These improvements were more than offset by store closure and lease termination costs for the 13 weeks ended July 1, 2001, which totaled 6.5% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company ended the period with $3,273,000 in cash and cash equivalents. Working capital deficit at July 1, 2001 was $4,897,000 as compared to a working capital deficit of $12,348,000 at April 1, 2001, for a net change of $7,451,000. Cash and cash equivalents increased by $2,865,000 during the 13-week period ended July 1, 2001.

    Cash provided by operating activities for the 13 weeks ended July 1, 2001 was $5,944,000, resulting primarily from a net loss before non-cash charges of $1,347,000, which was then adjusted for the $12,000,000 deferred license fee received from our licensor, and the decrease for payments of accounts payables and accrued expenses of $4,150,000, coupled with a decrease in inventory levels of $1,130,000. The increase in prepaid expenses and other assets was largely due to the payment of marketing expenses related to our sponsorship agreements during the 13 weeks ended July 1, 2001.

    Cash used in investing activities for the 13 weeks ended July 1, 2001 totaled $2,320,000. These investments included approximately $2,155,000 in payment of certain remaining costs related to Fiscal 2001 store construction work, capital improvements to existing stores and to the Company's administrative facilities. Subsequent to July 1, 2001, the Company paid an additional $235,000 related to Fiscal 2001 costs.

    Cash used in financing activities for the 13 weeks of July 1, 2001 totaled $759,000. These activities included the loan repayments of $1,500,000 on the bank line of credit, the $350,000 repayment of a related party note payable, and payments on other notes payable, offset by $1,250,000 received from issuance of notes payable to three directors and an officer of the Company.

    The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of November 15, 2001, the Company had approximately $111,000 in fixed-price purchase commitments. The Company believes that the risk of non-delivery on these purchase commitments is remote.

    Cash requirements for Fiscal 2002, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new Company-owned retail stores. Management believes that the Company's receipt of the $12,000,000 UCC licensing fee received in April 2001, the $1,250,000 received from issuance of notes payable to three directors and an officer of the Company and the $4,200,000 received from Tully's Coffee Japan on October 1, 2001 in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan will provide adequate resources to meet it's fiscal 2002 operating requirements. During October 2001 and through November 15, 2001, the Company sold 187 shares of Tully's Coffee Japan stock, with net proceeds of $989,000. In addition, the Company may continue to sell all or a portion of its shares in Tully's Coffee Japan, of which the Company's remaining 937 shares at November 15, 2001, had a market value of approximately $4,680,000. There is no assurance that such funds would still be available at such time. The Company has historically funded its capital requirements principally through the issuance of equity and debt securities and through borrowings, but there is no assurance that such financing, if needed, would be available on satisfactory terms or at all. In the event that current funds are depleted and other funding sources are not available, the Company would need to further modify or discontinue its growth plans and new store construction and reduce marketing, general and administrative costs related to its growth plans.

    In July and November 2001, the Company repaid the related party notes payable of $1,250,000.

Financing

    The Company had a bank loan totaling $6,000,000 of which $4,000,000 was outstanding at July 1, 2001. On October 1, 2001, the Company repaid the remaining balance of its indebtedness under the loan. The interest rate on this loan was prime plus 1/2 percent and was at 7.25% at July 1, 2001. The interest rate was increased to prime plus 1 percent with the extension of the due date to October 1, 2001, with all other terms remaining substantially the same. The line of credit agreement contained certain covenants and restrictions requiring, among other things, limitations on capital expenditures. This loan was secured by the assets of the Company, and was guaranteed by the Company's Chairman of the Board and by a director. These guarantees assisted the Company in obtaining more favorable terms on its bank line than would have otherwise been the case given that the Company's cash from operations is not sufficient to fund its operations currently.

    The Company is currently negotiating a new line of credit.

SEASONALITY

    Tully's business is subject to seasonal fluctuations. Significant portions of Tully's net sales and profits are realized during the third quarter of its fiscal year. This period includes the Thanksgiving through New Year's holiday season. In addition, quarterly results are affected by the timing of the opening of new stores, and Tully's rapid growth may conceal the impact of other seasonal influences. Because of the seasonality of Tully's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

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

Our continued growth may make it difficult to effectively allocate our resources and manage our business.

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

    To date, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings under our credit facilities, and receipt of prepaid fees under license and royalty agreements. We expect that we may need to raise additional capital in the future to fund operations and planned growth. Any equity or debt financing may not be available on favorable terms, if at all. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures which could have an adverse effect on our business, operating results, and financial condition.

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

    Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers' budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates. The Company's bank line of credit bears interest at prime plus one percent (1.0%), thus the interest costs of the line of credit is affected by changes in the prime rate. Any such changes could adversely impact the Company's operating results. On October 1, 2001, the Company paid the outstanding balance on the bank line-of-credit.

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

    In order to limit the cost exposure of the main commodity used in the Company's business, the Company enters into fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of November 15, 2001, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $111,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results, or cash flow.

    In November 2001, Tully's settled a trademark infringement, trademark dilution, and unfair competition dispute against a company that used a commercial designation that the Company believed was confusingly similar to Tully's trademark and trade name.

ITEM 2.  CHANGES IN SECURITIES

    The Company issued and sold securities in the transactions described below during the 13 weeks ended July 1, 2001. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

    During the 13 weeks ended July 1, 2001, the Company granted options to purchase an aggregate of 26,000 shares of its common stock to 11 directors pursuant to the Company's Amended and Restated 1994 Stock Option Plan at an exercise price of $0.01 per share in consideration for services rendered.

    During the 13 weeks ended July 1, 2001, Tully's granted options to purchase an aggregate of 67,424 shares of its common stock to its Chairman of the Board and to a director in consideration for their personal guarantees of the Company's bank line of credit.

    During the 13 weeks ended July 1, 2001, the Company issued 1,575 shares of its common stock to one employee upon exercise of options and payment to the Company of the exercise price of $2,700.

    During the 13 weeks ended July 1, 2001, the Company issued 12,000 shares of its common stock to one vendor in consideration for goods and services provided to the Company.

ITEM 5.  OTHER INFORMATION

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the ownership of Tully's common stock, Series A Stock and Series B Stock as of October 1, 2001, by: (i) each director; (ii) the executive officers named in the Summary Compensation Table under "Executive Officer Compensation" (the "Named Executive Officers"); (iii) all executive officers and directors of the Company as a group; and

(iv) all shareholders known by the Company to be beneficial owners of more than five percent of its voting securities:

	Common Stock			Series A Preferred			Series B Preferred
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O'Keefe	3,926,303	(2)	23.0%	40,000		*	-0-	*
Keith McCaw	4,492,885	(3)	21,6%	3,200,000	(3a)	19.3%	-0-	*
George Hubman	1,715,642	(4)	10.0%	200,000		1.3%	-0-	*
Kevin G. Fortun	543,000	(5)	3.2%	280,000		1.8%	120,000	2.4%
Graham S. Anderson	493,334	(6)	3.0%	40,000		*	-0-	*
Marc Evanger	427,850	(7)	2.6%	10,000		*	-0-	*
Lawrence L. Hood	183,695	(8)	1.1%	10,000		*	40,000	*
Richard J. Padden	139,667	(9)	*	20,000		*	-0-	*
Larry A. Culver	78,500	(10)	*	40,000		*	-0-	*
James C. Towne	51,000	(11)	*	20,000		*	-0-	*
Jamie S. Colbourne	15,000	(12)	*	10,000		*	-0-	*
Executive officers and directors as a group (9 persons)	7,558,991	(1a)	39.4%	660,000		4.3%	160,000	3.2%

*
Less than 1%.

(1)
This table is based upon information supplied by officers, directors and principal shareholders. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of October 1, 2001 are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of October 1, 2001, the Company had 16,377,005 shares of Common Stock, 15,378,264 shares of Series A Stock, and 4,990,709 shares of Series B Stock issued and outstanding.

(1a)
Totals exclude Keith McCaw and Jamie S. Colbourne as they are no longer directors or executive officers.

(2)
Assumes the exercise of options granted by Mr. O'Keefe to acquire an aggregate of 1,698,467 shares of the Company's common stock owned by Mr. O'Keefe. Includes 42,500 shares of common stock held by O'Keefe Children's Trust. Also includes 635,407 shares of common stock that Mr. O'Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of Series A Stock.

(3)
Includes an aggregate of 1,249,550 shares of common stock that Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of Oct. 1, 2001 and 3,200,000 shares of Series A Stock.

(3a)
Assumes the conversion of a promissory note held by an affiliate of Mr. McCaw into 1,200,000 shares of Series A. Stock.

(4)
Includes an aggregate of 642,611 shares of common stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 200,000 shares of Series A Stock.

(5)
Includes an aggregate of 143,000 shares of common stock that Mr. Fortun has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001. Also includes 280,000 and 120,000 shares of Series A and Series B Stock, respectively.

(6)
Includes an aggregate of 47,000 shares of common stock that Mr. Anderson has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of Series A Stock.

(7)
Includes an aggregate of 416,000 shares of common stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 10,000 shares of Series A Stock.

(8)
Includes an aggregate of 34,250 shares of common stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001. Also includes 10,000 and 40,000 shares of Series A and Series B Stock, respectively.

(9)
Includes an aggregate of 37,000 shares of common stock that Mr. Padden has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 20,000 shares of Series A Stock.

(10)
Includes an aggregate of 30,500 shares of common stock that Mr. Culver has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 40,000 shares of Series A Stock.

(11)
Includes an aggregate of 25,000 shares of common stock that Mr. Towne has the right to acquire pursuant to options and warrants exercisable within 60 days of October 1, 2001 and 20,000 shares of Series A Stock.

(12)
Includes an aggregate of 15,000 shares of common stock that Mr. Colbourne has the right to acquire pursuant to warrants exercisable within 60 days of October 1, 2001 and 10,000 shares of Series A Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Tully's Coffee Exclusive License Agreement, dated April 11, 2001 between Tully's and UCC Ueshima Coffee Company, LTD.(1)

(1)
Incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission.

  (b)
  Current Reports on Form 8-K

    The Company filed one current report on Form 8-K for the events of March 12 and April 11, 2001, during the quarterly period ended July 1, 2001:

    1.
    Form 8-K, dated March 12, 2001—Item 2—Acquisition or Disposition of Assets, related to an exclusive license agreement dated April 11, 2001, between the Company and U.C.C. Ueshima Coffee Company, LTD. ("UCC"). Tully's granted UCC an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. Item 5—Other Matters, related to the postponement of the annual shareholders' meeting and announcement of changes in executive officers and directors and an update on the financial condition of the Company.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 20, 2001.

TULLY'S COFFEE CORPORATION
By:	/s/ KIMBERLY J. BEACH Kimberly J. Beach Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer

QuickLinks

TULLY'S COFFEE CORPORATION Form 10-Q For the Quarterly Period Ended July 1, 2001
Statement About Forward-Looking Statements
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
TULLY'S COFFEE CORPORATION CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
TULLY'S COFFEE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE