Form 10-Q
period 2001-09-30
TULLYS COFFEE CORP
filed 2001-11-23
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Title of Each Class)	16,309,364 Number of Shares Outstanding at September 30, 2001

TULLY'S COFFEE CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2001
Index

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2001	April 1, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$423	$408
Accounts receivable, net of allowance for doubtful accounts of $584 and $652, respectively	1,030	884
Other receivables	—	195
Inventories, net	2,934	4,928
Prepaid expenses	773	293

Total current assets	5,160	6,708
Property and equipment, net	24,335	26,345
Goodwill, net	3,732	4,101
Other intangible assets, net	1,191	1,248
Other assets	576	534

Total assets	$34,994	$38,936

Liabilities And Stockholders' Equity
Current liabilities
Current portion of long-term debt	$250	$515
Bank line of credit	2,500	5,500
Accounts payable	1,139	7,664
Accrued liabilities	4,530	5,027
Related party notes payable	1,000	350
Deferred licensing revenue	1,656	—

Total current liabilities	11,075	19,056
Long-term debt, net of current portion	169	210
Capital lease obligation	140	168
Deferred lease costs	2,104	2,006
Convertible promissory note, net of discount	2,306	2,251
Deferred licensing revenue	9,150	—

Total liabilities	24,944	23,691

Stockholders' equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized 4,990,709 issued and outstanding, stated value of $2.50 and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,309,364 and 16,166,037 shares issued and outstanding at September 30, 2001 and April 1, 2001, respectively	9,260	8,980
Note receivable from stockholder	—	(601)
Additional paid-in capital	25,908	25,545
Accumulated deficit	(70,667)	(64,228)

Total stockholders' equity	10,050	15,245

Total liabilities and stockholders' equity	$34,994	$38,936

The accompanying notes are an integral part of these consolidated financial statements.

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
	(unaudited)		(unaudited)
Net sales	$13,102	$9,619	$26,011	$18,412
Cost of goods sold and related occupancy expense	6,887	5,163	13,599	9,784
Store operating costs	4,458	3,322	8,892	6,294
Other operating expenses	444	415	769	839
Marketing, general and administrative costs(1)	2,541	2,115	5,237	4,675
Depreciation and amortization	1,259	981	2,492	1,850
Store closure and lease termination costs	22	—	859	—

Operating loss	(2,509)	(2,377)	(5,837)	(5,030)
Other expenses (income)
Interest expense	224	167	489	289
Interest and miscellaneous income	(18)	(23)	(103)	(52)
Loan guarantee fee	76	180	216	315

Total other expenses	282	324	602	552

Net loss	$(2,791)	$(2,701)	$(6,439)	$(5,582)

Weighted average number of common and common equivalent share outstanding	16,272	15,635	16,222	15,632
Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.40)	$(0.36)

(1)
Including non-cash stock option compensation expense of $122,000 and $154,000 for the 13 and 26 weeks ended September 30, 2001 and $28,000 and $128,000 for the 13 and 26 weeks ended October 1, 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-six Weeks Ended
	September 30, 2001	October 1, 2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,439)	$(5,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,492	1,850
Store closure and lease termination costs	609	—
Interest expense related to warrants	55	—
Employee stock option compensation expense	154	128
Loan guarantee fee expense	209	315
Deferred lease costs	99	43
Stock issued in exchange for services	—	46
Stock options issued for services	—	16
Changes in assets and liabilities
Accounts receivable	50	(843)
Inventories	1,994	(3,112)
Prepaid expense and other assets	(523)	(733)
Accounts payable	(4,175)	(731)
Accrued liabilities	(606)	1,407
Deferred licensing revenue	10,806	—

Net cash provided by (used in) operating activities	4,725	(7,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,614)	(8,306)
Additions to intangible assets	(12)	(718)

Net cash used in investing activities	(2,626)	(9,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit	(3,000)	—
Borrowings under bank line of credit	—	3,000
Proceeds from the issuance of related party notes payable	1,250	—
Repayment of related party notes payable	(600)	—
Payments on notes payable	(335)	—
Note receivable from stockholder	601	(159)
Proceeds from the issuance of note payable	—	52
Proceeds from issuance of common stock	—	56
Proceeds from the issuance of convertible preferred stock	—	11,439
Stock issuance costs	—	(1,259)
Checks drawn in excess of bank balances	—	(1,285)

Net cash (used in) provided by financing activities	(2,084)	11,844

Net increase (decrease) in cash and cash equivalents	15	(4,376)
Cash and cash equivalents at beginning of period	408	5,059

Cash and cash equivalents at end of period	$423	$683

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of common stock in payment of liability	$250	$—
Non-cash investing and financing activities:
Equipment purchased through accounts payable	$41	$—
Issuance of common stock in payment of liability	30	—
Issuance of common stock warrants in payment of liability		1,555
Issuance of common stock to purchase property and equipment	—	158

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

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13 and 26-week periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of future financial results.

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

2.  Inventory

    Inventories consist of the following:

	September 30, 2001	April 1, 2001
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$1,615	$3,014
Roasted coffee	400	517
Other goods held for sale	637	996
Packaging and other	282	401

Total	$2,934	$4,928

3.  Bank Line of Credit

    As of September 30, 2001, the outstanding balance under the Loan Agreement was $2,500,000. Interest was charged at the prime lending rate plus 1.0% (7.0% at September 30, 2001.) The Loan Agreement and Amendment No. 1 thereto contained certain covenants and restrictions on the Company requiring, among other things, limitations on capital expenditures and certain other restrictions. The Company was not in compliance with these provisions at April 1, 2001, although the Company subsequently received a waiver from the bank. The loan was collateralized by all of the Company's assets, and guaranteed by the Company's Chairman of the Board and a director in return for a guarantee fee of one percent (1.0%) of the loan's monthly average balance. During the 13 weeks ended September 30, 2001 and October 1, 2000, in exchange for the guarantee, the Company issued options to purchase an aggregate of 37,688 and 72,289 shares of common stock with an estimated fair market value of $75,000 and $180,000 to the guarantors, respectively. The expense related to option grants has been expensed and is reflected in loan guarantee fee expense.

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

4.  Deferred Licensing Revenue

    In April 2001, Tully's granted UCC Ueshima Coffee Company, LTD an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan and received a $12,000,000 license fee. The

Company has accounted for this prepayment as deferred licensing revenue and is amortizing this liability over seven years.

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

5.  Store Closure and Lease Termination Costs

    During Fiscal 2001, the Company determined that it would not build 18 retail store locations for which leases had been signed because current projected models did not meet management's financial criteria and due to capital constraints. During the first quarter of Fiscal 2002, the Company determined that one additional store for which a lease had been signed would not be built. During the 13 weeks ended September 30, 2001, additional lease termination costs of approximately $22,000 were determined using management's best estimate, which includes undiscounted rents, broker fees, and prepaid deposits. Through November 15, 2001, ten of these 19 leases had been terminated, and termination of the remaining nine are in various stages of negotiation.

6.  Stockholders' Equity

Common Stock

    During the 13 weeks ended September 30, 2001, the Company issued 125,000 shares of common stock as part of the settlement of certain store closures. The settlement cost of $250,000 was included in store closure and lease termination costs during the first quarter of Fiscal 2002.

Convertible Promissory Note

    In connection with the convertible promissory note during Fiscal 2001, the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. At September 30, 2001, the Company had warrants outstanding to purchase 240,000 shares of common stock.

Warrants

    The Company has warrants outstanding to purchase 7,346,047 and 7,751,072 shares of common stock as of September 30, 2001 and October 1, 2000, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.09 per share.

    Additionally, the Company issued warrants for the purchase of common stock as commissions in connection with its Series B preferred stock offerings. The exercise price of these warrants is $0.33 per share. As of September 30, 2001, there are warrants outstanding to purchase 239,629 shares of common stock.

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

The tables below present information by operating segment:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
	(unaudited)		(unaudited)
	(dollars in thousands)
Revenues
Retail store operations	$10,583	$8,022	$21,244	$15,121
All other business units	2,519	1,597	4,767	3,291

Total revenues	$13,102	$9,619	$26,011	$18,412

Operating income/(loss)
Retail store operations	$(185)	$126	$(996)	$153
All other business units	628	146	1,320	282
Corporate and other expenses	(3,035)	(2,819)	(6,382)	(5,768)
Interest, net	(199)	(154)	(381)	(249)

Net loss	$(2,791)	$(2,701)	$(6,439)	$(5,582)

Depreciation and amortization
Retail store operations	$886	$644	$1,650	$1,191
All other business units	88	92	162	166
Corporate and other expenses	285	245	680	493

Total depreciation and amortization	$1,259	$981	$2,492	$1,850

    For the 13 and 26 weeks ended September 30, 2001, all other business units include the amortization of fees received under the new licensing agreement with UCC (see Note 4). Operating loss from retail store operations includes $22,000 and $859,000, for the 13 and 26 weeks ended September 30, 2001, respectively, for additional amounts required to terminate store leases identified in the prior year and also reflects the Company's settlement related to the termination of its agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores.

9.  Loss Per Common Share

    Basic loss per common share has been calculated based on the weighted-average common shares of 16,271,911 and 15,634,708 for the 13 weeks ended September 30, 2001 and October 1, 2000, respectively, and 16,221,487 and 15,631,789 for the 26 weeks ended September 30, 2001 and October 1, 2000, respectively. The Company had a net loss for all periods presented herein; therefore none of the options, warrants and convertible preferred stock outstanding during the periods presented were included in the computation of diluted loss per share as they were antidilutive.

10. Subsequent Events

    On November 8, 2001, the Company repaid the remaining balances of related party notes payable totaling $1,000,000 and related interest of approximately $5,000. The notes were due on May 7, 2002, with interest payable monthly at prime plus 1/2 percent (6.5% at September 30, 2001).

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

OVERVIEW

    Tully's fiscal year ends on the Sunday closest to March 31. The Company records its revenue and expenses on a 52-53 week period. The fiscal year ending March 31, 2002 ("Fiscal 2002") has 52 weeks.

    For the 13 and 26 weeks ended September 30, 2001, Tully's derived approximately 81% and 82% of net revenues from sales, respectively, in its Company-operated retail stores. Specialty sales, which consist of product sales to wholesale customers, office coffee service, direct mail order sales and licensing fees from licensed stores, accounted for the remaining 19% and 18% of net sales for the 13 and 26 weeks ended September 30, 2001, respectively.

    The Company's cash flow from operations is not sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. The Company has historically funded its cash flow shortfalls through the issuance of equity securities and through borrowings. During and subsequent to the 26 weeks ended September 30, 2001, the Company received a $12,000,000 license fee from UCC, $1,250,000 from the issuance of notes payable to three directors and an officer of the Company and $4,200,000 in cash and 300 shares of Tully's Coffee Japan stock in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan. During October 2001 and through November 15, 2001, the Company sold 187 shares of Tully's Coffee Japan stock with net proceeds of $989,000. As of November 15, 2001, the Company's remaining 937 shares of Tully's Coffee Japan stock had a market value of approximately $4,680,000.

    In light of current difficult economic conditions and sales trends, management is implementing changes that it expects will reduce expenses. The Company intends to focus primarily on expanding its specialty coffee sales and international licensee opportunities and open a limited number of new stores.

Results of Operations

13 WEEKS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE 13 WEEKS ENDED OCTOBER 1, 2000

Net Sales

    Net sales for the 13 weeks ended September 30, 2001 increased 36.2% to $13,102,000 from $9,619,000 for the prior year period. Retail sales increased 31.9% to $10,583,000 from $8,022,000 due primarily to the opening of new retail stores during the last year. Comparable store sales decreased by 6.1% for the 13 weeks ended September 30, 2001 compared to the prior year period due in large part to an introductory sandwich promotion that occurred in the prior year that was not in place in the current fiscal year, as well as, the aftermath of the September 11 tragedy and weak economic conditions. Comparable stores are stores open for the full period in the prior year. During the 13 weeks ended September 30, 2001, the Company opened one new store. The Company ended the period with 107 Company-operated stores in the United States compared to 88 at October 1, 2000.

    Specialty sales increased 57.7% to $2,519,000 for the 13 weeks ended September 30, 2001, compared to $1,597,000 for the prior year period. Specialty sales growth was driven primarily by the amortization of the $12,000,000 license fee pertaining to a perpetual license to use Tully's business names, trademarks, and other intellectual property rights that the Company granted to UCC, an increase in the product and fixture sales to Tully's Coffee Japan licensed stores, and, to a lesser extent, by increased sales to wholesale and coffee service accounts.

Operating Expenses

    Costs of goods sold and related occupancy expense for the 13 weeks ended September 30, 2001 increased 33.4% to $6,887,000 from $5,163,000 for the prior year period. This increase was primarily due to operating 9 more stores during the 13 weeks ended September 30, 2001, compared to the prior year period and, to a lesser extent, to specialty revenue growth from wholesale and international product sales. As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 52.6% for the 13 weeks ended September 30, 2001 from 53.7% for prior year period. This decrease was due to license fees which have high gross margins, increased sales of fixtures to licensees, and cost savings from vendor consolidations. Additionally, in the prior year period, gross margins reflect promotional costs associated with the roll-out of a new sandwich program in the stores.

    Store operating expenses for the 13 weeks ended September 30, 2001 increased 34.2% to $4,458,000 from $3,322,000 for the prior year period. Labor and other expenses from comparable stores during the 13 weeks ended September 30, 2001 generated the majority of this increase. As a percentage of net sales, store operating expenses decreased to 34.0% for the 13 weeks ended September 30, 2001 from 34.5% for the 13 weeks ended October 1, 2000.

    Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased to $444,000 for the 13 weeks ended September 30, 2001 from $415,000 for the prior year period. This was due to an increase in salaries and commissions for the domestic wholesale division during the 13 weeks ended September 30, 2001. This increase was reduced by salary and travel expenses incurred in the prior year period for the set up of the international division that were not incurred during the 13 weeks ended September 30, 2001.

    Marketing, general and administrative costs for the 13 weeks ended September 30, 2001 increased 20.2% to $2,541,000 from $2,115,000 for the prior year period. This increase was primarily due to a consulting fees incurred during the changes in executive management, an increase in the sponsorship fees, stock compensation expenses, and banking fees and other overhead fees due to the increase in the number of stores. Non-cash stock option compensation expense increased to $122,000 for the 13 weeks ended September 30, 2001 from $28,000 in the prior year period. Stock option compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. As a percent of sales, marketing, general and administrative costs for the 13 weeks ended September 30, 2001 decreased to 19.4% from 22.0% for the prior year period. This decrease is largely due to the overhead costs being allocated over a larger store and revenue base for the 13 weeks ended September 30, 2001.

    Depreciation and amortization for the 13 weeks ended September 30, 2001 was $1,259,000 compared to $981,000 for the prior year period. This increase is a result of operating 9 additional stores during the 13 weeks ended September 30, 2001 as compared to the prior year period, in addition to the additions to our new corporate headquarters and roasting plant. As a percentage of net sales, depreciation and amortization for the 13 weeks ended September 30, 2001 decreased to 9.6% for compared to 10.2% in the prior year period. This decrease was also due to the reduction of the depreciable assets from the FAS 121 adjustment recorded in Fiscal 2001.

    Store closure and lease termination costs for the 13 weeks ended September 30, 2001 was $22,000. These costs reflect the additional amounts required to terminate store leases identified in the prior year.

Interest and Other Expense (Income)

    Other expenses, net, decreased to $282,000 for the 13-week period ended September 30, 2001 compared to $324,000 for the prior year period due to lower average borrowings due to the required paydowns on the Company's bank line of credit during the 13 weeks ended September 30, 2001. (see Note 3 to the Consolidated Financial Statements).

Net Loss

    For the 13 weeks ended September 30, 2001, net operating loss was $2,791,000 a increase of $90,000 from $2,701,000 for the 13 weeks ended October 1, 2000. As a percentage of net sales, gross margins increased by 1.1%, store operating expenses decreased by 0.5%, other operating expenses decreased by 0.9%, marketing, general and administrative expense decreased by 2.6%, depreciation and amortization decreased by 0.6% and, other expenses, net, decreased by 1.2%. These improvements were more than offset by store closure and lease termination costs for the 13 weeks ended September 30, 2001, which totaled 0.2% of net sales.

26 WEEKS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE 26 WEEKS ENDED OCTOBER 1, 2000

Net Sales

    Net sales for the 26 weeks ended September 30, 2001 increased 41.3% to $26,011,000 from $18,412,000 for the prior year period. Retail sales increased 40.5% to $21,244,000 from $15,121,000 due primarily to the opening of new retail stores during the last year. Comparable store sales decreased by 3.8% for the 26 weeks ended September 30, 2001 compared to the prior year period. Comparable stores are stores open for the full period in the prior year. During the 26 weeks ended September 30, 2001, the Company opened one new store. The Company ended the period with 107 Company-operated stores in the United States compared to 88 at October 1, 2000.

    Specialty sales increased 44.8% to $4,767,000 for the 26 weeks ended September 30, 2001, compared to $3,291,000 for the prior year period. Specialty sales growth was driven primarily by the amortization of the $12,000,000 license fee pertaining to a perpetual license to use Tully's business names, trademarks, and other intellectual property rights that the Company granted to UCC, an increase in the product and fixture sales to Tully's Coffee Japan licensed stores, and, to a lesser extent, by increased sales to wholesale and coffee service accounts.

Operating Expenses

    Costs of goods sold and related occupancy expense for the 26 weeks ended September 30, 2001 increased 39.0% to $13,599,000 from $9,784,000 for the prior year period. This increase was primarily due to operating 29 more stores during the 26 weeks ended September 30, 2001, compared to the prior year period and, to a lesser extent, to specialty revenue growth from wholesale and international product sales. As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 52.3% for the 26 weeks ended September 30, 2001 from 53.1% for prior year period. This decrease was due to license fees which have high gross margins, increased sales of fixtures to licensees, and cost savings from vendor consolidations. Additionally, in the prior year period, gross margins reflect promotional costs associated with the roll-out of a new sandwich program in the stores.

    Store operating expenses for the 26 weeks ended September 30, 2001 increased 41.3% to $8,892,000 from $6,294,000 for the prior year period. Labor and other expenses from comparable stores during the 26 weeks ended September 30, 2001 generated the majority of this increase. As a percentage of net sales, store operating expenses remained constant at 34.2% for 26 weeks ended September 30, 2001 and for the 26 weeks ended October 1, 2000.

    Other operating expenses (expenses associated with all operations other than Company-owned retail stores) decreased to $769,000 for the 26 weeks ended September 30, 2001 from $839,000. This was due to an increase in salaries and commissions for the domestic wholesale division during the 26 weeks ended September 30, 2001. This increase was reduced by salary and travel expenses incurred in the prior year period for the set up of the international division that were not incurred during the 26 weeks ended September 30, 2001.

    Marketing, general and administrative costs for the 26 weeks ended September 30, 2001 increased 12.0% to $5,237,000 from $4,675,000 for the prior year period. This increase was primarily due to an increase in consulting fees incurred during the changes in executive management, an increase in sponsorship fees, stock compensation expenses, and banking fees and other overhead fees due to the increase in the number of stores. As a percent of sales, marketing, general and administrative costs for the 26 weeks ended September 30, 2001 decreased to 20.1% from 25.4% for the prior year period. This decrease is largely due to the overhead costs being allocated over a larger store and revenue base for the 26 weeks ended September 30, 2001.

    Depreciation and amortization for the 26 weeks ended September 30, 2001 was $2,492,000 compared to $1,850,000 for the prior year period. This increase is a result of operating 29 additional stores during the 26 weeks ended September 30, 2001 as compared to the prior year period. As a percentage of net sales, depreciation and amortization for the 26 weeks ended September 30, 2001 decreased to 9.6% compared to 10.1% in the prior year period. This decrease was also due to the reduction of the depreciable assets from the FAS 121 adjustment recorded in Fiscal 2001.

    Store closure and lease termination costs for the 26 weeks ended September 30, 2001 was $859,000. These costs reflect the additional amounts required to terminate store leases identified in the prior year and the Company's settlement related to the termination of its agreement with a grocery store chain to build and operate retail stores in certain of its grocery stores. As part of this settlement, the Company closed six retail stores in September 2001 and issued 125,000 shares of the Company's common stock in payment of this liability. (see Note 6 to the Consolidated Financial Statements).

Interest and Other Expense (Income)

    Other expenses, net, increased to $602,000 for the 26-week period ended September 30, 2001 compared to $552,000 for the prior year period due to higher average borrowings during the first quarter of Fiscal 2002 as compared to the prior year period. This higher interest expense was reduced during the 13 weeks ended September 30, 2001 due to the required paydowns on the Company's bank line of credit. (see Note 3 to the Consolidated Financial Statements).

Net Loss

    For the 26 weeks ended September 30, 2001, net operating loss was $6,439,000 an increase of $857,000 from $5,582,000 for the 26 weeks ended October 1, 2000. As a percentage of net sales, gross margins increased by 0.8%, store operating expenses remained constant, other operating expenses decreased by 1.6%, marketing, general and administrative expense decreased by 5.3%, depreciation and amortization decreased by 0.5%, and other expenses, net, decreased by 0.7%. These improvements were more than offset by store closure and lease termination costs for the 26 weeks ended September 30, 2001, which totaled 3.3% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company ended the period with $423,000 in cash and cash equivalents. Working capital deficit at September 30, 2001 was $5,915,000 as compared to a working capital deficit of $12,348,000 at April 1, 2001, for a net change of $6,433,000. Cash and cash equivalents increased by $15,000 during the 26-week period ended September 30, 2001.

    Cash provided by operating activities for the 26 weeks ended September 30, 2001 was $4,725,000, resulting primarily from a net loss before non-cash charges of $2,821,000, which was then adjusted for the amortization of the $12,000,000 deferred license fee received from our licensor, and the decrease for payments of accounts payables and accrued expenses of $4,781,000, coupled with a decrease in inventory levels of $1,994,000. The increase in prepaid expenses and other assets was largely due to the payment of marketing expenses related to our sponsorship agreements during the 26 weeks ended September 30, 2001.

    Cash used in investing activities for the 26 weeks ended September 30, 2001 totaled $2,626,000. These investments included approximately $2,349,000 in payment of certain remaining costs related to Fiscal 2001 store construction work, capital improvements to existing stores and to the Company's administrative facilities. Subsequent to September 30, 2001, the Company paid an additional $41,000 related to Fiscal 2001 costs.

    Cash used in financing activities for the 26 weeks of September 30, 2001 totaled $2,084,000. These activities included the loan repayments of $3,000,000 on the bank line of credit, the $600,000 repayment of a related party note payable, and $335,000 for payments on other notes payable, offset by $1,250,000 received from issuance of notes payable to three directors and an officer of the Company. Additionally, there was $601,000 received from the note receivable from stockholder.

    The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of November 15, 2001, the Company had approximately $111,000 in fixed-price purchase commitments. The Company believes that the risk of non-delivery on these purchase commitments is remote.

    Cash requirements for Fiscal 2002, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new Company-owned retail stores. Management believes that the Company's receipt of the $12,000,000 UCC licensing fee received in April 2001, the $1,250,000 received from issuance of notes payable to three directors and an officer of the Company and the $4,200,000 received from Tully's Coffee Japan on October 1, 2001 in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan will provide adequate resources to meet its fiscal 2002 operating requirements. During October 2001 and through November 15, 2001, the Company sold 187 shares of Tully's Coffee Japan stock, with net proceeds of $989,000. In addition, the

Company may continue to sell all or a portion of its shares in Tully's Coffee Japan, of which the Company's remaining 937 shares at November 15, 2001, had a market value of approximately $4,680,000. There is no assurance that such funds would still be available at such time. The Company has historically funded its capital requirements principally through the issuance of equity and debt securities and through borrowings, but there is no assurance that such financing, if needed, would be available on satisfactory terms or at all. In the event that current funds are depleted and other funding sources are not available, the Company would need to further modify or discontinue its growth plans and new store construction and reduce marketing, general and administrative costs related to its growth plans.

    In November 2001, the Company repaid the related party notes payable of $1,000,000.

Financing

    The Company had a bank loan totaling $6,000,000 of which $2,500,000 was outstanding at September 30, 2001. On October 1, 2001, the Company repaid the remaining balance of its indebtedness under the loan. The interest rate on this loan was prime plus 1 percent and was at 7.0% at September 30, 2001. This loan was secured by the assets of the Company, and was guaranteed by the Company's Chairman of the Board and by a director. These guarantees assisted the Company in obtaining more favorable terms on its bank line than would have otherwise been the case given that the Company's cash from operations is not sufficient to fund its operations currently.

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

ITEM 2.  CHANGES IN SECURITIES

    During the 13 weeks ended September 30, 2001, the Company granted options to purchase an aggregate of 22,500 shares of its common stock to 10 directors pursuant to the Company's Amended and Restated 1994 Stock Option Plan at an exercise price of $0.01 per share in consideration for services rendered.

    During the 13 weeks ended September 30, 2001, Tully's granted options to purchase an aggregate of 37,688 shares of its common stock to its Chairman of the Board and to a director in consideration for their personal guarantees of the Company's bank line of credit.

    During the 13 weeks ended September 30, 2001, the Company issued 4,751 shares of its common stock to 2 employees and one director upon exercise of their options.

    During the 13 weeks ended September 30, 2001, the Company issued 125,000 shares of its common stock as settlement for the termination of a grocery store agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      None

  (b)
  Current Reports on Form 8-K

    The following Form 8-K was filed by the Company during the 13 weeks ended September 30, 2001:

    Form 8-K, dated July 16, 2001—Item 5—Other Events, related to announcing that Jamie Colbourne stepped down as President, Chief Executive Officer and Director and has been replaced, on an interim basis, by Marc Evanger.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 20, 2001.

TULLY'S COFFEE CORPORATION
By:	/s/ KIMBERLY J. BEACH Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer

QuickLinks

TULLY'S COFFEE CORPORATION Form 10-Q For the Quarterly Period Ended September 30, 2001 Index
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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE