Form 10-Q
period 2001-12-30
TULLYS COFFEE CORP
filed 2002-02-13
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Title of Each Class)	16,309,364 Number of Shares Outstanding at January 31, 2001

TULLY'S COFFEE CORPORATION
Form 10-Q
For the Quarterly Period Ended December 30, 2001

Index

        Unless the context requires otherwise, "Tully's," "Company," "we," "our" and "us" includes Tully's Coffee Corporation and its affiliates.

Statement About Forward-Looking Statements

        We make forward-looking statements in this document that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the Company's financial condition, operations, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward-looking statements. Events or factors which could cause our actual results to differ materially from those projected in our forward-looking statements include, but are not limited to, those discussed below in—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results."

        You should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 30, 2001	April 1, 2001
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,544	$408
Accounts receivable, net of allowance for doubtful accounts of $521 and $652, respectively	1,247	884
Other receivables	—	195
Inventories	2,784	4,928
Investments	2,478	—
Prepaid expenses	666	293

Total current assets	8,719	6,708
Property and equipment, net	23,673	26,345
Goodwill, net	3,689	4,101
Other intangible assets, net	1,115	1,248
Other assets	383	534

Total assets	$37,579	$38,936

Liabilities And Stockholders' Equity
Current liabilities
Current portion of long-term debt	$391	$515
Bank line of credit	—	5,500
Accounts payable	1,128	7,664
Accrued liabilities	3,950	5,027
Related party notes payable	—	350
Current portion of deferred licensing revenue	1,656	—

Total current liabilities	7,125	19,056
Long-term debt, net of current portion	143	210
Capital lease obligation	138	168
Deferred lease costs	2,132	2,006
Convertible promissory note, net of discount	2,675	2,251
Deferred licensing revenue, net of current portion	14,602	—

Total liabilities	26,815	23,691

Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized; 4,990,709 issued and outstanding, stated value of $2.50 and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,309,364 and 16,166,037 shares issued and outstanding at December 30, 2001 and April 1, 2001, respectively	9,262	8,980
Note receivable from stockholder	—	(601)
Additional paid-in capital	25,934	25,545
Accumulated deficit	(70,625)	(64,228)
Accumulated other comprehensive income	644	—

Total stockholders' equity	10,764	15,245

Total liabilities and stockholders' equity	$37,579	$38,936

        The accompanying notes are an integral part of these consolidated financial statements.

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 30, 2001		December 31, 2000	December 30, 2001	December 31, 2000
	(unaudited)			(unaudited)
Net sales		$13,244	$11,453	$39,255	$29,865
Cost of goods sold and related occupancy expense		6,772	5,543	20,107	14,987
Store operating costs		4,411	4,034	13,420	10,378
Other operating expenses		679	436	1,458	1,319
Marketing, general and administrative costs (1)		2,387	2,873	7,763	7,794
Depreciation and amortization		1,153	1,135	3,645	2,985
Store closure and lease termination costs		226	573	1,085	573

Operating loss		(2,384)	(3,141)	(8,223)	(8,171)
Other (expenses) income
Interest expense		(165)	(190)	(654)	(479)
Gain on sale of investments		2,589	—	2,589	—
Interest and miscellaneous income		2	7	106	59
Loan guarantee fee expense		—	(180)	(216)	(495)

Total other income (expenses)		2,426	(363)	1,825	(915)

Net income (loss)		$42	$(3,504)	$(6,398)	$(9,086)

Net income (loss) per share—basic	$	*	$(0.22)	$(0.39)	$(0.58)
Weighted average shares—basic		16,309	15,807	16,248	15,691

Net income (loss) per share—diluted	$	*	$(0.22)	$(0.39)	$(0.58)
Weighted average shares—diluted		45,717	15,807	16,248	15,691

*  Less than $0.01

(1)
Includes non-cash stock option compensation expense of $25,000 and $179,000 for the 13 and 39 weeks ended December 30, 2001, respectively, and $422,000 and $550,000 for the 13 and 39 weeks ended December 31, 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-nine Weeks Ended
	December 30, 2001	December 31, 2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,398)	$(9,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,645	2,985
Store closure and lease termination costs	835	573
Provision for doubtful accounts	—	124
Interest expense related to warrants	424	21
Employee stock option compensation expense	179	550
Loan guarantee fee expense	209	495
Deferred lease costs	126	79
Stock issued in exchange for services	—	90
Stock options issued for services	—	16
Realized gain on sale of investments	(2,589)	—
Changes in assets and liabilities
Accounts receivable	(361)	(1,129)
Inventories	2,144	(2,719)
Prepaid expenses and other assets	94	(682)
Accounts payable	(4,145)	941
Accrued liabilities	(1,299)	661
Deferred licensing revenue	14,487	—

Net cash provided by (used in) operating activities	7,351	(7,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,141)	(12,480)
Additions to other intangible assets	(12)	(1,329)
Proceeds from sale of investments	2,709	—

Net cash used in investing activities	(444)	(13,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit	(5,500)	—
Borrowings under bank line of credit	—	3,000
Repayment of related party notes payable	(1,250)	—
Proceeds from related party notes payable	900	—
Payments on long-term debt	(525)	(261)
Note receivable from stockholder	601	(199)
Proceeds from the issuance of note payable	—	513
Proceeds from issuance of common stock	—	6
Proceeds from exercise of stock options	3	—
Proceeds from the issuance of convertible promissory note and warrants	—	3,000
Proceeds from the issuance of convertible preferred stock	—	12,262
Stock issuance costs	—	(849)
Exercise of common stock warrants	—	53
Checks drawn in excess of bank balances	—	(1,284)

Net cash (used in) provided by financing activities	(5,771)	16,241

Net increase (decrease) in cash and cash equivalents	1,136	(4,649)
Cash and cash equivalents at beginning of period	408	5,058

Cash and cash equivalents at end of period	$1,544	$409

The accompanying notes are an integral part of these consolidated financial statements.

TULLY'S COFFEE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(dollars in thousands)

	Thirty-nine Weeks Ended
	December 30, 2001	December 31, 2000
	(unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Issuance of common stock in payment of accrued liabilities	$280	$—
Available-for-sale securities received for deferred licensing revenue	1,771	—
Insurance premiums financed through note payable	304	—
Equipment purchased through accounts payable	2,390	1,108
Issuance of common stock warrants in payment of liability	—	1,555
Notes payable in connection with Tri-Brand asset purchase	—	498
Accrued liability for warrants or preferred stock to be issued for commissions	—	586
Issuance of common stock to purchase property and equipment	—	124

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

        The Company's fiscal year ends on the Sunday closest to March 31. The fiscal years ending March 31, 2002 ("Fiscal 2002") and March 30, 2003 ("Fiscal 2003") will both include 52 weeks. The fiscal year ended April 1, 2001 ("Fiscal 2001") included 52 weeks.

        The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13 and 39-week periods ended December 30, 2001 and December 31, 2000, respectively, are not necessarily indicative of future financial results.

        Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for Fiscal 2001 included in our annual report on Form 10-K, SEC File No. 0-26829.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations. SFAS 141 is effective for all business combinations for which the date of acquisition is July 1, 2001, or later. The Company has adopted SFAS 141 and determined that SFAS 141 did not have an effect on the results of operations, financial position or cash flows.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." ("SFAS 142"). SFAS 142 requires companies to cease amortizing goodwill and other intangible assets with indefinite lives. The amortization of existing goodwill will cease for the Company on March 31, 2002. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The test for goodwill impairment under the new standard will begin for the Company for the fiscal year beginning April 1, 2002, and could have an adverse non-cash effect on our future results of operations and financial position, if an impairment occurs.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company intends to adopt this statement no later than the fiscal year beginning March 31, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The Company intends to adopt this statement for the fiscal year beginning April 1, 2002. The Company is currently assessing the impact of this statement on its results of operations and financial position.

Reclassifications

        Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.    Liquidity

        For the 39 weeks ended December 30, 2001, the Company had a net loss of $6,398,000 and used $7,136,000 for cash operating activities, excluding $14,487,000 representing the unamortized portion of the license fee payments. The Company ended the period at December 30, 2001 with $1,544,000 in cash and cash equivalents and working capital of $1,594,000, an improvement of $1,136,000 and $13,942,000 in cash and cash equivalents and working capital, respectively, during the 39 weeks ended December 30, 2001.

        Cash requirements for Fiscal 2002, other than normal operating expenses and the coffee commitments described in Note 3, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new Company-owned retail stores. Through December 30, 2001, the Company sold 540 shares of Tully's Coffee Japan common stock, with net proceeds of $2,709,000. In addition, the Company may continue to sell all or a portion of its shares in Tully's Coffee Japan, of which the Company's remaining 584 shares, at December 30, 2001, had a market value of approximately $2,478,000. Subsequent to December 30, 2001, the Company sold an additional 19 shares of Tully's Coffee Japan common stock for net proceeds to the Company of $75,000. On January 31, 2002, the Company's had 565 shares of Tully's Coffee Japan common stock remaining with a market value of approximately $2,022,000. The market value of stock in Tully's Coffee Japan may fluctuate and the price at which the Company ultimately sells these share may be significantly less than their current value.

        Since inception, the Company has historically funded its capital requirements principally through the issuance of equity and debt securities, borrowings, and the sale of Tully's Coffee Japan common stock and fees from licenses. The Company's short-term and long-term capital requirements depend on many factors including, but not limited to our overall performance and growth plans. Management believes that cash on hand, further sales of Tully's Coffee Japan common stock, if necessary, and cash generated through operations will provide adequate resources to meet its operating requirements for the next twelve months. There is no assurance that such financing, if needed, would be available on satisfactory terms or at all. In the event that current funds are depleted and other funding sources are not available, the Company would need to further modify or discontinue its growth plans and new store construction and reduce marketing, general and administrative costs related to its growth plans.

        The Company anticipates achieving positive cash flow from operations in the first quarter of Fiscal 2003 by: 1) reducing corporate overhead expenses, 2) improved results from retail operations through the closure of unprofitable stores, 3) negotiating further rent concessions, 4) increasing sales through new product offerings, 5) improved costs of sales and management of labor costs; and 6) continuing to leverage the Tully's brand through increased specialty sales in wholesale and international channels.

3.    Inventories

        Inventories consist of the following:

	December 30, 2001	April 1, 2001
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$1,353	$3,014
Roasted coffee	495	517
Other goods held for sale	700	996
Packaging and other	236	401

Total	$2,784	$4,928

        As of December 30, 2001, the Company had approximately $508,000 in fixed-price purchase commitments for green coffee. There were no additional fixed-price purchase commitments for green coffee as of January 31, 2002.

4.    Investments

        Investments consist of available-for-sale securities, which are subject to significant risk of changes in value. The Company's investment balance consists of the common stock of Tully's Coffee Japan (See Note 6). Management determines the appropriate classification of these securities at the time of acquisition and reevaluates such designation at each balance sheet date. Investments, which have been classified as a current asset, represent securities which management anticipates will be sold within the next twelve months. Investments are denominated in Japanese yen and are translated at the exchange rate on the balance sheet date. Gains from the sales of securities are calculated based on the first-in, first-out basis. Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a component of comprehensive income (loss) (See Note 12).

        During the 39 weeks ended December 30, 2001, the Company sold 540 shares of Tully's Coffee Japan common stock for net proceeds of $2,709,000. On December 30, 2001, the Company had 584 shares in Tully's Coffee Japan common stock with a market value of approximately $2,478,000. Through January 31, 2002, the Company sold an additional 19 shares of Tully's Coffee Japan common stock. On January 31, 2002, the Company had 565 shares of Tully's Coffee Japan common stock remaining with a market value of approximately $2,022,000.

5.    Bank Line of Credit

        On October 1, 2001, the Company repaid all outstanding borrowings under the bank line-of-credit and canceled the related loan agreement.

        On November 8, 2001, the Company repaid the remaining balances of related party notes payable totaling $1,000,000 and related interest of approximately $5,000. The notes were originally due on May 7, 2002, with interest payable monthly at prime plus 1.0 percent.

6.    Deferred Licensing Revenue

        In April 2001, Tully's granted UCC Ueshima Coffee Company, LTD ("UCC") an exclusive, perpetual license to use Tully's business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over seven years, the term of the prepaid royalties under the agreement.

        On October 1, 2001, the Company received $4,200,000 in cash and 300 shares of Tully's Coffee Japan common stock, (valued at $1,771,000 on that date) in connection with expansion of its licensing agreement with Tully's Coffee Japan. This new agreement, dated October 1, 2001, includes roasting and wholesale rights throughout Japan and will allow Tully's Coffee Japan to be the exclusive wholesaler of Tully's coffee in Japan. The agreement also allows Tully's Coffee Japan to roast coffee in Japan, which will provide more efficient delivery at a lower cost. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over fifteen years, the expected life of the agreement.

7.    Store Closure and Lease Termination Costs

        During Fiscal 2001, the Company determined that it would not build certain retail store locations for which leases had been signed because the projected profitability did not meet management's financial criteria and due to capital constraints. As of January 31, 2002, the Company has closed 12 store locations. During the 13 weeks ended December 30, 2001, approximately $226,000 was recorded for store closure and lease termination costs for undiscounted rents and the write-off of related store assets related to the closure of three operating stores. Through the 39 weeks ended December 30, 2001, store closure and lease termination costs totaled $1,085,000.

8.    Stockholders' Equity

Warrants

        The Company had warrants outstanding to purchase 7,825,676 and 7,686,832 shares of common stock as of December 30, 2001 and December 31, 2000, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.09 per share.

Convertible Promissory Note Warrants

        In accordance with the terms of the convertible promissory note issued in December 2000, on each January 2nd until the promissory note is converted or repaid, the Company grants warrants to purchase common stock in lieu of interest. On January 2, 2002, the Company granted warrants to purchase 240,000 shares of common stock, in lieu of interest for calendar 2002, in accordance with the terms of the promissory note.

9.    Commitments and Contingencies

Purchase Commitments

        From time-to-time, Tully's may enter into forward commitments for the purchase of green, or unroasted coffee that may only be available in small quantities. Rotating the coffee selections enables the Company to provide customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully's contracts for future delivery of green coffee to help ensure adequacy of its supply. The Company believes, based on its past relationships with its suppliers, the risk of loss on non-delivery on such purchase commitments is remote. Such contracts are generally short-term in nature and the Company believes that their cost approximates fair market value.

Contingencies

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company is not aware of any pending legal proceedings, which, in the opinion of management, would adversely affect future results of operations, financial condition or cash flow.

10.    Segment Reporting

        The Company presents segment information in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information,", which established reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

        The Company is organized into two business units: retail store operations and specialty sales, which include domestic and international wholesale, office coffee service, mail order sales, royalty and licensing fees. The specialty sales business unit is aggregated due to the similarity of the end user, products sold and economic characteristics. Corporate and other expenses include general and administrative expenses, depreciation and amortization related to the corporate headquarters and roasting facility and amortization of other intangible assets.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to Consolidated Financial Statements in the Fiscal 2001 Annual Report on Form 10-K. Operating income/(loss) represents earnings before interest income and expense.

        The tables below present information by operating segment:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
	(unaudited)		(unaudited)
	(dollars in thousands)
Revenues
Retail store operations	$10,604	$10,097	$31,797	$25,192
All other business units(1)	2,640	1,356	7,458	4,673

Total revenues	$13,244	$11,453	$39,255	$29,865

Operating income/(loss)
Retail store operations(2)	$46	$740	$782	$1,256
All other business units	602	89	1,921	388
Corporate and other expenses(2)	(2,990)	(4,150)	(11,095)	(10,298)
Interest, net(3)	2,384	(183)	1,994	(432)

Net income (loss)	$42	$(3,504)	$(6,398)	$(9,086)

Depreciation and amortization
Retail store operations	$831	$767	$2,481	$1,958
All other business units	52	78	214	227
Corporate and other expenses	270	290	950	800

Total depreciation and amortization	$1,153	$1,135	$3,645	$2,985

(1)
For the 13 and 39 weeks ended December 30, 2001, all other business units include the amortization of fees received under the agreements with UCC and Tully's Coffee Japan (See Note 6). There were no such transactions during the 13 and 39 weeks ended December 31, 2000.

(2)
Operating loss from corporate and other business expenses includes $226,000 and $573,000 for the 13 weeks ended December 30, 2001 and December 31, 2000, respectively and $1,085,000 and $573,000 for the 39 weeks ended December 30, 2001 and December 31, 2000, respectively, for amounts required to close stores and terminate store leases during the respective periods. Certain reclassifications were made from operating income (loss) from retail store operations to corporate and other business expenses for the 13 and 39 weeks ended December 31, 2000 to conform to the current year classifications and have no impact on net loss or financial position.

(3)
Interest and other, net includes $2,589,000 for the realized gain from the sale of Tully's Coffee Japan common stock during the 13 and 39 weeks ended December 30, 2001. There were no such transactions during the 13 and 39 weeks ended December 31, 2000.

11.    Net Income (Loss) Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income(loss) per share is computed by dividing net income(loss) by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents. The following table sets forth a reconciliation of the numerator and denominators of the basic and diluted net income (loss) per share computation:

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 30, 2001		December 31, 2000	December 30, 2001	December 31, 2000
	(unaudited)			(unaudited)
	(dollars in thousands, except per share data)
Numerator:
Net income (loss)—basic and diluted		$42	$(3,504)	$(6,398)	$(9,086)
Denominator:
Weighted average shares outstanding—basic		16,309	15,807	16,248	15,691
Dilutive effect of common shares from stock options		1,565	—	—	—
Dilutive effect of convertible preferred shares		20,369	—	—	—
Dilutive effect of common shares from warrants		7,474	—	—	—

Weighted average shares outstanding—diluted		45,717	15,807	16,248	15,691

Net income (loss) per share—basic	$	*	$(0.22)	$(0.39)	$(0.58)

Net income (loss) per share—diluted	$	*	$(0.22)	$(0.39)	$(0.58)

        *  Less than $0.01

        The Company has granted options, warrants, convertible preferred stock and convertible debt. These instruments may have a dilutive effect on the calculation of earnings or loss per share. All such instruments were excluded from the computation of diluted loss per share for the 13 and 39 weeks ended December 31, 2000 and the 39 weeks ending December 30, 2001 because the effect of these instruments on the calculation would have been antidilutive.

        Options with an exercise price greater than the average market price for the 13 weeks ended December 30, 2001 were not included in the computation of diluted earnings per share. These options totaled 800,846. The 240,000 shares of common stock from the assumed conversion of the convertible debt were also not included in the computation of diluted earnings per share for the 13 weeks ending December 30, 2001 because the effect would have been antidilutive.

12.    Comprehensive Income (Loss)

        Other comprehensive income consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. The balances are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30, 2001	December 31, 2000	December 30, 2001	December 31, 2000
	(unaudited)		(unaudited)
	(dollars in thousands, except per share data)
Net income (loss)	$42	$(3,504)	$(6,398)	$(9,086)
Unrealized holding gains/(losses) on available-for-sale securities	3,233	—	3,233	—
Reclassification adjustment for net (gains)/losses realized in earnings	(2,589)	—	(2,589)	—

Net unrealized gain	644	—	644	—

Total comprehensive income (loss)	$686	$(3,504)	$(5,754)	$(9,086)

        Because of the Company's net operating losses, no tax expense (benefit) has been allocated to other comprehensive income.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Litigation Reform Act of 1995

        We believe that certain statements herein, including those related to anticipated store openings, planned capital expenditures, projected goodwill amortization and trends in or expectations regarding the Company's operations, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans for expansion, the impact of competition, general economic conditions and the September 11, 2001 tragedy's effect and its aftermath, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in "Factors That May Affect Our Future Results." The cautionary statements made in this section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

        The following information should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in the Company's Fiscal 2001 Annual Report on Form 10-K. This analysis is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

        Tully's fiscal year ends on the Sunday closest to March 31. The Company records its revenue and expenses on a 52-53 week period. The fiscal years ending April 1, 2001 ("Fiscal 2001"), March 31, 2002 ("Fiscal 2002") and March 30, 2003 ("Fiscal 2003") have 52 weeks.

        For the 13 and 39 weeks ended December 30, 2001, Tully's derived approximately 80.1% and 81.0% of net revenues from sales, respectively, in its Company-owned retail stores. Specialty sales, which consist of product sales to international and wholesale customers, office coffee service, direct mail order sales and royalty and licensing fees from licensed stores, accounted for the remaining 19.9% and 19.0% of net sales for the 13 and 39 weeks ended December 30, 2001, respectively.

        The Company had net income of $42,000 for the 13 weeks ended December 30, 2001. This was due to $2,589,000 in gains from the sale of a portion of its Tully's Coffee Japan common stock offset by losses from operations. Since inception, the Company's cash flow from operations has not been sufficient to cover operating expenses. The Company has funded its cash flow shortfalls through the issuance of equity securities, borrowings, sales of Tully's Coffee Japan common stock and fees from licenses. During the 39 weeks ended December 30, 2001, the Company received a $12,000,000 license fee from UCC, $1,250,000 from the issuance of notes payable to three directors and an officer of the Company and $4,200,000 in cash and 300 shares of Tully's Coffee Japan common stock in connection with the amendment of the Company's license and supply agreements with Tully's Coffee Japan. During the 39 weeks ended December 30, 2001, the Company sold 540 shares of Tully's Coffee Japan common stock with net proceeds of $2,709,000. As of January 31, 2002, the Company sold an additional 19 shares and the remaining 565 shares of Tully's Coffee Japan common stock had a market value of approximately $2,022,000.

        In light of current difficult economic conditions and sales trends, management is implementing changes that it expects will reduce expenses. The Company intends to focus primarily on expanding its specialty sales through wholesale accounts, especially in supermarkets and food service channels. The Company also plans on pursuing domestic and international licensee and joint venture opportunities while opening a limited number of new stores.

RESULTS OF OPERATIONS

13 Weeks Ended December 30, 2001 Compared With The 13 Weeks Ended December 31, 2000

Net Sales

        Net sales for the 13 weeks ended December 30, 2001 increased 15.6% to $13,244,000 from $11,453,000 for the prior year period. Retail sales increased 5.0% to $10,604,000 from $10,097,000 due primarily to the opening of new retail stores during the last year. Comparable store sales decreased by 8.9% for the 13 weeks ended December 30, 2001 compared to the prior year period due in part to the general decline in the economy and the September 11, 2001 tragedy, resulting in office vacancies and reduced tourism in areas where our stores are located. Comparable stores are stores open for the full period in the prior and current period. During the 13 weeks ended December 30, 2001, the Company opened one new store and closed one store. The Company ended the period with 107 Company-operated stores in the United States compared to 112 at December 31, 2000.

        Specialty sales increased 94.7% to $2,640,000 for the 13 weeks ended December 30, 2001, compared to $1,356,000 for the prior year period due primarily to growth in international and wholesales. Specialty sales growth was driven primarily by the amortization of the $12,000,000 license fee pertaining to a perpetual license to use Tully's business names, trademarks and other intellectual property rights that the Company granted to UCC and the amortization related to the $5,971,000 license fee received in connection with the roasting and wholesale agreement with Tully's Coffee Japan, of which approximately $514,000 on a combined basis, accounted for 3.9% of net sales. Additionally, product and fixture sales to Tully's Coffee Japan licensed stores increased 44.8% as compared to the 13 weeks ended December 31, 2000. Sales to wholesale and coffee service accounts increased 10.5% for the same period.

Operating Expenses

        Costs of goods sold and related occupancy expense for the 13 weeks ended December 30, 2001 increased 22.2% to $6,772,000 from $5,543,000 for the prior year period. This increase was primarily due to operating more stores, 28 more of which were operating during the entire 13 weeks ended December 30, 2001, higher occupancy expenses compared to the prior year, and specialty sales revenue growth from international product sales with higher product costs. As a percentage of net sales, cost of goods sold and related occupancy expense increased to 51.1% for the 13 weeks ended December 30, 2001 from 48.4% for prior year period. This increase was primarily due to the decrease in same store sales and higher occupancy expenses related to stores opened in Fiscal 2001 now included for the full period in Fiscal 2002. In addition, during Fiscal 2002, a larger portion of sales are from international product sales which reflects a lower margin, offset in part by the amortization of international license fees included in sales during the 13 weeks ended December 30, 2001.

        Store operating expenses for the 13 weeks ended December 30, 2001 increased 9.3% to $4,411,000 from $4,034,000 for the prior year period. Labor and other expenses from comparable stores during the 13 weeks ended December 30, 2001 generated the majority of this increase. As a percentage of net sales, store operating expenses decreased to 33.3% for the 13 weeks ended December 30, 2001 from 35.2% for the 13 weeks ended December 31, 2000, due primarily to cost savings initiatives implemented at the stores, including lower expenses associated with store openings.

        Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased to $679,000 for the 13 weeks ended December 30, 2001 from $436,000 for the prior year period. This was due to an increase in salaries, commissions and slotting/brokerage fees for the domestic and international wholesale divisions.

        Marketing, general and administrative costs for the 13 weeks ended December 30, 2001 decreased 16.9% to $2,387,000 from $2,873,000 for the prior year period. This decrease was primarily due to the reduction of non-cash stock option compensation expense to $25,000 for the 13 weeks ended December 30, 2001 from $422,000 in the prior year period. Stock option compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. As a percent of sales, marketing, general and administrative costs for the 13 weeks ended December 30, 2001 decreased to 18.0% from 25.1% for the prior year period. This decrease was largely due to the overhead costs being allocated over a larger revenue base for the 13 weeks ended December 30, 2001, a decrease in stock compensation expense of $397,000 and a reduction of overhead costs due to the closure of the San Francisco roasting plant and warehouse in December 2000.

        Depreciation and amortization for the 13 weeks ended December 30, 2001 was $1,153,000 compared to $1,135,000 for the prior year period. This increase is a result of additions to our corporate headquarters and roasting plant, operating more stores during the entire 13-week period and offset by the reduction of depreciation of closed stores.

        Store closure and lease termination costs for the 13 weeks ended December 30, 2001 were $226,000 and primarily related to the closing of three operating stores during the 13-week period. These costs included undiscounted rents and the write off of one of the related store assets. Certain of these related store assets were identified and reserved for in the prior year. This compares to $573,000 in the prior year period which related primarily to the closure of one store and the costs associated with the move of the roasting plant from California to its current plant location in Seattle.

Other (Expenses) Income

        Other (expenses) income, net, increased to an income amount of $2,426,000 for the 13-week period ended December 30, 2001 compared to an expense of $363,000 for the prior year period due primarily to realized gains of approximately $2,589,000 recorded in the current period resulting from the sale of certain shares of the Company's Tully's Coffee Japan common stock during the 13 weeks ended December 30, 2001. (See Note 4 to the Consolidated Financial Statements). Additionally, there was a decrease in loan guarantee fees of $180,000 due to the repayment by the Company of the underlying debt on October 1, 2001.

Net Income (Loss)

        Operating losses decreased $757,000 for the 13 weeks ended December 30, 2001 as compared to the prior year period due to the reasons stated above. This improvement, along with the gain of approximately $2,589,000 from the sale of the Company's Tully's Coffee Japan common stock, resulted in net income of $42,000, an increase of $3,546,000 from a net loss of $3,504,000 for the 13 weeks ended December 31, 2000. Because of the Company's net operating losses, no tax expense (benefit) has been allocated to net income or loss.

39 Weeks Ended December 30, 2001 Compared With The 39 Weeks Ended December 31, 2000

Net Sales

        Net sales for the 39 weeks ended December 30, 2001 increased 31.4% to $39,255,000 from $29,865,000 for the prior year period. Retail sales increased 26.2% to $31,797,000 from $25,192,000 due primarily to the opening of new retail stores during the last year. Comparable store sales decreased 5.4% for the 39 weeks ended December 30, 2001 compared to the prior year period due in part to the general decline in the economy and the September 11, 2001 tragedy, resulting in office vacancies and reduced tourism in areas where our stores are located. Comparable stores are stores open for the full period in the prior and current period. During the 39 weeks ended December 30, 2001, the Company opened two new stores and closed nine stores. The Company ended the period with 107 Company-operated stores in the United States compared to 112 at December 31, 2000.

        Specialty sales increased 59.6% to $7,458,000 for the 39 weeks ended December 30, 2001, compared to $4,673,000 for the prior year period. Specialty sales growth was driven primarily by the amortization of the $12,000,000 license fee pertaining to a perpetual license to use Tully's business names, trademarks and other intellectual property rights that the Company granted to UCC, amortization related to the $5,971,000 license fee received in connection with the roasting and wholesale agreement with Tully's Coffee Japan, of which approximately $1,315,000 on a combined basis, accounted for 3.3% of net sales. Additionally, product and fixture sales to Tully's Coffee Japan licensed stores increased 18.7% as compared to the 39 weeks ended December 31, 2000. Sales to wholesale and coffee service accounts increased 11.6% for the same period.

Operating Expenses

        Costs of goods sold and related occupancy expense for the 39 weeks ended December 30, 2001 increased 34.2% to $20,107,000 from $14,987,000 for the prior year period. This increase was primarily due to operating more stores, 47 more of which were operating during the entire 39 weeks ended December 30, 2001, higher occupancy expenses compared to the prior year, and, to a lesser extent, specialty sales revenue growth from international product sales with higher product costs. As a percentage of net sales, cost of goods sold and related occupancy expense increased slightly to 51.2% for the 39 weeks ended December 30, 2001 when compared to 50.2% for prior year period. This increase was primarily due to the decrease in same store sales and higher occupancy expenses related to stores opened in Fiscal 2001 now included for the full period in Fiscal 2002. In addition, during Fiscal 2002, a larger portion of sales are from international product sales which reflects a lower margin, offset in part by the amortization of international license fees included in sales during the 39 weeks ended December 30, 2001.

        Store operating expenses for the 39 weeks ended December 30, 2001 increased 29.3% to $13,420,000 from $10,378,000 for the prior year period. Labor and other expenses from new stores opened during the 39 weeks ended December 30, 2001 generated the majority of this increase. As a percentage of net sales, store operating expenses remained consistent at 34.2% and 34.7% for 39 weeks ended December 30, 2001 and December 31, 2000, respectively.

        Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased 10.5% to $1,458,000 for the 39 weeks ended December 30, 2001 from $1,319,000 for the prior year period. This was due primarily to an increase in salaries, commissions and slotting/brokerage fees for the domestic wholesale division.

        Marketing, general and administrative costs for the 39 weeks ended December 30, 2001 decreased 0.4% to $7,763,000 from $7,794,000 for the prior year period. As a percent of sales, marketing, general and administrative costs for the 39 weeks ended December 30, 2001 decreased to 19.8% from 26.1% for the prior year period. This decrease was also due to the overhead costs being allocated over a larger revenue base for the 39 weeks ended December 30, 2001, a decrease in stock compensation expense of $371,000 and a reduction of overhead costs due to the closure of the San Francisco roasting plant and warehouse in December 2000.

        Depreciation and amortization for the 39 weeks ended December 30, 2001 was $3,645,000 compared to $2,985,000 for the prior year period. This increase is a result of operating 47 additional stores during the entire 39 weeks ended December 30, 2001 as compared to the prior year and due to the additions to our corporate headquarters and roasting facility.

        Store closure and lease termination costs for the 39 weeks ended December 30, 2001 were $1,085,000 compared to $573,000 for the prior year period. These costs reflect the additional amounts required to terminate store leases identified in the prior year and the Company's settlement related to the termination of its agreement with a grocery store chain to build and operate retail stores in certain of its small grocery stores, and the costs associated with the closure of five additional stores during the 39 weeks ended December 30, 2001.

Other (Expense) Income

        Other (expenses) income, net, increased to an income amount of $1,825,000 for the 39-week period ended December 30, 2001 compared to an expense of $915,000 for the prior year period due primarily to realized gains of approximately $2,589,000 recorded in the current period resulting from the sale of certain shares of the Company's Tully's Coffee Japan common stock during the 39 weeks ended December 30, 2001. (See Note 4 to the Consolidated Financial Statements). Additionally, there was a decrease in loan guarantee fees of $279,000 due to the repayment by the Company of the underlying debt on October 1, 2001.

Net Loss

        For the 39 weeks ended December 30, 2001, net loss was $6,398,000, a decrease of $2,688,000 from the $9,086,000 net loss reported for the 39 weeks ended December 31, 2000. The decrease was due the reasons stated above and due primarily to the gain of approximately $2,589,000 from the sale of the Company's stock in Tully's Coffee Japan for the 39 weeks ended December 30, 2001. Because of the Company's net operating losses, no tax expense (benefit) has been allocated to net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

        The Company ended the period at December 30, 2001 with $1,544,000 in cash and cash equivalents. Working capital increased at December 30, 2001 to $1,594,000 as compared to a working capital deficit of $12,348,000 at April 1, 2001, for a net improvement of $13,942,000. Cash and cash equivalents increased by $1,136,000 during the 39-week period ended December 30, 2001.

        Cash provided by operating activities for the 39 weeks ended December 30, 2001 was $7,351,000, resulting primarily from a net loss before non-cash charges of $6,398,000, which was then adjusted for depreciation and amortization expense the $3,645,000, unamortized deferred license fees of $14,487,000 received from our licensors, the realized gain on the sales of the investments of $2,589,000 and the decrease for payments of accounts payables and accrued liabilities of $5,444,000, coupled with a decrease in inventory levels of $2,144,000.

        Cash used in investing activities for the 39 weeks ended December 30, 2001 totaled $444,000. These investments included approximately $2,390,000 in payment of certain remaining costs related to Fiscal 2001 store construction work and capital improvements to existing stores and to the Company's administrative facilities. In addition, there was approximately $751,000 in payment of construction costs for two new stores and minor capital improvements to existing stores during fiscal 2002. These costs were offset by the proceeds of approximately $2,709,000 received from the sale of Tully's Coffee Japan shares.

        Cash used in financing activities for the 39 weeks of December 30, 2001 totaled $5,771,000. These activities included repayment of $5,500,000 on the bank line of credit, the $350,000, net repayment of related party notes payable, and $525,000 for payments on other notes payable. These repayments were offset by $3,000 received from the exercise of stock options and $601,000 received from the stockholder in full payment of the note receivable.

        The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of January 31, 2002, the Company had approximately $508,000 in fixed-price purchase commitments for green coffee. The Company believes that the risk of non-delivery on these purchase commitments is remote.

        Cash requirements for Fiscal 2002, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new Company-owned retail stores. Through January 31, 2002, the Company sold 559 shares of Tully's Coffee Japan common stock, with net proceeds of $2,784,000. In addition, the Company may continue to sell all or a portion of its shares in Tully's Coffee Japan, of which the Company's remaining 565 shares at January 31, 2002, had a market value of approximately $2,022,000. The market value of stock in Tully's Coffee Japan may fluctuate and the price at which the Company ultimately sells these share may be significantly less than their current value.

        Since inception, the Company has historically funded its capital requirements principally through the issuance of equity and debt securities, borrowings, and the sale of Tully's Coffee Japan common stock and fees from licenses. The Company's short-term and long-term capital requirements depend on many factors including, but not limited to our overall performance and growth plans. Management believes that cash on hand, further sales of Tully's Coffee Japan common stock, if necessary, and cash generated through operations will provide adequate resources to meet its operating requirements for the next twelve months. There is no assurance that such financing, if needed, would be available on satisfactory terms or at all. In the event that current funds are depleted and other funding sources are not available, the Company would need to further modify or discontinue its growth plans and new store construction and reduce marketing, general and administrative costs related to its growth plans..

        The Company anticipates achieving positive cash flow from operations in the first quarter of Fiscal 2003 by: 1) reducing corporate overhead expenses 2) improving results from retail operations through the closure of unprofitable stores, 3) negotiating further rent concessions, 4) increasing sales through new product offerings, 5) improved costs of sales and management of labor costs; and 6) continuing to leverage the Tully's brand through increased profitable specialty sales in wholesale and international channels.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        Recently issued accounting standards are included in Note 1 to the Consolidated Financial Statements.

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

Our rapid growth makes it difficult to effectively allocate our resources and manage our business.

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

        Any failure to manage our growth effectively could strain our management, production, financial and other resources.

If we are unable to successfully integrate future acquisitions, our business could be negatively impacted.

        We may consider future strategic acquisitions similar to our acquisitions of the Coffee Station and Marsee Baking stores in Fiscal 2001. Integrating newly acquired businesses is expensive and time-consuming. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

Tom T. O'Keefe has significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders' interests.

        As of December 30, 2001, Mr. O'Keefe beneficially owned approximately 23% of our outstanding common stock. This ownership position gives him the ability to significantly influence the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger of our Company or a sale of substantially all of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in your best interests.

We may not be able to obtain additional capital when needed.

        To date, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, borrowings under our credit facilities, receipt of prepaid fees under license and royalty agreements and sales of securities of Tully's Coffee Japan Common Stock. We expect that we may need to raise additional capital in the future to fund operations and planned growth. Any equity or debt financing may not be available or, if available, may not be on favorable terms. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures which could have an adverse effect on our business, operating results, and financial condition.

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

Our business could be significantly affected by tenant turnover and vacancies in office buildings.

        Many of our stores are located in office buildings, and office workers are among our targeted customers. During recent months, vacancies, tenant turnover and tenants with few office workers have negatively impacted the operations of our stores, particularly those located in office buildings in San Francisco and Seattle, due to the economic downturn, both before and after the tragic events of September 11, 2001.

Our business could be significantly affected by decreases in tourism.

        In addition to office buildings, a significant number of our stores are also located near tourist destinations, with tourists as our targeted customers. During recent months, decreases in tourism have negatively impacted the operations of our stores located near tourist destinations, due to the economic downturn and the tragic events of September 11, 2001, both as those events exacerbated the economic condition and as they provided a disincentive to travel and engage in tourist related activities.

We cannot be certain that the specialty coffee industry will be accepted in new markets which will limit our ability to expand.

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

Our retail stores compete with a number of companies for customers. The success of these companies could have an adverse effect on us.

        We operate in highly competitive markets in the Pacific Northwest, San Francisco and Los Angeles. Our retail stores compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts and stores. Companies that compete directly with us include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet's Coffee and Tea, and Seattle's Best Coffee. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting customers away from our stores. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

Our whole bean coffee sales must compete with supermarkets and warehouse clubs.

        We historically distributed our whole bean coffee thorough our retail stores and mail order sales. Supermarkets and warehouse clubs pose a competitive challenge in the whole bean coffee market. A number of global coffee suppliers, such as Starbucks Corporation, Kraft Foods, Inc., The Procter & Gamble Company, and Nestle USA, Inc., distribute premium coffee products in supermarkets and warehouse clubs that may serve as substitutes for our whole bean coffees. While we recently began distributing our whole bean coffee in supermarkets, the above-mentioned companies have greater experience and exposure in this area and thus we will have a difficult time competing with them for supermarket sales of our whole bean coffee.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in available-for sale security prices and foreign currency exchange rates on foreign investments.

        Investments consist of available-for-sale securities, which are subject to significant risk of changes in value. The Company's investment balance consists of the common stock of Tully's Coffee Japan (See Note 4 to the Consolidated Financial Statements). The investments are recorded at fair value with unrealized gains and losses reported as a component of comprehensive income (loss). Investments are denominated in foreign currencies (Japanese yen) and are translated at the exchange rate on the balance sheet date.

        The investment of 584 shares of common stock in Tully's Coffee Japan is recorded on the accompanying consolidated balance sheet at a market value of $2,478,000 at December 30, 2001. As of January 31, 2002, the Company had 565 shares of Tully's Coffee Japan common stock remaining with a market value of approximately $2,022,000.

        The Company currently has no foreign currency exchange rate exposure related to its retail operations in Asia, because all transactions are denominated in U.S. dollars. At the present time, the

Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

        The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in the Company's business, the Company enters into fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of January 31, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $508,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results or cash flows.

ITEM 2.    CHANGES IN SECURITIES

        During the 13 weeks ended December 30, 2001, the Company granted options to purchase an aggregate of 11,500 shares of its common stock to nine directors pursuant to the Company's Amended and Restated 1994 Stock Option Plan at an exercise price of $0.01 per share in consideration for services rendered.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  Our 2001 Annual Meeting of Shareholders was held on December 19, 2001

  (b)
  Shareholders elected, by a plurality of the votes cast, nine members to the Board of Directors to serve until the next Annual Meeting of the Shareholders or until their respective successors shall be elected and qualify. The members elected (all of whom were already serving as the directors of Tully's) and the votes for and withheld were as follows:

	FOR	WITHHELD
Tom T. O'Keefe	17,832,538	757,085
Marc Evanger	18,876,223	241,600
Graham S. Anderson	18,125,923	463,700
Kevin G. Fortun	18,111,323	478,300
Larry A. Culver	18,140,623	449,000
Lawrence L Hood	18,081,223	508,400
George Hubman	18,080,323	509,300
Richard J. Padden	18,075,923	513,700
James C. Towne	18,071,123	518,500
  (c)
  Shareholders ratified the selection of the auditors, PricewaterhouseCoopers LLP:

VOTE
For	17,967,485
Against	253,400
Abstain	368,738

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit Number	Description
10.1	Tully's Coffee License Agreement, dated April 26, 2001, between Tully's Coffee Corporation and Tully's Coffee Japan, Ltd.(1)
10.2	First Amendment to Tully's Coffee License Agreement dated October 1, 2001 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd.(1)
10.3	Supply Agreement, dated April 26, 2001, between Tully's Coffee Corporation and Tully's Coffee Japan, Ltd.(1)
10.4	First Amendment to Supply Agreement dated October 1, 2001 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd.(1)

(1)
Incorporated by reference to the Company's Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)
Current Reports on Form 8-K

        Form 8-K, dated February 12, 2002—Item 5—Other Events, related to a license and supply agreement dated April 26, 2001 (as amended October 1, 2001) between the Company and Tully's Coffee Japan, Ltd. ("TCJ"). Tully's granted TCJ the rights to operate, directly and through franchisees, specialty stores in Japan; and the right to use certain assets of the Company, including certain of its business names and trademarks in connection with operating stores in Japan. Additionally, Tully's granted TCJ the exclusive rights to make wholesale sales of roasted coffee beans and ground coffee in Japan.

        Item 9—Regulation FD Disclosure, certain forward-looking statements made by the Company at the annual meeting of the shareholders.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 13, 2002.

TULLY'S COFFEE CORPORATION
By:	/s/ KIMBERLY J. BEACH Kimberly J. Beach Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer

QuickLinks

TULLY'S COFFEE CORPORATION Form 10-Q For the Quarterly Period Ended December 30, 2001 Index
Statement About Forward-Looking Statements
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TULLY'S COFFEE CORPORATION CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
TULLY'S COFFEE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (dollars in thousands)
TULLY'S COFFEE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE