Form 10-K
period 2002-03-31
TULLYS COFFEE CORP
filed 2002-07-01
CIK 944136

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

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
 Common Stock, no par value
(Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of June 20, 2002, the number of shares of the registrant's Common Stock outstanding was 16,336,114.

A Warning About Forward-Looking Statements

        We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the company's operations and its financial condition, plans, objectives and performance. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed elsewhere in this annual report, the following possible events or factors could cause our actual results to differ materially:

  •
  future sources of financing may not be available when needed or may not be available on terms favorable to Tully's;

  •
  our growth strategy may not be as successful as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

  •
  our marketing and new product introduction strategies may not be as successful as we expect;

  •
  competition within the retail specialty coffee market may intensify;

  •
  competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement, or increase price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

  •
  adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

  •
  natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

        In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I

ITEM 1. BUSINESS

General

        Tully's Coffee Corporation ("Tully's" or the "Company") sells high quality, premium roasted whole bean coffees, richly brewed coffees, Italian-style espresso and other hot and cold beverages, baked goods, pastries and other food products, and coffee-related accessories and equipment. As of June 20, 2002, Tully's operated 103 retail stores, all of which are located in the western United States.

        Tully's complements its retail operations with additional channels for distribution of its branded products. Tully's previously referred to this complementary distribution business as its "specialty coffee division." This part of the Tully's business has experienced significant growth in recent years, and has expanded along two paths which the Company began to manage as separate business segments during the fiscal year ended March 31, 2002: (1) its International division, which sells Tully's coffee and related products and supplies to foreign licensees and manages the relationships with these licensees, and (2) its Wholesale division, which sells Tully's whole bean coffee, related products and supplies to domestic customers for resale via supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for the Company's mail order and internet sales activities. Due to the past growth and anticipated opportunities for the International and Wholesale divisions, they are now being separately reported by the Company, and prior historical information for the former "specialty coffee division" has been segregated to reflect the new reporting perspective. See "Item 8—Financial Statements and Supplementary Data—Note 1 and Note 25 to the Consolidated Financial Statements."

        The International Division has significant relationships with two Japanese companies. Tully's has a license and supply agreement with Tully's Coffee Japan, Ltd. ("Tully's Coffee Japan") which, as of June 20, 2002, operated 49 Tully's retail stores in Japan and had franchised an additional 14 stores in Japan under its license with the Company. Tully's has licensed Ueshima Coffee Company Ltd. ("Ueshima Coffee Company" or "UCC"), a Japanese company, to operate coffee stores under the Tully's name throughout Asia, excluding Japan.

        The Company's retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest coffee and espresso drinks available, together with other tasty treats. It is management's goal to make each location a friendly, neighborhood meeting place, with employees who go out of their way to make customers feel special. The Company believes that developing customer loyalty and brand recognition on the foundation of product appeal and customer service is of the utmost importance in its business and growth strategy, and that its retail image builds product and brand credibility for its Wholesale and International divisions.

Fiscal Periods

        The Company ends its fiscal year on the Sunday closest to March 31. As a result, the Company records its revenue and expenses on a 52-53 week period. The fiscal year ended March 31, 2002 included 52 weeks ("Fiscal 2002"), the fiscal year ended April 1, 2001 included 52 weeks ("Fiscal 2001") and the fiscal year ended April 2, 2000 included 53 weeks ("Fiscal 2000"). The fiscal year ending March 30, 2003 will include 52 weeks ("Fiscal 2003").

Company Background

        Tully's was formed in July 1992 after its founder and Chairman of the Board, Tom T. O'Keefe, concluded that an opportunity to develop, own and operate a chain of specialty coffee stores existed in the greater Puget Sound, Washington area. During the early 1990s, Mr. O'Keefe's real estate company was approached by numerous companies inquiring about locating specialty coffee stores in the properties owned and managed by his company. As a result, Mr. O'Keefe began researching the specialty coffee industry and determined that an opportunity existed for development of a company focused on the sale of high-quality coffee beans, coffee drinks and coffee related products in an upscale atmosphere that emphasized customer service. On September 16, 1992, Tully's opened its first store in Kent, Washington.

        Tully's Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. The Company's telephone number is (206) 233-2070 or 1-800-96Tully.

Strategy

General

        During its first ten years of operations, the Company's objective has been to establish Tully's as one of the most respected coffee brands in the world. Under this strategy, the Company has made significant investments in marketing and building its brand. The Company wants each Tully's retail store to provide a warm and inviting atmosphere that will attract customers and encourage those customers to stay and enjoy Tully's coffee, espresso and other beverages and food products. Tully's seeks to employ people who contribute to the "coffee experience" of its customers.

        The Company believes that it has successfully developed its brand identity and that it can modify its strategy to place greater emphasis on improving store performance and overall corporate profitability and less emphasis on brand development. Management believes that the Tully's brand and retail store model have been developed to a point where they can be leveraged for improved operating results, and then replicated to additional locations and markets.

        Tully's strives to develop customer loyalty and brand recognition by providing superior service and offering quality coffee products that are competitively priced. Management believes that the Company's staff is well trained and knowledgeable about the coffee products offered for sale. It is the Company's belief that customer service, along with product freshness and consistency, has become its hallmark, and it seeks to sustain these attributes in all three of its operating divisions- Retail, Wholesale, and International.

        The Company believes that its customers enjoy the flavor profiles and qualities of its coffee beverages and other products, and often purchase them from more than one channel. For example, customers may patronize Tully's stores and may also enjoy Tully's coffee beverages at a favorite restaurant or espresso bar, and may purchase Tully's whole bean coffee from a supermarket for home consumption. Tully's also believes that its customers will be receptive to the introduction of other complementary product categories into its stores and through its Wholesale division. Further, products that are successful in Tully's domestic stores may have opportunities for export or for license to the stores operated or franchised by Tully's licensees in Asia. In May 2002, the Company introduced Tully's Premium Softened Ice Cream™ into several Tully's stores, and will be expanding the availability of this product line into most of its Washington state stores during 2002. This product line is based upon premium soft-serve vanilla and Tully's espresso flavor ice cream, and supports an expanded menu including cones, sundaes, cold beverages and more. Tully's also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels. It is the Company's belief that expanded product mix and broader distribution will help Tully's reach prospective customers that do not currently buy the Company's products, and increase the frequency and size of customer purchases.

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

Historical Expansion and Future Growth Strategy

        Tully's principal domestic expansion strategy has been to develop new retail stores in the Company's current geographic markets in the western United States and to introduce its Wholesale division to targeted wholesale segments (supermarket, food service and restaurants, office coffee services and institutional clients) in those same markets. Tully's also has expanded into new markets by purchasing existing retail coffee locations, with the goal of converting these into Tully's stores.

        During Fiscal 2001, Tully's acquired the assets and real property leases of four Los Angeles-area stores and one Seattle-area store from Coffee Station, Inc. ("Coffee Station"), and the Company entered the Portland, Oregon market by acquiring nine stores from Tri-Brands, Inc., dba Marsee Baking ("Marsee Baking"). No stores were acquired in Fiscal 2002.

        In light of the Company's current capital constraints and management's focus on achieving operating efficiencies and profitability, the Company anticipates opening very few new retail stores during Fiscal 2003. In Fiscal 2003, Tully's intends to focus its Retail division primarily on improving the results of its existing stores through introduction of new products, increased focus on marketing, merchandising, and advertising, operating cost savings, and closure of stores that do not meet Company expectations. During Fiscal 2003, Tully's will continue to investigate and evaluate acquisition or other expansion opportunities that fit strategically into its future growth plans, but presently expects few, if any, store acquisitions during Fiscal 2003.

        Tully's regularly evaluates store performance, and periodically closes stores not meeting Company expectations. During Fiscal 2002, the Company opened two new stores and closed 12 stores. During Fiscal 2001, the Company opened 37 new stores, closed two stores, and acquired 14 stores. During Fiscal 2000, the Company opened 10 new stores and closed four stores.

        The Company's primary international growth strategy has been to license others to (i) operate or franchise the right to operate Tully's-branded retail stores and (ii) sell Tully's-branded products in the licensed geographic markets. The Company expects continuing growth in its International division in Fiscal 2003 and the Company may pursue other international licensing and joint venture opportunities.

        In Fiscal 2003, Tully's expects to continue developing its Wholesale division, especially in the supermarket and food service channels. Growth in the wholesale segment is expected to include addition of new customers in the Company's principal market areas, and also programs to expand the volume of products sold through current customers.

Marketing

Retail Stores

        Tully's focus on consistency and quality in both its products and customer service has been a key element of its marketing program. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with the Company's distinctive name and logo, and community activities in which Tully's name and logo are featured, are intended to increase name awareness and to reinforce the Company's image.

Wholesale

        Tully's Wholesale division provides additional opportunities for coffee consumers to experience the Company's coffee and reinforces Tully's branded logo and name. The Wholesale division makes many of the Company's branded products available through supermarkets, restaurants, espresso bars, office coffee services, mail order, and institutional food service. The Company's products generally feature branded packaging. Tully's also provides logo-bearing coffee cups, banners and point of use signage to customers of the Wholesale division. The Company believes that marketing programs that support its retail stores, such as its presence in the Seattle Mariners Safeco Field ballpark and its community programs are also beneficial to its Wholesale division.

International

        The International division expands the geographic reach of the Tully's brand and products to consumers outside the United States. Tully's Coffee Japan operates and franchises Tully's-branded stores in Japan. These stores bring the look and feel of the Tully's store, and the flavor of Tully's coffees and beverages, to the Japanese customer. The license with UCC is expected to expand this international presence to other countries in Asia. The Company believes that the tourism, media, and trade ties between the principal domestic markets served by its Retail and Wholesale divisions with other Pacific Rim nations (in particular, Japan) are beneficial to the international expansion of the Tully's brand.

Community

        Tully's commitment to the local community is another key element of its marketing strategy. Tully's supports local and national organizations focusing on children's educational and health-related issues. Each store supports events within its neighborhood and community. The Company's employees volunteer service and the Company donates product to local non-profit organizations, including schools, sports teams, food banks, charities and service organizations. The Company also provides product and resource donations to national organizations working to improve the health and development of children.

Media

        Tully's seeks to generate awareness of its brand by encouraging local and national media coverage of Tully's events, new product launches, community programs, and promotions. Tully's also does local area marketing such as advertising in neighborhood newspapers, supporting community activities, customer appreciation promotions, direct mail and targeted marketing. During Fiscal 2003, Tully's expects to periodically supplement these methods with other media such billboards, bus boards, newspapers and radio.

        The Company is a sponsor of the Seattle Mariners and is the exclusive coffee provider at Safeco Field pursuant to an agreement entered into in 1999 that is effective through December 31, 2003. This sponsorship agreement includes prominent signage at several places in the stadium, including the left field wall, and allows Tully's to use the Mariners' trademarks in advertising and in certain geographic areas. The annual fees due under this contract in Fiscal 2003 are $450,000 in each of Fiscal 2003 and the fiscal year ending March 28, 2004. The Company has a similar arrangement with the San Francisco Giants and PacBell Stadium pursuant to an agreement with China Basin Ballpark Company dated April 10, 2000 that runs through October 31, 2002. The fees due under this agreement in Fiscal 2003 are $950,000. The Company has determined that it will not extend this agreement when it terminates. In addition, Tully's has a supply partnership with PacWest Racing pursuant to which Tully's coffee and logo cups are available in the pit area and hospitality suites at PacWest Racing events. The Company gains exposure to potential new customers with no investment other than the cost of its coffee and cups under this informal arrangement.

International

        The Company's International division sells Tully's whole bean coffees and other proprietary merchandise, and supporting supplies, equipment and materials to its international licensee customers. Product sales to licensees located outside the United States accounted for approximately 5.6% of Tully's net sales in Fiscal 2002, 3.7% of Tully's net sales in Fiscal 2001 and approximately 2.0% of Tully's net sales in Fiscal 2000. The Company expects this percentage to decline as its international licensees establish more local sourcing of products and materials, and expects the level of royalty income to the Company to increase.

        In April 2001, the Company entered into an exclusive license agreement (the "License Agreement") with UCC, a Japanese company that is one of Asia's largest coffee purveyors. Under the terms of the License Agreement, Tully's granted UCC an exclusive, perpetual license to use Tully's business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. In April 2001, the parties completed the transaction upon payment by UCC to Tully's of a $12,000,000 license fee. In further consideration of the license, UCC will pay Tully's a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks in Asia. UCC plans to roast coffee for the licensed stores in Asia.

        On April 26, 2001, Tully's entered into a license and a supply agreement with Tully's Coffee Japan, which, as of June 20, 2002, operated 49 retail stores in Japan as a licensee of the Company and had franchised 14 stores in Japan. In October 2001, the Company received $4,200,000 and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) from Tully's Coffee Japan in connection with the amendment of Tully's license and supply agreements with Tully's Coffee Japan. The amendments allow Tully's Coffee Japan to be the exclusive wholesaler of Tully's coffee in Japan and to roast Tully's coffee in Japan, which will provide more efficient delivery and a lower cost, and to acquire other supplies and equipment from sources other than the Company, subject to various product and quality requirements. Tully's Coffee Japan has contracted with UCC to roast Tully's coffee for Tully's Coffee Japan, and UCC commenced roasting in May 2002. Under the amended supply agreement, the Company receives a royalty from Tully's Coffee Japan for coffee roasted in Japan. Although Tully's expects that Tully's Coffee Japan will purchase some coffee and supplies from Tully's in Fiscal 2003, it expects that most of the coffee will be roasted in Japan, and that Tully's Coffee Japan will seek to shift much of its supplies and equipment purchasing to Japanese-based suppliers. During Fiscal 2002 and the first two months of Fiscal 2003, the Company periodically sold shares of its Tully's Coffee Japan stock investment, and on June 20, 2002, the Company's had five shares of Tully's Coffee Japan common stock remaining with a market value of approximately $20,000.

        International sales for Fiscal 2002 include $1,958,000 of revenue related to the $12,000,000 UCC license fee and the $5,971,000 license fee (reflecting the cash portion of the fee plus the fair market value, at the time received, of the stock consideration) received in connection with the roasting and wholesale agreement with Tully's Coffee Japan. This amount represented 3.8% of net sales for Fiscal 2002.

        Tully's Europe B.V. ("TEB") was a licensee of the Company that operated in Sweden, and was partially owned by Tully's. During Fiscal 2002, the Company and the other owners of TEB liquidated TEB. The Company recognized a loss of $46,000 in Fiscal 2002 and $1,036,000 in Fiscal 2001 related to the termination of TEB. The Company is engaged in negotiations with the licensee of its Spinelli brand in Singapore and Taiwan to sell the licensee the rights to the name in those markets and to terminate the existing license agreement.

Competition

        The specialty coffee market is highly fragmented and very competitive. A number of Tully's competitors have much greater financial and marketing resources, brand name recognition and larger customer bases than Tully's. Tully's competes with a number of specialty coffee retailers, including Starbucks Corporation, which has stores in most of the United States and around the world, and regional retailers such as Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Seattle's Best Coffee and Peet's Coffee & Tea. Coffee manufacturers including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company and Nestle, Inc. distribute premium coffee products nationally and internationally in supermarkets and convenience stores. Many of these products may be alternatives to Tully's coffees and coffee drinks. Consumers also may choose non-coffee products and beverages offered by these and other competitors as alternatives to the Company's products. Tully's coffee beverages, teas, and other beverages compete directly against all restaurant and beverage outlets that serve coffee, tea and other beverages, and the many single location specialty coffee outlets (espresso stands, carts, kiosks, drive-throughs and stores). Tully's whole bean and ground coffees and its coffee beverages compete indirectly against all other coffees available in the market. The specialty coffee industry is evolving toward a variety of retailers, wholesalers, and manufacturers, all seeking their own niche. Tully's believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price. Tully's also believes that the flavor profile of its coffee and coffee products, and the variety and quality of other food products provided by Tully's stores, serve as a point of differentiation for many customers.

        Tully's Retail division faces intense competition for suitable new store sites and for qualified personnel to operate both new and existing stores. Due to this competition, Tully's may not be able to continue to secure sites at acceptable rent levels or to attract a sufficient number of qualified workers.

Store Operations And Management / Employees

        As of June 20, 2002, Tully's employed approximately 1,000 people, approximately 900 of whom were employed in retail stores or regional operations. The balance of the employees work in the Company's administrative, wholesale, roasting and warehouse operations. All employees are non-union and management anticipates this will continue to be the case. Approximately 800 of the Company's employees work 20 hours or more per week.

        Tully's believes that its employees are an integral part of its business, and has structured its benefit programs accordingly. Full time employees are eligible for vacation, holidays, medical and dental insurance, maternity leave and sick leave. To promote product loyalty and enhance expertise, all employees receive discounts on beverages and merchandise items. Tully's believes that its current relations with employees are excellent.

        To maintain Tully's high standards of quality products and customer service, new store employees complete a two-day training course, plus on-site training while working in a store. Training hours are devoted to orientation, Company philosophy, cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully's Employee Handbook. Training also covers coffee history, roasting, decaffeinating processes, tasting ("cuppings") of Tully's proprietary blends, and hands-on beverage preparation. Employees who will serve in the Wholesale and International divisions, and those who serve in administrative support roles, receive much of the same training in order to build their specialty coffee industry expertise.

        Tully's is committed to attracting and retaining excellent employees through its corporate culture, employee ownership and quality employee benefits. In addition to the benefits described above, Tully's offers a Stock Option Plan and a 401k savings plan.

Suppliers And Equipment Vendors

        Tully's roasts its own coffees to its own specifications. This enables the Company to develop distinctive coffee beverages and unique ground or whole bean coffees, to modify products to better fit the needs of particular customer segments, and to control more elements of this aspect of its product mix. Other materials such as dairy products, juices, and accessories are purchased from various vendors and are generally less specialized, although some materials and products are made to the Company's proprietary recipes, or packaged to the Company's proprietary specifications.

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

        Coffee is the world's second largest agricultural product and is grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. While most coffee trades in the commodity market, coffee beans of the quality sought by the Company tend to trade on a negotiated basis at a substantial premium above commodity coffee bean prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries including weather and political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. The Company's ability to raise sales prices in response to rising coffee bean prices may be limited, and the Company's future profitability could be adversely affected if coffee bean prices were to rise substantially.

        During the buying season, Tully's often enters into forward commitments for the purchase of green coffee beans that may only be available in small quantities. Rotating the coffee bean selection enables the Company to provide its customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully's enters into contracts for future delivery of green coffee beans to help ensure adequacy of supply. As of June 20, 2002, the Company had approximately $2,700,000 in fixed-price purchase commitments for Fiscal 2003 which, together with existing inventory, are expected to provide an adequate supply of green coffee beans through Fiscal 2003 (except for supplies of certain varietals that will need to be replenished). Tully's believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote. However, if coffee spot market prices are attractive, or if Company sales volumes increase beyond the levels anticipated for Fiscal 2003, the Company may elect to, or be required to, purchase coffee on the spot market, which might be at prices greater or less than the fixed contract pricing.

Roasting

        Tully's procures and roasts green coffee beans to its exacting specifications at its roasting plant in Seattle. Tully's employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics.

        The Company's roasting process produces coffee in "small batches." Coffee is roasted daily and sealed in bags. Production and inventory levels are carefully monitored to minimize the time between roasting and delivery to the customer as coffee or a beverage, and coffee date codes are monitored to maintain fresh coffee stocks.

        Tully's has authorized its licensees, Tully's Coffee Japan and UCC, to roast coffee under the Tully's brand for sale in the stores operated or franchised by these licensees in their respective territories. The Company's amended supply agreement with Tully's Coffee Japan provides for UCC to be the preferred contract coffee roaster for Tully's Coffee Japan, and in May 2002, UCC commenced roasting coffee in Japan for Tully's Coffee Japan. The Company's agreements with its licensees require that they roast to Tully's specifications, recipes and quality standards, which will be periodically audited by Tully's.

Equipment and Store Supplies

        Tully's purchases non-coffee merchandise, and the equipment, fixtures and supplies for its retail store locations from a number of vendors. The materials are purchased through purchase orders on an as needed basis. Some materials and items are distributed through Tully's roasting plant and warehouse facility, while the suppliers deliver other items directly to the Company's retail stores. Shipments to Wholesale division and International division customers are generally distributed from the same roasting plant and warehouse facility. In the past Tully's has used different vendors for the same type of equipment and supplies. During Fiscal 2002, Tully's increased its effort to standardize and consolidate its vendors and suppliers to improve the cost of purchases and simplify operations. Tully's believes that its relationships with vendors are currently satisfactory. However, if a particular supplier or vendor is unable to meet Tully's needs, begins to deliver unsatisfactory materials or is not price competitive, Tully's believes that there are a number of alternative sources to meet all of its merchandise, equipment, store supplies and other materials needs.

Trademarks

        The Company owns several trademarks that are registered with the United States Patent and Trademark Office, including Swirkle® and Tullini®. In addition, Tully's has applied for federal trademark registration in the United States and for trademark registration in several foreign countries for Tully's™. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

        Since Tully's filed its application for federal trademark registration for Tully's™, another company has applied to register the mark "Tully's" in a somewhat different form. This claimant filed an opposition to the issuance of a trademark registration to the Company. It is claiming use of a Tully's trademark prior to the Company. If it can successfully support its claim, it may be able to exclude the Company's use of the Tully's name in certain markets. That claimant currently operates a chain of four restaurants in the greater Syracuse, New York area. On January 31, 2001, the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office issued its opinion sustaining the claimant's opposition to Tully's trademark registration application and refusing registration of the Tully's mark. In response, Tully's filed a complaint against the claimant in the U.S. District Court for the Northern District of New York on April 2, 2001. The Company intends to pursue this case vigorously or, if appropriate, to seek an out-of-court settlement. During Fiscal 2002, the Company and another party settled a dispute regarding the other party's use of a commercial designation that the Company believed was confusingly similar to the Tully's trademark and trade name, and the other party agreed to discontinue use of that commercial designation.

        In addition to registered and pending trademarks, Tully's considers the overall design and visual language of its trade dress to be a valuable asset. The design of its stores, including but not limited to the use of materials, furniture, signage, layout and overall aesthetics, developed in conjunction with packaged goods and marketing collateral, create a distinctive "look and feel" as well as a unique visual language. This "look and feel" and visual language continues to build its brand exposure and deliver "The Tully's Experience" through all channels of its business. Although Tully's considers store design, packaging and marketing collateral to be essential to brand identity, Tully's has not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

        The ability to differentiate the Tully's brand from its competitors depends, in part, on the strength and enforcement of its trademarks. If a competitor infringes on Tully's trademark rights, the Company may have to litigate to protect its rights, in which case Tully's may incur significant expenses and management's attention may be diverted from the Company's business operations.

        Tully's does not hold any patents.

Seasonality

        The Company's business is subject to seasonal fluctuations. Greater portions of Tully's net sales are generally realized during the third quarter of Tully's fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to all three divisions, Retail, Wholesale and International. In addition, quarterly results are affected by the timing of the opening of new stores or the closure of stores not meeting Company expectations. Because of the seasonality of Tully's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

        To date, we have not made a profit from operations. We expect to continue to incur losses in Fiscal 2003 and cannot assure you that we will ever become or remain profitable.

Our rapid growth may make it difficult to effectively allocate our resources and manage our business.

        During Fiscal 2000 and 2001, the Company greatly expanded its retail store base, which placed strain on our management, production, financial and other resources. In Fiscal 2001 and 2002, both the Wholesale and International divisions grew substantially. Tully's expects to continue to grow its Wholesale and International divisions in Fiscal 2003 and beyond. Although Retail division operations will focus primarily on improving operating results in existing stores in Fiscal 2003 rather than opening new stores, we expect to increase the number of stores in future years. We cannot assure you that we will be able to manage any future growth effectively. Continued growth could further strain our management, production, financial and other resources. To manage our growth effectively, we must:

  •
  improve the productivity of the average store and lower the average capital investment required to establish a new store,

  •
  evolve the retail concept to be more differentiated from our competition, without losing the key elements of the Tully's store concept,

  •
  provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket sectors,

  •
  add production capacity while maintaining high levels of quality and efficiency,

  •
  continue to enhance our operational, financial and management systems, and

  •
  successfully attract, train, manage and retain our employees.

        Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations.

We may not be able to obtain additional capital when needed.

        To date, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the future to fund operations and planned growth. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in Company assets or other liens that would be senior in position to current investors and creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

New senior management has only recently joined the Company

        During Fiscal 2002, the Company's chief executive officer (CEO) and chief financial officer (CFO) left the Company, and the Company operated under interim executive leadership. In February 2002, Tully's hired a new CFO, and in May 2002 the new CEO joined the Company. Because these new executives may not concur with the Company's previous management's strategies, they may implement changes in Company strategy. Further, even if they agree with such strategy, their unfamiliarity with the Company could cause delays in implementing our strategy, which could cause our business and results of operations to suffer.

Our international licensees may not be successful in their operations and growth.

        The Company has significant relationships with its Asian licensees, Tully's Coffee Japan and UCC. Tully's expects to enjoy continued growth in the revenues and profits from its International division. If these licensees experience business difficulties or modify their business strategies, Tully's results of operations could suffer. Because these licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. This makes it more difficult for the Company to predict the prospects for continued growth in its revenues and profits from these relationships.

If we are unable to successfully integrate future acquisitions, our business could be negatively impacted.

        We may consider future strategic acquisitions similar to our acquisitions of the Coffee Station and Marsee Baking stores in Fiscal 2001. Integrating newly-acquired businesses is expensive and time-consuming. Due to capital limitations, Tully's has not yet fully conformed all of the Coffee Station and Marsee Baking stores to the Tully's standards. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

If we are required to relocate our offices and roasting plant, our business could be negatively impacted.

        The Company and the lessor for the Company's roasting plant and warehouse and administrative and executive office facility have agreed that, in the event of the sale of the property by the lessor or the lessor's decision to lease to a third party, the lease will terminate upon 150 days notice, and the Company would be required to relocate its operations. If we were required to relocate, we might experience an interruption to our business, or incur extra costs related to the relocation or to the replacement facility.

Our two largest stockholders have significant influence over matters subject to stockholder vote and may support corporate actions that conflict with other stockholders' interests.

        As of June 20, 2002, Mr. Tom T. O'Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and Mr. Keith McCaw, a former director beneficially owned approximately 23% of our common stock. This ownership position gives each of them individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the stockholders for a vote, including any potential sale or merger of our Company or a sale of its assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our stockholders.

Industry Risks

We cannot be certain that the specialty coffee industry will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

        Although the specialty coffee industry has gained substantial market acceptance throughout the United States over the last several years through the operation of a variety of specialty coffee shops, there is a risk that our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest, San Francisco, Los Angeles and Japanese markets may not embrace specialty coffee or the Tully's brand if Tully's were to expand its domestic or international operations into new geographic areas.

We cannot be certain that expanded product variety will be accepted in current or new markets. Failure to achieve market acceptance will adversely affect our revenues.

        Tully's retail store operations, and to a lesser extent, its Wholesale and International divisions, sell various foodstuffs and products other than coffee and coffee beverages. The Company believes that growth of these complementary product categories is important to the growth of the Company's revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from Tully's.

We compete with a number of companies for customers. The success of these companies could have an adverse effect us.

        Our Retail division and our Wholesale division operate in highly competitive markets in the Pacific Northwest, San Francisco and Los Angeles. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet's Coffee and Tea, Kraft Foods, Inc., The Proctor & Gamble Company, Nestle, Inc., and Seattle's Best Coffee. Some of these companies compete with our International division and we also face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and International customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

Our whole bean coffee sales must compete with supermarkets and warehouse clubs, and with other companies selling through those channels.

        Supermarkets and warehouse clubs pose both an opportunity and a competitive challenge in the whole bean coffee market. A number of global coffee suppliers, such as Starbucks Corporation, Kraft Foods, Inc., The Procter & Gamble Company, and Nestle Inc., distribute premium coffee products in supermarkets and warehouse clubs that may serve as substitutes for our whole bean coffees, and compete with the Tully's whole bean and ground coffees sold in our stores and through our supermarket customers.

Competition for store locations and qualified workers could adversely affect our growth plans.

        We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores. Similar factors could impact our Wholesale customers and our International customers, and could adversely impact our plans to grow revenues from those customers.

A shortage in the supply or an increase in price of coffee beans could adversely affect our revenues.

        Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. The world coffee bean market is largely a commodity market, although purchases of premium Arabica coffee beans are typically negotiated on a per sale basis with growers. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or impact the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee result in increases in the costs of coffee beverages served in our stores. These cost increases may force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Changes in economic climates could adversely affect our revenues.

        Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers' budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. The Company believes that the weak economy during Fiscal 2002 has adversely impacted its revenues. If the economic climate does not improve, or if it worsens, there could be further adverse impact on the Company's revenues.

Investment Risks

We may need additional capital, which if raised, could dilute your interest in our Company.

        If we raise additional funds through the issuance of equity, convertible debt or other securities, current stockholders may experience dilution and the securities issued to the new investors may have rights or preferences senior to those of common stock. In addition, prior to October 1999, holders of our capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. Some of our stockholders may be entitled to purchase additional shares of our common stock pursuant to these preemptive rights. We intend to either satisfy or seek waivers of these rights from such stockholders. If we were not able to obtain waivers from all the necessary stockholders, non-waiving stockholders may be entitled to purchase additional shares of our capital stock at the price or prices at which those shares were historically offered. Any such issuances could further dilute current stockholders.

The lack of a public market for Tully's capital stock and restrictions on transfer substantially limit the liquidity of an investment in our capital stock.

        There is currently no public market for our common stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited.

ITEM 2. PROPERTIES

        As of June 20, 2002, Tully's operated 103 retail stores in the United States, all of which are located on property leased by The Company. The Company regularly reviews the operating results of its stores, and from time to time will identify stores that do not meet its expectations. Such stores are evaluated for possible closure, lease termination or sublease. Through June 10, 2002, sixteen of the 19 leases identified by the Company in Fiscal 2001 for termination had been terminated, two were unresolved, and one is expected to be developed into a new retail store in Fiscal 2003.

        The Company leases approximately 220,000 square feet in a building located in Seattle, Washington, which currently houses its roasting, warehousing, administrative and executive offices. The lease has a ten-year term with two five-year options to renew. In February 2001, the Company received $1,000,000 from the lessor of the property as reimbursement for Company-paid tenant improvements, which is being repaid to the lessor in the form of increased rents over the remaining life of the lease. Annual rent payments under the lease are approximately $792,000 for fiscal years 2003 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 during fiscal year 2011. On March 19, 2002, the Company signed an early termination letter agreement ("Termination Letter") with the lessor. The Termination Letter provides that, in event that the lessor finds a replacement tenant or buyer to occupy the premises the lease will terminate upon 150 days notice, and the Company would be required to relocate its operations. In this event, the unamortized balance of the tenant improvement reimbursement will continue to be an obligation of Tully's, and will be converted to an installment note payable with monthly payments of $14,994 through May 2010. The installment note will bear interest at the rate of twelve percent (12%) per annum.

ITEM 3. LEGAL PROCEEDINGS

        The Company is a party to various legal proceedings arising in the ordinary course of its business, including the trademark-related proceeding described at "Trademarks" in Item 1 on page 11, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted for a vote of stockholders of the Company during the fourth quarter of Fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

        Currently there is no public market for Tully's common stock. As of June 20, 2002, there were 4,905 holders of Tully's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        Equity Compensation Plan Information
(As of March 31, 2002)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,242,065	$0.48	1,957,935
Equity compensation plans not approved by security holders*	1,704,317	$0.01	—
Total	3,946,382	$0.28	1,957,935

*
These options were granted by the Company's chairman to employees and third parties and may be exercised to purchase shares of the Company's common stock owned by the chairman. We refer to these options as being granted under the "Founder's Stock Option Plan." The Company does not expect any additional options to be granted under the Founder's Stock Option Plan.

        For a description of the Company's equity compensation plans, see Note 21 to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities

        The Company issued and sold securities in the transactions described below during Fiscal 2002. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

  •
  The Company granted options to purchase an aggregate of 69,750 shares of its common stock to 12 directors pursuant to the Company's Amended and Restated 1994 Stock Option Plan in consideration for their service during Fiscal 2002 on the board of directors and, in certain cases, on committees thereof. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten year term.

  •
  The Company granted options to purchase an aggregate of 105,112 shares of its common stock to its Chairman of the Board and to a director in consideration for their personal guarantees of the Company's bank line of credit. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten year term.

  •
  The Company issued 12,000 shares of its common stock to one vendor for goods and services provided to the Company.

  •
  The Company issued an aggregate of 10,076 shares of its common stock to one director and four employees upon exercise of their options with aggregate consideration to the Company of approximately $3,000.

  •
  The Company issued 125,000 shares of its common stock to a grocery store chain as settlement for the termination of a grocery store agreement.

  •
  The Company issued 7,500 shares of its common stock to one warrant holder upon exercise of warrants for aggregate consideration to the Company of approximately $2,000.

  •
  The Company issued warrants to purchase 240,000 shares of its common stock to a company owned by a former director of the Company in accordance with the terms of a convertible promissory note held by such company. The warrants were issued in lieu of interest on the promissory note, have an exercise price of $0.01 and are exercisable for ten years from the issuance date thereof.

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

	Year Ended
	Mar 31, 2002 (52 weeks)(1)(2)	Apr 1, 2001 (52 weeks)(1)	Apr 2, 2000 (53 weeks)(3)	Mar 28, 1999 (52 weeks)	Mar 29, 1998 (52 weeks)
	(in thousands, except per share data)
Results of Operations Data
Net sales	$51,548	$42,102	$27,698	$20,207	$9,020
Operating loss	(13,111)	(23,797)	(7,717)	(5,088)	(3,267)

Net loss	(11,152)	(25,057)	(8,066)	(6,581)	(3,820)
Preferred stock dividend/accretion	—	—	(8,794)	(5,968)	—

Net loss applicable to common stockholders	$(11,152)	$(25,057)	$(16,860)	$(12,549)	$(3,820)

Basic and diluted loss per common share	$(0.69)	$(1.59)	$(1.15)	$(0.88)	$(0.29)

Weighted-average number of common and common equivalent shares outstanding	16,274	15,777	14,599	14,299	13,366

Balance Sheet Data
Working capital deficit	$(269)	$(12,006)	$(47)	$(5,799)	$(1,617)
Total assets	33,140	39,278	36,844	20,719	8,078
Long-term debt (including current portion)	5,400	8,476	3,108	6,657	4,293
Stockholders' equity	6,417	15,245	25,286	9,976	427
Number of stores at year-end	103	114	65	59	33

(1)
Fiscal 2002 and 2001 include significant charges as follows:

	2002	2001
Impairment of long-lived assets	$2,350	$5,006
Store closures and lease termination costs	1,583	2,620
Liquidation and write-off of Tully's Europe B.V. ("TEB")	46	1,036

Total	$3,979	$8,662

(2)
During Fiscal 2002, the Company received a $12,000,000 license fee from UCC. In addition, the Company received $4,200,000 and 300 shares of Tully's Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of its license and supply agreements with Tully's Coffee Japan. As of June 20, 2002, Tully's owned five shares of Tully's Coffee Japan stock with a market value of approximately $20,000.

(3)
The additional week during Fiscal 2000 accounted for $503,000 in net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information that Tully's believes is relevant to an assessment and understanding of its results of operations and financial condition for the fiscal years ended March 31, 2002, April 1, 2001 and April 2, 2000. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. The Company believes that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, and trends in or expectations regarding Tully's operations, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of internal performance and expansion plans, the impact of competition, the effect of legal proceedings, and other risks summarized at "Item 1—Business—Risk Factors."

Overview

        Tully's derives its revenues from sales from (1) its Retail division, which operates retail stores in Washington, Oregon, California and Idaho,(2) its Wholesale division, which sells Tully's-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and (3) its International division, which sells Tully's-branded products to its foreign licensees and receives royalty and licensing fees from those licensees. For Fiscal 2002, Tully's derived approximately 80.6% of net sales from its Retail division.

        The Company's cash flow from operations has not been sufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. These losses are primarily due to costs associated with the Company's significant growth, especially opening new stores and expansion into new markets, and its significant investment in building the Tully's brand, and were exacerbated in Fiscal 2002 by the weak economy in its principal geographic markets. During Fiscal 2003, the Company intends to focus primarily on improving the operations of its existing retail stores including expansion of the merchandise offered in the stores, expanding its Wholesale division sales and International division licensee opportunities, and managing its costs more effectively. Tully's expects to open few, if any, new stores in Fiscal 2003, and expects to close two or more stores not meeting Company expectations.

        The Company has historically funded its cash flow shortfalls through the issuance of debt and equity securities, through borrowings, and with proceeds from its licensing agreements with UCC and Tully's Coffee Japan.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Fiscal Year Ended
	March 31, 2002	April 1, 2001	April 2, 2000
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	50.3%	53.5%	50.4%
Store operating expenses	33.8%	36.2%	35.0%
Other operating expenses	3.1%	7.2%	4.2%
Marketing, general and administrative costs	21.2%	29.3%	24.7%
Non-cash stock option compensation expense	0.5%	1.9%	4.4%
Depreciation and amortization	8.9%	10.4%	9.2%
Impairment of long-lived assets	4.6%	11.9%	—
Store closure and lease termination costs	3.1%	6.2%	—

Operating loss	(25.5)%	(56.6)%	(27.9)%
Interest expense	1.6%	1.8%	1.3%
Interest income	(0.3)%	(0.1)%	(1.0)%
Gain on sale of investments	(5.6)%	—	—
Miscellaneous expense (income)	0.1%	(0.3)%	(0.5)%
Loan guarantee fee expense	0.4%	1.6%	1.5%

Net loss	(21.7)%	(59.6)%	(29.1)%

Fiscal Year Ended March 31, 2002 Compared To Fiscal Year Ended April 1, 2001

Net Sales

        The Company's net sales for Fiscal 2002 increased $9,356,000 or 22.2% to $51,458,000 as compared to net sales of $42,102,000 for Fiscal 2001. During the same period, Retail division sales increased 16% to $41,477,000 from $35,759,000. This $5,718,000 increase in Retail division sales resulted from the opening during Fiscal 2002of two new retail stores ($390,000); and stores opened or acquired during Fiscal 2001 and operating for the full year in Fiscal 2002 contributed $8,178,000. These amounts were partially offset by a comparable store sales decrease of (6.1%) which represented a $1,662,000 decrease, and $1,235,000 of sales declines from twelve stores closed during Fiscal 2002. Management believes that the comparable store sales decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) cannibalization of, or diversion of customers from, comparable stores by new Tully's stores opened during Fiscal 2001, (iii) customers purchasing Tully's ground coffee through supermarkets instead of Tully's retail stores, and (iv) limited product innovation and marketing during Fiscal 2002. Comparable store sales are defined as sales generated in stores open for at least 12 months in each of the periods. At March 31, 2002, the Company operated 103 retail stores.

        Wholesale division net sales increased $333,000 or 7.0% to $5,116,000 for Fiscal 2002 from $4,783,000 for Fiscal 2001. The increase was due primarily to new supermarket and food service accounts, partially offset by declines in the office coffee service sales.

        Net sales for the International division increased by $3,297,000 or 211.3% for Fiscal 2002 from $1,560,000 for Fiscal 2001. International licensing fees, on an amortized basis, accounted for $1,958,000 of the increase and sales of coffee and supplies to Tully's Coffee Japan represented $1,339,000 of the increase.

Operating Expenses

        Cost of goods sold and related occupancy costs increased $3,400,000 or 15.1% to $25,905,000 in Fiscal 2002 from $22,505,000 in Fiscal 2001. This increase was largely the result of higher sales volumes and the impact of stores open only part of Fiscal 2001 but open all of Fiscal 2002. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 50.3% for Fiscal 2002 compared with 53.5% for Fiscal 2001, primarily as a result of (i) the consolidation of the Company's bakery vendors and improved pricing, (ii) reduced costs of green coffee and improved inventory controls and (iii) awareness of cost savings, including more careful management of perishable inventories and supplies.

        Store operating expenses increased $2,154,000 or 14.1% to $17,390,000 in Fiscal 2002 from $15,236,000 in Fiscal 2001. Labor and other expenses from new stores operated during part of Fiscal 2001 but all of Fiscal 2002 generated $1,423,000 of the increase, two new stores opened in Fiscal 2002 represented $175,000 of the increase, and costs associated with stores closed in Fiscal 2002 accounted for $555,000 of the increase. As a percentage of net sales, store operating expenses decreased to 33.8% for Fiscal 2002 from 36.2% for Fiscal 2001. This decrease resulted from the closing of stores that did not meet Company expectations offset by an increase in labor and related costs.

        Other operating expenses (expenses associated with all operations other than retail stores) decreased $1,430,000 or 47.5% to $1,581,000 in Fiscal 2002 from $3,011,000 in Fiscal 2001. The expense decrease is primarily due to factors in Fiscal 2001 including the write-down of the Company's investment in TEB and related trade receivables totaling approximately $1,036,000 and the remaining decrease is due to the reduction in labor and overhead costs.

        Marketing, general and administrative costs (excluding non-cash stock option compensation expense) decreased $1,446,000 or 11.7% to $10,900,000 in Fiscal 2002 from $12,346,000 in Fiscal 2001 reflecting Company efforts to reduce costs to levels appropriate for its revenue base. The decrease reflects reduced spending on community relations and donations ($715,000), a reduction in professional fees and services of approximately $373,000, and reduced bad debt expense by $390,000. As a percentage of net sales, marketing, general and administrative costs decreased to 21.2% in Fiscal 2002 from 29.3% in Fiscal 2001.

        Non-cash stock option compensation expense decreased $523,000 or 66.9% to $259,000 in Fiscal 2002 from $782,000 in Fiscal 2001. As a percentage of net sales, stock option expense decreased to 0.5% for Fiscal 2002 from 1.9% for Fiscal 2001. Non-cash stock compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of the stock at the date of grant and is recognized as expense over the vesting period.

        Depreciation and amortization expense increased $207,000 or 4.7% to $4,600,000 in Fiscal 2002 from $4,393,000 in Fiscal 2001, reflecting a full year of depreciation and amortization on stores added during Fiscal 2001. As a percentage of net sales, depreciation and amortization expense decreased to 8.9% for Fiscal 2002 from 10.4% for Fiscal 2001. Retail sales grew faster than depreciation and amortization (primarily due to a full year of sales in Fiscal 2002 at stores opened during Fiscal 2001) and, to a lesser extent, due to the reduced depreciable value of the assets impaired in Fiscal 2001 (described below).

Impairment of Long-Lived Assets

        A non-cash charge of $2,350,000 for the impairment of long-lived assets was recognized during Fiscal 2002 compared to $5,006,000 during Fiscal 2001 under the application of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). See Note 10 to the Consolidated Financial Statements. The charge consists of a non-cash write-off of the goodwill, leasehold improvements and other long term assets determined to be impaired. As a result of the Fiscal 2002 impairment charge, depreciation and amortization expense for Fiscal 2003 on these assets will decline by approximately $350,000.

Store Closure and Lease Termination Costs

        Store closure and lease termination costs of $1,583,000 for Fiscal 2002 reflect the Company's estimate of write-offs to be made and costs to be incurred in connection with the closure of twelve retail stores (and the termination of the related leases), the termination of one lease (for an unopened store) and additional costs (in excess of the Fiscal 2001 estimate of costs) related to the termination of four leases identified for termination during Fiscal 2001. During Fiscal 2001, store closure and lease termination costs of $2,620,000 reflected the Company's estimate of write-offs to be made and costs to be incurred in connection with the closure of the four retail stores (and termination of the related leases) and termination of 18 leases (for unopened stores, including the four leases eventually terminated in Fiscal 2002). Lease termination costs include rent, brokers fees, and other anticipated lease settlement costs, and were determined using management's best estimate. During Fiscal 2002, the Company reached negotiated settlements for most of the store closures and lease terminations recognized in Fiscal 2002 and Fiscal 2001, however, accrued liabilities at March 31, 2002, include an accrual of approximately $852,000 with respect to those leases for which the Company has not yet reached a negotiated settlement. See Note 19 to the Consolidated Financial Statements.

Other Expenses (Income)

        Interest expense was essentially unchanged at $812,000 in Fiscal 2002 compared to $778,000 for Fiscal 2001. During Fiscal 2001 the Company repaid its bank line of credit, but incurred a full year of interest on the convertible promissory note in Fiscal 2002 compared to only a partial year in Fiscal 2001. See Note 15 to the Consolidated Financial Statements.

        Gain on sale of investments of $2,887,000 in Fiscal 2002 reflects the recognized gain from the sale of the Company's holdings of Tully's Coffee Japan stock.

        Miscellaneous income decreased $89,000 or 47.1% to $100,000 for Fiscal 2002 from $189,000 for Fiscal 2001. The decrease is due to the following losses that offset other income in Fiscal 2002: (i) the loss on the liquidation of TEB of $46,000 and (ii) the $39,000 loss on the sale of Company equipment that offset other income in Fiscal 2002.

        Loan guarantee fee expense decreased $455,000 or 67.8% to $216,000 in Fiscal 2002 from $671,000 for Fiscal 2001. The bank line of credit was repaid on October 1, 2001. This non-cash expense is for options to purchase common stock of the Company granted to two directors in consideration of their guarantees of the Company's bank line of credit, with the number of options based on the amount outstanding on the line of credit.

Net Loss

        Net loss decreased $13,905,000 or 55.5% to $11,152,000 in Fiscal 2002 from $25,057,000 for Fiscal 2001. The smaller net loss in Fiscal 2002 reflects the $3,693,000 reduction in charges relating to the impairment of long-lived assets and store closure and lease termination costs, and the $2,887,000 recognized gain on the Fiscal 2002 sale of the Company's Tully's Coffee Japan stock. The remaining $7 million improvement in net loss resulted from the increase in net sales (including the international license fee revenue), improved gross margins, cost management efforts, and lower financing costs in Fiscal 2002 as compared to Fiscal 2001. The Company recognized no income tax benefit from its net loss in Fiscal 2002 or Fiscal 2001. Net loss applicable to common stockholders decreased $13,905,000 or 55.5% to $11,152,000 from $25,057,000 for Fiscal 2001. There was no preferred stock dividend/accretion in Fiscal 2002 or Fiscal 2001. Net loss applicable to common stockholders per share decreased by $0.90 or 56.6% to $0.69 per share in Fiscal 2002 from $1.59 per share in Fiscal 2001.

Fiscal Year Ended April 1, 2001 Compared To Fiscal Year Ended April 2, 2000

Net Sales

        The Company's net sales for Fiscal 2001 increased $14,404,000 to $42,102,000 from $27,698,000 for Fiscal 2000, which represents a 52.0% increase. During the same period, Retail division sales increased $11,697,000 to $35,759,000 from $24,062,000, a 48.6% increase. The increase in Retail division sales resulted from: a) the opening of 37 new retail stores which contributed $8,523,000, b) the acquisition of 14 retail stores which contributed $2,413,000 and c) comparable store sales growth of 3.5% which accounted for the remaining $761,000 of the increase. At Fiscal 2001 year-end, Tully's operated 114 retail stores, all located in the western United States compared to 65 at April 2, 2000.

        Wholesale division net sales increased $1,589,000 or 49.7% to $4,783,000 for Fiscal 2001 from $3,194,000 for Fiscal 2000. The increase was due to new domestic wholesale and office coffee service customer accounts.

        International division sales increased $1,118,000 or 252.9% to $1,560,000 for Fiscal 2001 from $442,000 for Fiscal 2000. This increase was due to an increase in sales to Tully's Coffee Japan.

Operating Expenses

        Cost of goods sold and related occupancy costs increased $8,546,000 or 61.2% to $22,505,000 in Fiscal 2001 from $13,959,000 in Fiscal 2000. This increase was the result of higher sales volumes and the substantial growth in the number of stores in operation during Fiscal 2001 compared to Fiscal 2000. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 53.5% for Fiscal 2001 compared with 50.4% for Fiscal 2000, primarily as a result of relatively higher rents compared to sales in the Company's new stores, increased costs of paper products and drink supplies and the roll-out of a new sandwich program at certain locations.

        Store operating expenses increased $5,550,000 or 57.3% to $15,236,000 in Fiscal 2001 from $9,686,000 in Fiscal 2000. Labor and other expenses from newly opened and acquired stores in Fiscal 2001 generated $4,233,000 of the increase. The remaining cost increases resulted primarily from ten stores added during Fiscal 2000 that were open all of Fiscal 2001. As a percentage of net sales, store operating expenses increased to 36.2% for Fiscal 2001 from 35.0% for Fiscal 2000, reflecting the fact that and increasing percentage of the Company's stores are less-mature, which the Company generally considers to be stores open less than two years. These stores typically have higher operating expenses than stores opened for a longer period.

        Other operating expenses (expenses associated with all operations other than retail stores) increased $1,849,000 or 159.1% to $3,011,000 in Fiscal 2001 from $1,162,000 in Fiscal 2000. The increase resulted from: a) the write-down of the Company's investment in Tully's Europe B.V. and related trade receivables totaling approximately $1,036,000, and 2) increased sales and distribution costs required to support the growth of Wholesale division sales.

        Marketing, general and administrative costs (excluding non-cash stock option compensation expense) increased $5,494,000 or 80.2% to $12,346,000 in Fiscal 2001 from $6,852,000 in Fiscal 2000. The $5,494,000 increase resulted from: a) an increase of $1,203,000 in marketing expenditures which consisted primarily of the new PacBell stadium sponsorship), b) an increase of $846,000 in professional fees for legal, accounting and auditing services, c) a $777,000 increase in payroll expenditures related to the general growth in the business, d) $513,000 of incremental occupancy expenses associated with the new roasting plant and corporate headquarters, and e) an increase of $606,000 in community relations and donations. As a percentage of net sales, marketing, general and administrative costs increased to 29.3% in Fiscal 2001 from 24.7% in Fiscal 2000.

        Non-cash stock option compensation expense decreased $426,000 or (35.3)% to $782,000 in Fiscal 2001 from $1,208,000 in Fiscal 2000. As a percentage of net sales, stock option expense decreased to

1.9% for Fiscal 2001 from 4.4% for Fiscal 2000. Non-cash stock compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of the stock at the date of grant and is recognized as expense over the vesting period.

        Depreciation and amortization expense increased $1,845,000 or 72.4% to $4,393,000 in Fiscal 2001 from $2,548,000 in Fiscal 2000. This increase was due to the opening of 37 new stores, the acquisition of five Coffee Station stores in September 2000 and nine Marsee Baking stores in December 2000. As a percentage of net sales, depreciation and amortization expense increased to 10.4% for Fiscal 2001 from 9.2% for Fiscal 2000.

Impairment of Long-Lived Assets

        A non-cash charge of $5,006,000 for the impairment of long-lived assets was recognized during Fiscal 2001 under the application of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). See Note 10 to the Consolidated Financial Statements. The charge consists of a non-cash write-off of the goodwill, leasehold improvements and other long term assets determined to be impaired under the application of SFAS 121.

Store Closure and Lease Termination Costs

        Store closure and lease termination costs of $2,620,000 for Fiscal 2001 reflect the Company's estimate of write-offs to be made and costs to be incurred in connection with the closure of four retail stores and termination of leases for unopened store sites. As of April 1, 2001, the Company had 18 retail store locations for which leases had been signed but stores had not been opened. In March 2001, the Company determined that it would not build these retail stores due to capital constraints and because current financial projections for these locations did not meet management's financial criteria. Estimated lease termination costs, which include rent and broker fees, were determined using management's best estimate. See Note 18 to the Consolidated Financial Statements.

Other Expenses (Income)

        Interest expense increased $427,000 or 121.7% to $778,000 in Fiscal 2001 compared to $351,000 for Fiscal 2000 due to higher average borrowings on the Company's bank line of credit in Fiscal 2001 compared with Fiscal 2000 and due to interest from the convertible promissory note issued at the end of the third quarter of Fiscal 2001.

        Interest and miscellaneous income decreased $241,000 or 56.1% to $189,000 for Fiscal 2001 from $430,000 for Fiscal 2000. The decrease reflects less interest income due to lower average cash balances in Fiscal 2001.

        Loan guarantee fee expense increased $243,000 or 56.8% to $671,000 in Fiscal 2001 from $428,000 for Fiscal 2000. This non-cash expense is for options to purchase common stock of the Company, granted to the two directors in consideration of their guarantees of the Company's bank line of credit, with the number of options based on the amount outstanding on the line of credit. This increase is due to higher average borrowings on the bank line of credit.

Net Loss

        Net loss increased $16,991,000 or 210.6% to $25,057,000 in Fiscal 2001 from $8,066,000 for Fiscal 2000. Fiscal 2001 results include $7,626,000 of costs from the write-down for the impairment of long-lived assets and store closure and lease termination costs. The addition of 51 new retail stores in Fiscal 2001 in addition to the ten added in Fiscal 2000 greatly increased the percentage of less mature stores in operation and the rapid growth resulted in higher store operating expenses, marketing, general and administrative costs, and depreciation and amortization. The Company recognized no income tax benefit from its net loss in Fiscal 2001 or Fiscal 2000. Net loss applicable to common stockholders increased $8,197,000 or 48.6% to $25,057,000 from $16,860,000 for Fiscal 2000. There was no preferred stock dividend/accretion in Fiscal 2001 compared to $8,794,000 in Fiscal 2000, discussed below. Net loss applicable to common stockholders per share increased by $0.44 or 38.3% to $1.59 per share in Fiscal 2001 from $1.15 per share in Fiscal 2000.

        In connection with the issuance of Series A Preferred Stock in Fiscal 2000, the Company issued 4,580,392 warrants to purchase common stock at an exercise price of $0.33 per share. The exercise price of the warrant at the date of issuance was below management's estimation of the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is conceptually similar to a dividend and is recognized as a return to preferred stockholders from the date of issuance through the date the warrants are exercisable. As a result of this accounting, the Company allocated $8,794,000 of the preferred stock proceeds to additional paid in capital.

Liquidity and Capital Resources

        Tully's ended Fiscal 2002 with $3,389,000 in cash and cash equivalents and short-term investments compared to cash of $408,000 at the end of Fiscal 2001. Tully's had a working capital deficit of $269,000 at March 31, 2002 compared to a working capital deficit of $12,006,000 at April 1, 2001, for a net improvement of $11,737,000. The increase in cash and short-term investments and decrease in working capital deficit was due primarily to cash from the licensing fees received from UCC and Tully's Coffee Japan under the license and supply agreements and the sale of stock received thereunder.

        Cash provided by operating activities was $6,963,000 in Fiscal 2002, a $13,574,000 improvement from cash used in operating activities of $6,611,000 in Fiscal 2001. The cash provided by operating activities primarily resulted from the $14,287,000 licensing and supply agreement proceeds received from UCC and Tully's Coffee Japan, and a reduction of inventories of $2,670,000. The Company used these cash sources to reduce trade accounts payable and accrued liabilities of approximately $5,024,000, which included payment of amounts that were in arrears under vendor terms. The Company incurred a loss of $11,152,000 in Fiscal 2002. The Fiscal 2002 loss and the cash provided by operating activities both reflect significant improvements as compared to Fiscal 2001, but the Company expects to incur a loss in Fiscal 2003. The Company has closed stores that did not meet its performance criteria, and is continuing to evaluate store locations and operations to determine if closing, downsizing or relocation of certain stores that do not meet performance objectives is necessary. The Company is taking other actions to reduce negative cash flows from operations, including revisions to operational procedures and expansion of its Wholesale division.

        Cash used in investing activities in Fiscal 2002 totaled approximately $11,000. This includes cash used for additions to property, plant and equipment of $3,024,000, including approximately $2,390,000 of payments for accounts payable at April 1, 2001 for Fiscal 2001 capital additions, and the Fiscal 2002 capital invested in two new retail stores and remodeling other stores. During Fiscal 2002, Tully's sold 56% of its shareholdings of Tully's Coffee Japan stock and received net proceeds of $3,025,000. During the first two months of Fiscal 2003, the Company sold all but five of its remaining shares of Tully's Coffee Japan stock and received additional net cash proceeds of $1,813,000.

        Net cash used in financing activities for Fiscal 2002 totaled $5,676,000. These activities included the full repayment of the $5,500,000 bank line of credit, the net repayment of related party notes payable ($350,000 in the aggregate), and repayments on other notes payable ($737,000 in the aggregate). These cash uses were partially offset by $601,000 received from a stockholder in full payment of the note receivable from the stockholder, and by $305,000 proceeds from an installment note payable.

        As of June 20, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2,700,000 for deliveries scheduled at various dates during Fiscal 2003. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

        The lease of the facility that houses the Company's roasting plant, distribution center, administrative and executive offices in Seattle, Washington has a ten-year term with two five-year options to renew. In February 2001, the Company received $1,000,000 from the lessor for Company-paid tenant improvements, which the Company is repaying to the lessor in the form of increased rents over the remaining life of the lease. Annual rent payments under the lease are approximately $792,000 for fiscal years 2003 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 during fiscal year 2011. On March 19, 2002, the Company signed an early termination letter agreement ("Termination Letter") with the lessor. The Termination Letter provides that, in event that the lessor finds a replacement tenant or buyer to occupy the premises, the lease will terminate upon 150 days notice, and the Company would be required to relocate its operations. In this event, the unamortized balance of the tenant improvement reimbursement will continue to be an obligation of Tully's, and will be converted to an installment note payable with monthly payments of $14,994 through May 2010. The installment note will bear interest at the rate of twelve percent (12%) per annum.

        The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring on October 31, 2002 and December 31, 2003, respectively, that provide for certain advertising and marketing rights in exchange for annual fees. The annual fee remaining under the PacBell Stadium agreement is $950,000 and the Company does not plan to renew this contact beyond Fiscal 2003. The annual fees under the Safeco Field agreement are approximately $450,000 due in each of Fiscal 2003 and Fiscal 2004.

        Cash requirements for Fiscal 2003, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to the remodeling and addition of a limited number of new retail stores, fixtures and equipment related to the introduction of other products into Tully's stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. Management expects that much of the new store and roasting plant fixtures and equipment will be funded through operating or capital leases.

        The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and leasing, and through cash provided under its international licensing relationships. During Fiscal 2003, the Company expects to raise additional capital through debt or the sale of stock. Previously, the Company had a credit facility collateralized by substantially all Company assets and backed by personal guarantees of Company directors, but that facility was fully repaid in Fiscal 2002. The Company's assets are currently unencumbered by security interests. In June 2002 certain directors and stockholders of the Company (the "financial backers") agreed to provide financial support as may be required by the Company, up to an aggregate amount of $2,000,000. At the election of the financial backers, this support may be made through purchases of the Company's stock, by loans to the Company with a maturity no earlier than June 30, 2003, or by personal guarantees of a bank loan to the Company with a maturity no earlier than the earlier of June 30, 2003 or the successful completion of the Company's capital raising efforts in an amount not less than $3,000,000.

        The Company believes that the combination of cash and cash equivalents and short-term investments at March 31, 2002 plus the financial commitments by the financial backers will be sufficient to fund on going operations of the Company through Fiscal 2003. In order to fund any capital expenditures in 2002 in excess of these cash resources, the Company will require alternative sources of capital. Additional sources of funding are expected to include debt or equity financings. In the event that such financing is unavailable, or is available only on a limited basis or under unsatisfactory terms, or is inadequate in amount to meet the Company's growth requirements, the Company may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on its business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

Application of Critical Accounting Policies

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. The Company's critical accounting policies relate particularly to (1) Revenue recognition and (2) Estimating valuation allowances, specifically those related to long-lived assets and lease termination reserves.

Revenue recognition

        Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and International divisions are recognized upon delivery or upon shipment of the products depending on individual terms with the customer. Royalty revenues are recognized in accordance with the license agreements, which are based primarily upon the licensee sales and pounds of coffee roasted. Revenues from advance license fees are recognized on the straight-line basis over the expected life of the agreements of seven to fifteen years.

Estimating valuation allowances and accrued liabilities

        The Company uses significant judgment and estimates in the preparation of its financial statements that affect the carrying values of its assets and liabilities. On an on-going basis, the Company reevaluates its estimates.

        We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate based on either discounted cash flows or appraised values, depending on the nature of the asset.

        Periodically, the Company will determine that certain leases will be terminated and the store or other operation will be closed. At such determination, the Company accrues for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments and lease termination fees.

New Accounting Standards

        See Note 1 to the Consolidated Financial Statements.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in available-for sale security prices and foreign currency exchange rates on foreign investments.

        Short-term investments consist of available-for-sale securities, which are subject to significant risk of changes in value. The Company's investment balance consists of the common stock of Tully's Coffee Japan (See Note 6 to the Consolidated Financial Statements). The investment is recorded at fair value with unrealized gains and losses reported as a component of comprehensive income (loss). The investment is denominated in Japanese yen and is translated at the exchange rate on the balance sheet date.

        The Company currently has no foreign currency exchange rate exposure related to its licensing activities in Asia or its purchasing of coffee beans, because all transactions are denominated in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

        The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in the Company's business, the Company enters into fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of June 20, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2,700,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. Such commitments are short-term in nature.

        The Company currently has no significant outstanding debt (other than the convertible promissory note, which has no cash interest payment). However, it has had credit facilities in the past and expects to have borrowings in the future. Therefore, it will from time to time be subject to fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and related notes thereto, of Tully's Coffee Corporation, and the Report of Independent Accountants, are filed as a part of this Form 10-K

Report of Independent Accountants

To the Board of Directors and Stockholders of
    Tully's Coffee Corporation

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tully's Coffee Corporation at March 31, 2002 and April 1, 2001, and the results of its operations and its cash flows for each of the years ended March 31, 2002, April 1, 2001 and April 2, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        See Note 2 for discussion of the Company's recent and prospective liquidity issues.

PricewaterhouseCoopers LLP
Seattle, Washington
June 28, 2002

Tully's Coffee Corporation Consolidated Balance Sheets

	March 31, 2002	April 1, 2001
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,684	$408
Short-term investments	1,705	—
Accounts receivable, net of allowance for doubtful accounts of $349 and $652 at 2002 and 2001, respectively	1,071	884
Other receivables	—	195
Inventories	2,258	4,928
Prepaid expenses	710	635

Total current assets	7,428	7,050
Property and equipment, net	20,297	26,345
Goodwill, net	3,572	4,101
Other intangible assets, net	1,120	1,248
Other assets	723	534

Total assets	$33,140	$39,278

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$308	$515
Bank line of credit	—	5,500
Accounts payable	2,259	7,664
Accrued liabilities	3,018	5,027
Deferred licensing revenue	2,112	—
Related party notes payable	—	350

Total current liabilities	7,697	19,056
Long-term debt, net of current portion	26	210
Capital lease obligation	127	168
Deferred lease costs	2,225	2,006
Convertible promissory note, net of discount	2,703	2,593
Deferred licensing revenue	13,945	—

Total liabilities	26,723	24,033

Commitments and contingencies (Note 20)
Stockholders' equity
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding at 2002 and 2001; stated value of $2.50 per share and a liquidation preference of $38,446 at 2002 and 2001	34,483	34,483
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized 4,990,709 issued and outstanding at 2002 and 2001, stated value of $2.50 per share and a liquidation preference of $12,477 at 2002 and 2001	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized at 2002 and 2001; 16,320,613 and 16,166,037 shares issued and outstanding at 2002 and 2001, respectively	9,265	8,980
Note receivable from stockholder	—	(601)
Additional paid-in capital	27,093	25,545
Accumulated other comprehensive loss	(110)	—
Accumulated deficit	(75,380)	(64,228)

Total stockholders' equity	6,417	15,245

Total liabilities and stockholders' equity	$33,140	$39,278

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Operations

	Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands, except per share data)
Net sales	$51,458	$42,102	$27,698

Cost of goods sold and related occupancy expenses	25,905	22,505	13,959
Store operating expenses	17,390	15,236	9,686
Other operating expenses	1,581	3,011	1,162
Marketing, general and administrative costs (excluding non-cash stock option compensation expense of $259, $782 and $1,208 for Fiscal 2002, 2001 and 2000, respectively)	10,901	12,346	6,852
Non-cash stock option compensation expense	259	782	1,208
Depreciation and amortization	4,600	4,393	2,548
Impairment of long-lived assets	2,350	5,006	—
Store closure and lease termination costs	1,583	2,620	—

Operating loss	(13,111)	(23,797)	(7,717)

Other (income) expenses
Interest expense	812	778	351
Interest income	(124)	(50)	(280)
Gain on sale of investments	(2,887)	—	—
Miscellaneous expense (income)	24	(139)	(150)
Loan guarantee fee expense	216	671	428

Total other (income) expenses	(1,959)	1,260	349

Net loss	(11,152)	(25,057)	(8,066)
Preferred stock dividend/accretion	—	—	(8,794)

Net loss applicable to common stockholders	$(11,152)	$(25,057)	$(16,860)

Weighted-average number of common and common equivalent shares outstanding	16,274	15,777	14,599
Basic and diluted loss per common share	$(0.69)	$(1.59)	$(1.15)

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation

Consolidated Statements of Comprehensive Loss

	Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands)
Net loss	$(11,152)	$(25,057)	$(16,860)
Other comprehensive income (loss):
Unrealized holding gains on short-term investments, arising in the period	(2,777)	—	—
Less: Reclassification adjustment for realized gains on short-term investments, included in net loss	2,887	—	—

	(110)	—	—

Total comprehensive loss	$(11,262)	$(25,057)	$(16,860)

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation

Consolidated Statements of Changes in Stockholders' Equity

Years Ended March 31, 2002, April 1, 2001 and April 2, 2000

	Convertible Preferred Stock				Common Stock		Note receivable from stockholder
								Additional paid-in capital	Accumulated deficit
	Shares	Series A	Shares	Series B	Shares	Amount				Total
	(dollars in thousands, except per share data)
Balance, March 28, 1999	6,217,480	$14,352	—	$—	14,314,000	$7,445	$—	$10,490	$(22,311)	$9,976
Issuance of 190,948 options in exchange for loan guarantees								428		428
Sale of preferred stock at $2.50 per share	9,160,784	22,902								22,902
Issuance of common stock warrants		(8,794)						8,794		—
Issuance of common stock in connection with purchase agreements					152,089	337				337
Issuance of common stock in connection with purchases of goods and services					226,171	514				514
Preferred stock dividend/accretion		8,794							(8,794)	—
Stock issuance costs		(2,046)								(2,046)
Issuance of stock options								1,208		1,208
Exercise of common stock warrants					799,074	264				264
Note receivable from stockholder							(231)			(231)
Net loss									(8,066)	(8,066)

Balance, April 2, 2000	15,378,264	$35,208	—	$—	15,491,334	$8,560	$(231)	$20,920	$(39,171)	$25,286

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2002, April 1, 2001 and April 2, 2000
(continued)

	Convertible Preferred Stock				Common Stock		Note receivable from stockholder
								Additional paid-in capital	Accumulated deficit
	Shares	Series A	Shares	Series B	Shares	Amount				Total
	(dollars in thousands, except per share data)
Balance, April 2, 2000	15,378,264	$35,208	—	$—	15,491,334	$8,560	$(231)	$20,920	$(39,171)	$25,286
Issuance of 287,676 options in exchange for loan guarantees								669		669
Sale of preferred stock at $2.50 per share			4,990,709	12,477						12,477
Issuance of common stock warrants under terms of convertible promissory note								456		456
Beneficial conversion feature on convertible debt								456		456
Issuance of preferred stock warrants								1,555		1,555
Issuance of common stock in connection with purchase agreements					55,000	124				124
Issuance of common stock in connection with purchases of goods and services					59,737	127		85		212
Issuance of common stock to employee					6,044	13				13
Exercise of stock options					28,297	7				7
Stock issuance costs		(725)		(1,411)				725		(1,411)
Issuance of stock options								679		679
Exercise of common stock warrants					525,625	149				149
Note receivable from stockholder							(370)			(370)
Net loss									(25,057)	(25,057)

Balance, April 1, 2001	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$(64,228)	$15,245

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2002, April 1, 2001 and April 2, 2000
(continued)

	Convertible Preferred Stock				Common Stock		Note receivable from stockholder		Accumulated Other Comprehensive loss
								Additional paid-in capital		Accumulated deficit
	Shares	Series A	Shares	Series B	Shares	Amount					Total
	(dollars in thousands, except per share data)
Balance, April 1, 2001	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$—	$(64,228)	$15,245
Issuance of common stock warrants in payment of accrued liability								599			599
Issuance of 105,112 options in exchange for loan guarantees								210			210
Issuance of common stock warrants under terms of convertible promissory note								480			480
Issuance of common stock in connection with purchases of goods and services					12,000	30					30
Exercise of stock options					10,076	3					3
Issuance of stock options								259			259
Exercise of common stock warrants					7,500	2					2
Issuance of common stock in connection with termination of grocery store agreement					125,000	250					250
Note receivable from stockholder							601				601
Other comprehensive loss									(110)		(110)
Net loss										(11,152)	(11,152)

Balance, March 31, 2002	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$—	$27,093	$(110)	$(75,380)	$6,417

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Cash Flows

	Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(11,152)	$(25,057)	$(8,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,600	4,393	2,548
Impairment of long-lived assets	2,350	5,006	—
Store closure costs charged to operations	1,583	2,620	—
Gain on sale of investments	(2,887)	—	—
Stock option expense	259	782	1,208
Provision for doubtful accounts	7	797	218
Stock issued in exchange for services	280	127	64
Loan guarantee fee expense	210	669	428
Non-cash interest expense	566	163	—
Loss on sale of property	—	—	31
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(194)	(898)	(387)
Other receivables		(113)	(2)
Inventories	2,670	(1,241)	(1,824)
Prepaid expenses and other assets	(229)	1,198	(1,688)
Accounts payable	(3,136)	1,288	584
Accrued liabilities	(2,470)	2,490	949
Deferred lease costs	219	1,165	(45)
Deferred licensing revenue	14,287	—	—

Net cash provided by (used in) operating activities	6,963	(6,611)	(5,982)

Cash flows from investing activities
Proceeds from the sale of investments	3,025	—	—
Purchases of property and equipment	(3,024)	(11,020)	(7,695)
Additions to intangible assets	(12)	(183)	(1,037)
Purchase of Marsee Baking and Coffee Station stores	—	(2,745)	—

Net cash used in investing activities	(11)	(13,948)	(8,732)

Cash flows from financing activities
Net borrowings (repayments) under bank line of credit	(5,500)	2,500	(3,500)
Payments on notes payable and capital leases	(737)	(629)	(189)
Proceeds from notes payable	305	402	139
Payments on related party notes payable	(1,350)	—	—
Proceeds from related party notes payable	1,000	350	—
Proceeds from issuance of convertible promissory note	—	3,000	—
Proceeds from exercise of stock options	3	—	—
Proceeds from exercise of warrants	2	—	—
Proceeds from issuance of common stock	—	149	264
Proceeds from issuance of preferred stock	—	12,477	22,902
Stock issuance costs	—	(811)	(2,046)
Repayments of (increases in) note receivable from stockholder	601	(245)	(231)
Checks drawn in excess of bank balances	—	(1,284)	1,284

Net cash (used in) provided by financing activities	(5,676)	15,909	18,623

Net increase (decrease) in cash and cash equivalents	1,276	(4,650)	3,909
Cash and cash equivalents
Beginning of period	408	5,058	1,149

End of period	$1,684	$408	$5,058

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands)
Cash paid during the period for interest	$246	$591	$337
Non-cash investing and financing activity
Accounts payable to purchase equipment	121	2,390	1,593
Issuance of warrants in payment of accrued liabilities	599	1,555	—
Available-for-sale securities received for deferred licensing revenue	1,771	—	—
Notes issued to purchase equipment	—	10	—
Common stock issued to purchase equipment and leasehold improvements		124	338
Common stock issued to purchase other assets	—	—	450
Deemed preferred stock dividend on preferred stock issuance as a result of beneficial conversion feature of attached common stock warrants	—	—	8,794
Debt discount due to beneficial conversion feature	—	456	—
Issuance of warrants in lieu of cash interest on convertible debt	480	456	—
Liability incurred for underwriting fees to be paid in equity	—	599	—

The accompanying notes are an integral part of these consolidated financial statements.

Tully's Coffee Corporation Notes to Consolidated Financial Statements

1.    The Company and significant accounting policies

The Company and nature of operations

        Tully's Coffee Corporation, (the "Company") was formed in 1992 for the purpose of developing and operating retail specialty coffee shops. The Company sells high quality, premium roasted whole bean coffees, rich brewed coffees, Italian-style espresso and cold beverages, baked goods and pastries and coffee-related hardware and supplies through its three divisions. In addition to its Retail division operations, the Company's Wholesale division sells to domestic customers in the food service, supermarket, restaurant, office coffee service and institutional segments. The International division has licensed third parties to operate Tully's-branded stores and to sell Tully's-branded coffee and other products in Asia.

        As of March 31, 2002, the Company's Retail division operated 103 domestic retail stores in the Seattle, San Francisco, Portland and Los Angeles metropolitan areas. Tully's has a license and supply agreement with Tully's Coffee Japan, which, as of June 20, 2002, operated 49 Tully's retail stores in Japan as a licensee of the Company and franchised 14 stores in Japan. The Company has licensed Ueshima Coffee Company to use the Tully's brand to operate specialty coffee stores throughout Asia other than Japan (see Note 16). A licensee of the Company's Spinelli brand operates retail stores in certain Asian countries and is in discussion with the Company regarding the termination of the license and the purchase of certain Spinelli brand rights outside of the United States.

Fiscal periods

        The Company's fiscal year ends on the Sunday closest to March 31st. The Company records revenue and expenses on a 52-53 week period. The fiscal year ending March 31, 2002 included 52 weeks ("Fiscal 2002"). The fiscal year ended April 1, 2001 included 52 weeks ("Fiscal 2001") and the fiscal year ended April 2, 2000 included 53 weeks ("Fiscal 2000").

Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spinelli Coffee Company. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in companies and joint ventures representing ownership interests of less than 20%, and for which the Company does not exercise significant influence, are carried at cost.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

        The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. The Company's buying process is centralized. The Company purchases its green coffee beans primarily from three vendors and is not dependent on any single source of supply.

Property and equipment

        Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated useful lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 3 to 15 years. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced below cost due to impairment charges (see Note 10).

Goodwill and other intangible assets

        Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the life of the lease, including options to renew. Goodwill is amortized on the straight-line method over 15 years. Other intangible assets are amortized on the straight-line method over 5 to 15 years. Effective April 1, 2002, the Company intends to cease amortization of goodwill in accordance with the new accounting standard related to goodwill and other intangible assets referred to below.

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

        As part of the Company's review, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has identified this lowest level to be principally individual stores. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.

Lease termination costs

        Periodically, the Company will determine that certain leases will be terminated and the store or other operation will be closed. At such determination, the Company accrues for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments and lease termination fees.

Segment reporting

        The Company is organized into three principal business units. The Company complements its domestic Retail division's operations with additional channels for distribution of its branded products. The Company previously referred to this complementary distribution business as its "specialty coffee division." This part of the Company's business has experienced significant growth in Fiscal 2002 and recent years, and has expanded along two paths which the Company manages as separate business segments: (1) its International division, which sells Tully's coffee and related products and supplies to the Company's foreign licensees and manages the relationships with these licensees, and (2) its Wholesale division, which sells Tully's coffee and related products and supplies to domestic resellers in the supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for the Company's mail order and internet sales activities. Due to the past growth and anticipated opportunities for the International and Wholesale divisions, they are now being separately reported by the Company, and prior historical information for the former "specialty coffee division" has been segregated to reflect the new reporting perspective.

Revenue recognition

        Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and International divisions are recognized upon delivery or upon shipment of the products depending on individual terms with the customers.

        Revenues from advance license fees are recognized on the straight-line basis over the expected life of the agreements of seven to fifteen years. Royalty revenues are recognized in accordance with the license agreements, which are based primarily upon sales at specific franchise store locations and pounds of coffee roasted.

Concentrations of credit risk

        The Company sells to various individuals and organizations. Accounts receivable at March 31, 2002 and April 1, 2001 include amounts due from Tully's Coffee Japan, which represents 28% and 11% of the respective totals.

Store pre-opening costs

        Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

        Costs incurred for advertising and promotions are expensed when incurred and totaled $1,630,000, $1,406,000 and $472,000 during Fiscal 2002, 2001 and 2000, respectively. Included in advertising and promotions are baseball park and other sponsorship fees totaling approximately $1,392,000, $1,323,000 and $282,000, during Fiscal 2002, 2001 and 2000, respectively.

Rent expense

        The Company (including its retail stores) operates in leased buildings. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such "stepped" rent expense is recorded on a straight-line basis over the respective terms of the leases. Certain leases require contingent rent based on gross sales. Such rent expense is recognized as incurred.

Income taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair value of financial instruments

        The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements approximates fair value based on the short-term nature of these instruments. The Company believes the carrying amounts of the Company's notes payable, line of credit and long-term debt approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

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

Net loss per share

        Basic loss per share is calculated as net loss applicable to the common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, including options, warrants, convertible preferred stock and convertible debt computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if their effect is antidilutive. The Company had a net loss for all periods presented herein; therefore none of the options, warrants, convertible preferred stock or convertible debt outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments were convertible into a total of 31,874,014, 32,235,854, and 24,604,381 shares of common stock and were excluded from the calculations of diluted loss per share for Fiscal 2002, Fiscal 2001 and Fiscal 2000, respectively.

Reclassifications

        Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

New accounting standards

        In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires the Company to recognize certain derivatives on its balance sheet at fair value. Changes in the fair values of derivatives that qualify as cash flow hedges will be recognized in comprehensive income until the hedged item is recognized in earnings. SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," deferring the effective date to fiscal years beginning after June 15, 2001. In June 2000, the FASB issued Statement of Financial Accounting Standards Board No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 138"), which amends certain provision of SFAS 133. SFAS 138 will be implemented concurrently with SFAS 133. The adoption of these standards did not have a material impact on the Company's financial position or the results of its operations.

        In July 2001, the FASB issued SFAS 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations for which the date of acquisition is July 1, 2001 or later. This pronouncement did not have an impact on the Company's financial statements, as the Company has not completed any business combinations after July 1, 2001.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. As a result of the adoption of SFAS 142, the Company will stop amortizing goodwill effective April 1, 2002. The Company is currently evaluating the further implications of adoption of SFAS 142.

        In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company is currently evaluating the implications of adoption of SFAS 143.

        In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company believes that the provisions of SFAS 144 will impact the presentation of operating results for certain closed stores in the financial statements by requiring separate classification as discontinued operations. The Company is currently evaluating the further implications of adoption of SFAS 144.

        In April 2002, the FASB issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections "("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position or the results of its operations.

2.    Liquidity

        As of March 31, 2002 the Company had cash and cash equivalents and short-term investments in the aggregate amount of $3,389,000, and a working capital deficit of $269,000. The Company incurred a loss of $11,152,000 in Fiscal 2002. Each of these amounts reflects an improvement as compared to April 1, 2001 and the year then ended, but the Company expects to incur a loss in Fiscal 2003. The Company has closed stores that did not meet its performance criteria, and is continuing to evaluate store locations and operations to determine if closing, downsizing or relocation of certain stores that do not meet performance objectives is necessary. The Company is taking other actions to reduce negative cash flow from operations, including revisions to operational procedures and expansion of its Wholesale division.

        The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships. During Fiscal 2003, the Company expects to raise additional capital through bank borrowings, the issuance of debt or the sale of stock. Previously, the Company had a credit facility collateralized by substantially all Company assets and backed by personal guarantees of Company directors, but that facility was fully repaid in Fiscal 2002. The Company's assets are currently unencumbered by security interests. In June 2002 certain directors and stockholders of the Company (the "financial backers") agreed to provide financial support as may be required by the Company, up to an aggregate amount of $2,000,000. At the election of the financial backers, this support may be made through purchases of the Company's stock, by loans to the Company with a maturity no earlier than June 30, 2003, or by personal guarantees of a bank loan to the Company with a maturity no earlier than the earlier of June 30, 2003 or the successful completion of the Company's capital raising efforts in an amount not less than $3,000,000.

        The Company believes that the combination of cash and short term investments at March 31, 2002 plus funding provided by the directors and stockholders will be sufficient to fund on going operations of the Company through Fiscal 2003. In order to fund any capital expenditures in 2002 in excess of these cash resources, the Company will require alternative sources of capital. Additional sources of funding are expected to include debt or equity financings. In the event that such financing is unavailable, or is available only on a limited basis or under unsatisfactory terms, or is inadequate in amount to meet the Company's growth requirements, the Company may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on its business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

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

4.    Allowance for doubtful accounts

(dollars in thousands)
Balance at March 28, 1999	$166
Additions charged to costs and expenses	218
Deductions	(27)

Balance at April 2, 2000	357
Additions charged to costs and expenses	797
Deductions	(502)

Balance at April 1, 2001	652
Additions charged to costs and expenses	7
Deductions	(310)

Balance at March 31, 2002	$349

        Fiscal 2001 includes the reserve and write-off of approximately $375,000 of receivables from Tully's Europe B.V. In February 2000, the Company participated in the formation of Tully's Europe B.V., resulting in an approximate 50% interest. In the fourth quarter of Fiscal 2001, three of the four stores operated by Tully's Europe B.V. were closed because of continued operating losses. As a result, the Company wrote off its $600,000 investment in and $375,000 of trade receivables from Tully's Europe B.V. During Fiscal 2002, the Company and its joint venture partner sold the remaining store location and liquidated the joint venture.

5.    Inventories

        Inventories consist of the following:

	2002	2001
	(dollars in thousands)
Coffee
Unroasted	$531	$3,014
Roasted	657	773
Other goods held for sale	568	735
Packaging and other supplies	502	406

Total	$2,258	$4,928

6.    Investments

        Short-term investments consist of available-for-sale securities, which are subject to significant risk of changes in value. The Company's short-term investment balance consists of the common stock of Tully's Coffee Japan. Management determines the appropriate classification of these securities at the time of acquisition and reevaluates such designation at each balance sheet date. Investments, which have been classified as a current asset, represent securities which management anticipates will be sold within the next twelve months. These investments are denominated in Japanese yen and are translated at the exchange rate on the balance sheet date. Gains from the sales of securities are calculated based on the first-in, first-out basis. Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a component of other comprehensive income (loss).

        During Fiscal 2002, the Company sold 626 shares of Tully's Coffee Japan common stock for net proceeds of $3,025,000. Through June 28, 2002, the Company sold an additional 493 shares of Tully's Coffee Japan common stock and received net proceeds of $1,813,000. On June 28, 2002, the Company owned five shares of Tully's Coffee Japan common stock with a market value of approximately $20,000.

        At April 1, 2001, the Company owned 824 shares of Tully's Coffee Japan, representing approximately a five percent ownership in what was then a private company. The Company accounted for this investment at cost, and included its investment in other assets (see Note 7). In July 2001, Tully's Coffee Japan completed an initial public offering on the Japan NASDAQ. As a result of this offering, the Company reclassified its investment as marketable securities at market value, with the resulting unrealized gain reflected in other comprehensive income.

7.    Other assets

        Other assets consist of the following:

	2002	2001
	(dollars in thousands)
Security deposits	$311	$328
Prepaid deferred licensing expenses	394	—
Investment in Tully's Coffee Japan	—	182
Other	18	24

Total	$723	$534

8.    Property and equipment

        Property and equipment consist of the following:

	2002	2001
	(dollars in thousands)
Facility under capital lease	$88	$88
Machinery and equipment	9,252	9,422
Leasehold improvements	16,282	19,141
Furniture and fixtures	4,379	4,733
Software	905	866

	30,906	34,250
Less: Accumulated depreciation and amortization	(10,609)	(7,905)

Total	$20,297	$26,345

        In connection with the asset purchases of the Coffee Station and Marsee Baking stores, the Company acquired property and equipment of $1,633,000 in Fiscal 2001.

        In the fourth quarter of Fiscal 2002 and 2001, the Company recorded charges to expense of approximately $2,301,000 and $3,309,000, respectively, due to the impairment of certain long-lived assets. (see Note 10).

        Accumulated depreciation related to a facility held under capital lease as of March 31, 2002 and April 1, 2001 was $47,000 and $44,000, respectively.

9.    Goodwill and intangible assets

        Goodwill and other intangible assets consist of the following:

	2002	2001
	(dollars in thousands)
Goodwill	$4,280	$5,163
Leasehold interests	278	559
Lease commissions	240	282
Trademark and logo design costs	407	407
Covenants not to compete	371	371
Other	23	23

	5,599	6,805
Less accumulated amortization
Goodwill	(708)	(1,062)
Other intangible assets	(199)	(394)

Total	$4,692	$5,349

        In connection with the asset purchases of the Coffee Station and Marsee Baking stores in Fiscal 2001, the Company recorded goodwill and intangibles of approximately $464,000 and $605,000, respectively. Additionally, in the fourth quarter of Fiscal 2002 and 2001, the Company recorded a goodwill impairment of approximately $49,000 and $1,120,000, respectively (see Note 10).

10.    Impairment of long-lived assets

        During the fourth quarter of Fiscal 2002, the Company recognized a non-cash impairment loss of $2,350,000. Of the total impairment loss, $49,000 represents impairment of goodwill and other assets (see Note 8) and $2,301,000 relates to impairment of leasehold improvements and equipment. The impact of the tragedies of September 11, 2001 and the general economic downturn on the Company's retail markets, capital constraints and continued losses indicated that an updated review of the individual stores was required. An impairment was identified based on this review. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

        During Fiscal 2001, the Company recognized a non-cash impairment loss of $5,006,000. Of the total impairment loss, $1,697,000 represented impairment of goodwill and other assets, including the losses related to Tully's Europe B.V. (see Note 4), and $3,309,000 related to impairment of leasehold improvements and equipment. The effects of a slowing economy, capital constraints and continued losses indicated that a closer review of the individual stores was required. An impairment was identified based on this review.

11.    Income taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 31, 2002	April 1, 2001
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$8,836	$12,014
Stock options	1,859	1,518
Deferred licensing revenue	5,717	—
Unrealized loss on investments	39	—
Property and equipment	746	—
Asset impairment, store closures and lease termination costs	2,089	2,432
Deferred lease costs	792	361
Allowance for doubtful accounts	124	177
Accrued vacation	120	198
Other	31	75

Total deferred tax assets	20,353	16,775

Deferred tax liabilities
Property and equipment	—	(93)

Total deferred tax liabilities	—	(93)

Less: Valuation allowance	(20,353)	(16,682)

Net deferred tax asset	$—	$—

        At March 31, 2002, the Company had tax net operating loss carryforwards of approximately $23,578,000 that expire between 2012 and 2022.

        The Company's ability to use its net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended. These restrictions limit future use of net operating loss and credit carryforwards if certain stock ownership changes occur.

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

	2002	2001	2000
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	(1.6)%	(1.6)%
Change in tax rate	—	—	—
Other	1.9%	1.3%	2.8%
Valuation allowance	33.7%	34.3%	32.8%

	—%	—%	—%

        Because of the Company's net operating losses, no tax expense or benefit has been allocated to other comprehensive income.

12.    Accrued liabilities

        Accrued liabilities consist of the following:

	March 31, 2002	April 1, 2001
	(dollars in thousands)
Employee wages and taxes	$750	$1,139
Professional fees and services	191	691
Accrued lease termination and store closure costs	852	1,345
Underwriting fees on preferred stock sales	—	599
Accrued real estate and property taxes	455	232
Other	770	1,021

Total	$3,018	$5,027

        During 2001, placement agent fees/commissions of $1,198,000 were incurred on the sale of the Company's Series B Preferred Stock, of which $599,000 was paid in cash during Fiscal 2001, with the remaining balance to be paid in the form of warrants to purchase common stock. During Fiscal 2002, the Company issued warrants to purchase 239,629 shares of common stock in payment of this obligation. As of April 2, 2000, the Company accrued $1,555,000 for underwriting fees due on the sale of the Company's Series A Preferred stock, payable in Series A Preferred Stock. In May 2000, the Company and the broker agreed to settle this liability through the issuance of warrants to purchase 621,933 shares of common stock at $0.01 per share and 310,997 shares of common stock at $0.33 per share. At the time of settlement, the value of the warrants calculated using the Black-Scholes model was $2,280,000. The Company recorded the excess value of the warrants of $725,000 as additional stock issuance costs with an increase to additional-paid-in capital in May 2000.

13.    Bank line of credit

        On June 15, 2000, the Company signed a $6,000,000 bank line-of-credit agreement, which was amended on February 16, 2001 (the "Loan Agreement") with a maturity date of July 1, 2001. This Loan Agreement replaced a previous agreement and included substantially the same terms. As of April 1, 2001, the outstanding balance under the Loan Agreement was $5,500,000, bearing interest at the prime lending rate plus 1/2% (8.5% at April 1, 2001). The line was collateralized by all of the Company's assets, and was guaranteed by two directors. The two directors were paid a guarantee fee in the aggregate amount of one percent (1.0%) of the line's monthly average balance. As payment of this loan guarantee fee, the Company issued stock options for 105,112 shares of common stock in Fiscal 2002, for 287,676 shares in Fiscal 2001, and 190,948 shares in Fiscal 2000, with an estimated fair market value of $209,000, $669,000 and $428,000, respectively.

        On October 1, 2001, the Company fully repaid its bank line of credit and terminated the Loan Agreement.

14.    Long-term debt

        Long-term debt consists of the following:

	March 31, 2002	April 1, 2001
	(dollars in thousands)
Notes payable in monthly installments of $20,000 as of March 31, 2002, including interest ranging from 3.25% to 12.0%, maturing September 2002 through June 2005, collateralized by various equipment	$173	$385
Note payable in monthly installments of $14,000 through May 2002	28	194
Note payable in monthly installments of $26,000 as of March 31, 2002, including interest at 5.8%, through September 2002, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	133	146

	334	725
Less: Current portion	(308)	(515)

Total	$26	$210

        Future principal payments on long-term debt are as follows:

Fiscal year
2003	$308
2004	20
2005	5
2006	1

Total	$334

15.    Convertible promissory note

        In December 2000, the Company issued a convertible note in the principal amount of $3,000,000 to an affiliate of a director of the Company. At any time prior to the earlier of January 2, 2005 or repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock. For each $100,000 of debt outstanding on each January 1st, the Company will issue warrants to purchase 8,000 shares of common stock to the note holder in lieu of interest on the outstanding principal balance. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof.

        On January 1, 2001, the Company issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The fair value of the notes was determined to be $2,544,000 and the warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $456,000, using the Black Scholes valuation model.

        Upon issuance, the note was immediately convertible into Series A Preferred Stock at the note holder's option and was therefore deemed to have a beneficial conversion feature in the amount of $456,000. The beneficial conversion feature is analogous to interest and will be allocated to interest expense over the life of the note. The unamortized portion of the beneficial conversion feature was $293,000 at March 31, 2002 and $407,000 at April 1, 2001, and is recorded as a discount to the debt

        Since the issuance of the note, the Company has recorded additional non-cash interest expense in recognition of the additional warrants issued in lieu of cash interest payments. On January 1, 2002, the Company issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The warrants, which have an exercise price of $.01 per share, were determined to have a fair value of approximately $480,000, using the Black Scholes valuation model. This amount was recorded as a deferred charge that will be amortized to interest expense.

        Due to the amortization of the beneficial conversion feature and of the warrants, the Company recorded a non-cash charge to interest expense of $565,000 in Fiscal 2002 and $163,000 in Fiscal 2001.

16.    International Licenses and Deferred Licensing Revenue

        In April 2001, the Company granted UCC Ueshima Coffee Company, LTD ("UCC") an exclusive, perpetual license to use Tully's business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over seven years, the term of the prepaid royalties under the agreement. Commencing in April 2009, UCC is required to pay the Company a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks in Asia (other than Japan).

        The Company has license and supply agreements with Tully's Coffee Japan. Under the license agreement, as amended in Fiscal 2002, the licensee has the right to use the Tully's trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. Tully's Coffee Japan is required to pay licensing fees to the Company based upon the store revenues. The supply agreement, as amended during Fiscal 2001, allows Tully's Coffee Japan to roast Tully's coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements. Tully's Coffee Japan is required to pay a royalty to the Company based upon the volume of coffee roasted in Japan.

        In consideration, and in connection with the formation of Tully's Coffee Japan, the Company received 824 shares of Tully's Coffee Japan stock. On October 1, 2001, the Company received

$4,200,000 in cash and 300 additional shares of Tully's Coffee Japan common stock (valued at $1,771,000 on that date) in connection with the amendment of its supply agreement with Tully's Coffee Japan. The Company has accounted for the October 1, 2001 payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over fifteen years, the estimated life of the agreement.

17.    Related party notes payable

        During the fourth quarter of Fiscal 2001, one director loaned the company $250,000 and one stockholder loaned the Company $100,000. In April 2001, three directors loaned the Company an aggregate of $1,000,000. In April 2001, the Company repaid the stockholder loan of $100,000 plus interest. These notes payable were collateralized by various Company assets and provided for interest rates ranging from prime plus 1/2 percent to prime plus one percent. In July 2001, $250,000 of the director notes payable was paid and in November 2002 the Company repaid the remaining $1,000,000 of director notes payable. Total interest paid on these five notes in Fiscal 2002 was $57,000.

18.    Related-party transactions

        During Fiscal 2001and 2000, the Company paid approximately $445,000 and $75,000, respectively, to a company controlled by the Company's chairman and former chief executive officer (the "Chairman") for real estate services provided in connection with the Company's new stores, the Company's corporate expenses paid by that company and advances made to the Chairman. In addition, during Fiscal 2001 and 2000 the Company made charitable contributions of approximately $241,000 and $42,000, respectively, on behalf of a foundation organized by the Chairman (the "Foundation"). As a result of these payments and contributions, at April 1, 2001, the Company had a receivable of approximately $601,000 from its Chairman and the Foundation. In August 2001 the Chairman and the Foundation repaid these receivables in full, plus interest at the rate of prime plus one percent per annum.

        During Fiscal 2001 and 2000, the Company paid $25,000 and $70,000, respectively, to O'Keefe & Associates, an executive search firm controlled by the brother of the Chairman, in conjunction with two executive search assignments.

        Prior to its repayment (see Note 13), the Company's line of credit was guaranteed by the Chairman and a director in consideration for a combined guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2002, 2001 and 2000, the Company issued options to purchase an aggregate of 105,112, 287,676 and 190,948 shares of common stock with an estimated fair market value of $210,000, $669,000 and $428,000, respectively, to the guarantors in consideration for their guarantee.

        A director of the Company is of counsel with a law firm that provides legal services to the Company. During Fiscal 2002, 2001 and 2000, the Company incurred fees and costs of $317,000 (of which approximately $116,000 was payable at March 31, 2002), $309,000 (of which $147,000 was payable at April 1, 2001), and $170,000, respectively, related to services performed for the Company by the law firm.

19.    Store closure and lease termination costs

        During Fiscal 2002, the Company closed twelve stores due to poor performance. These stores represented approximately 2.1% of the Company's Fiscal 2002 revenues. A $1,583,000 charge was recorded against operations during the year, of which $498,000 was recorded in the fourth quarter of Fiscal 2002.

        During Fiscal 2001, the Company closed four stores due to poor performance. These stores represented approximately 1.9% of the Company's Fiscal 2001 revenues.

        Store closure and lease termination costs for Fiscal 2002 and 2001 are as follows (dollars in thousands):

	2002	2001
Write-off of property and equipment from store closures	$524	$1,194
Lease termination costs	1,059	1,426

Total	$1,583	$2,620

        The Company also had unopened retail store locations for which leases had been signed. During Fiscal 2001 and the first quarter of Fiscal 2002, the Company determined that it would not develop a total of 19 retail locations for which leases had been signed but the stores had not yet been built because current projected models did not meet management's financial criteria and due to capital constraints. Through June 20, 2002, sixteen of these 19 leases had been terminated, and one store location is scheduled to open in Fiscal 2003. Remaining estimated lease termination costs, which include rents and broker fees, of approximately $852,000 at March 31, 2002 were determined using management's best estimate. Rent for these unopened stores was approximately $221,000 and $169,000 during Fiscal 2002 and 2001, respectively, and is included in marketing general and administrative expenses.

20.    Commitments and contingencies

Lease commitments

        The Company leases retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these leases was approximately $6,639,750, $5,291,000, and $3,046,000 for Fiscal 2002, 2001 and 2000, respectively. Contingent rental expense was approximately $167,000, $172,000, and $211,000 for Fiscal 2002, 2001 and 2000, respectively and is recognized as incurred. The Company's Chairman has guaranteed performance under one of the Company's leases.

        In connection with certain leases, lessors have granted tenant improvement allowances to the Company. These amounts, included in liabilities under the caption "deferred lease costs," are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the "stepped rent" excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of the Company's leases.

        The Company leases approximately 220,000 square feet, which currently houses administrative and executive offices. The lease has a ten-year term with two five-year options to renew. In February 2001, the Company received $1,000,000 from the lessor as reimbursement for company-paid tenant improvements, which is being repaid to the lessor in the form of increased rents over the remaining life of the lease. Annual rent payments under the lease are approximately $792,000 for fiscal years 2002 through 2005, $911,000 for fiscal years 2006 through 2010 and $114,000 for fiscal year 2011. On March 19, 2002, the Company signed an early termination letter agreement ("Termination Letter") with the lessor. The Termination Letter provides that, in event that the lessor finds a replacement tenant or buyer to occupy the premises the lease will terminate upon 150 days notice, and the Company would be required to relocate its operations. In this event, the unamortized balance of the tenant improvement reimbursement will continue to be an obligation of Tully's, and will be converted to an installment note payable with monthly payments of $14,994 through May 2010. The installment note will bear interest at the rate of twelve percent (12%) per annum.

        The Company has subleased to third parties certain space through 2008. Sublease income under contract are summarized as follows:

Fiscal year
(dollars in thousands)
2003	$119
2004	114
2005	116
2006	116
2007	81
Thereafter	84

Total	$630

        Minimum future rental payments under noncancellable operating leases as of March 31, 2002 (including leases for unopened store locations) are summarized as follows:

Fiscal year
(dollars in thousands)
2003	$5,324
2004	5,124
2005	5,053
2006	4,919
2007	4,398
Thereafter	11,612

Total	$36,430

        Minimum future rental payments under capital leases as of March 31, 2002 are summarized as follows:

Fiscal year
(dollars in thousands)
2003	$33
2004	31
2005	22
2006	21
2007	19
Thereafter	194

Total minimum lease payment	320
Less: Amount representing interest	(193)

Present value of net minimum lease payments under capital leases	$127

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

Sponsorship commitments

        The Company has sponsorship agreements with PacBell Stadium in San Francisco and Safeco Field in Seattle expiring on October 31, 2002 and December 31, 2003, respectively, that provide for certain advertising and marketing rights in exchange for annual fees. The remaining annual fee under the PacBell Stadium agreement is $950,000 for Fiscal 2003. The Company does not plan to renew this contract. The annual fees under the Safeco Field agreement are $450,000 each for Fiscal 2003 and 2004.

Purchase commitments

        From time to time, the Company may enter into forward commitments for the purchase of green coffee that may only be available in small quantities. As of March 31, 2002, the Company had approximately $2,700,000 in fixed-price purchase commitments for Fiscal 2003. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

Contingencies

        In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings, which, in the opinion of management, would adversely affect its financial position, results of operations or cash flows.

21.    Stock options

Company Stock Incentive Plan

        In 1994, the Company adopted a Stock Incentive Plan (the "1994 Plan") whereby the Company may issue incentive or nonqualified stock options to employees and directors. Stock options are granted solely at the discretion of the Board of Directors of the Company and are issued at a price, as determined by the Board of Directors, ranging from $0.01 through the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by the Board of Directors. The 1994 Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. In August 1999 the Company's stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan (see Note 23) at 4,200,000.

Founder's Stock Option Plan

        In addition to options granted under the 1994 Plan, the Company's chairman and founder has granted options to purchase shares of his stock to employees and third parties (the "Founder's Plan"). During Fiscal 2002, 2001 and 2000 the founder granted options to purchase 9,800, 62,000 and 274,875 shares, respectively, of common stock at an exercise price of $0.01 per share. Options outstanding under the Founder's Plan at March 31, 2002 were 1,704,317. The options were issued from the founder's shares rather than newly issued shares of the Company to avoid diluting the other stockholders. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. Although the Company did not grant the options, generally accepted accounting principles require that the Company record an expense related to these grants. Accordingly, in Fiscal 2002, 2001 and 2000 the Company recorded an increase to additional paid-in capital and a non-cash charge to compensation expense of $20,000, $153,000 and $619,000, respectively.

All Plans

        Non-cash stock option compensation expense under these two plans, (including employees and directors and also third parties under the Founder's Plan) totaled $259,000, $782,000 and $1,208,000 for Fiscal 2002, 2001 and 2000, respectively. Additionally, in consideration for a guarantee on its line of credit, the Company issued stock options under the 1994 Plan to the guarantors (see Note 13).

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

	Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands, except per share data)
Net loss-as reported	$(11,152)	$(25,057)	$(8,066)
Net loss-pro forma	$(11,260)	$(25,296)	$(8,320)
Basic and diluted loss per common share
As reported	$(0.69)	$(1.59)	$(1.15)
Pro forma	$(0.69)	$(1.60)	$(1.17)

        The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2002, 2001 and 2000:

Years ended
	March 31, 2002	April 1, 2001	April 2, 2000
Risk free interest rate	4.57% to 5.39%	5.03% to 6.17%	5.44% to 6.59%
Expected lives	3 - 5 years	3 - 5 years	5 - 10 years
Expected volatility	80%	80%	0% to 70%

        Stock option activity (including grants under the Founder's Plan) under all plans for Fiscal 2002, 2001 and 2000 is summarized as follows:

	Number of shares	Weighted- average exercise price
Balance, March 28, 1999	2,854,033	$0.43
Granted	1,139,929	0.44
Forfeited	(117,015)	0.60
Exercised	(12,850)	0.01

Balance, April 2, 2000	3,864,097	0.43
Granted	572,525	0.44
Forfeited	(269,976)	1.44
Exercised	(70,390)	0.25

Balance, April 1, 2001	4,096,256	0.37
Granted	184,662	0.01
Forfeited	(306,810)	1.34
Exercised	(27,726)	0.01

Balance, March 31, 2002	3,946,382	$0.28

        At March 31, 2002, options for 2,242,065 shares were outstanding under the 1994 Plan (leaving 1,957,935 shares available for grant under the 1994 Plan and the Employee Stock Purchase Plan) and options for 1,704,317 shares were outstanding under the Founder's Plan. In May 2002, the Company granted options for 1,000,000 shares under the employment agreement with its new CEO. As of March 31, 2002, April 1, 2001 and April 2, 2000 options for 3,839,186, 3,777,044 and 3,143,348 shares, respectively, were exercisable. Outstanding stock options are summarized as follows:

	March 31, 2002	April 1, 2001	April 2, 2000
Issued under the 1994 Plan
Employees and Directors	1,089,830	1,334,666	1,407,358
Directors, for Loan Guarantees	1,152,235	1,047,123	759,447

Total Outstanding under 1994 Plan	2,242,065	2,381,789	2,116,805
Outstanding under the Founder's Plan	1,704,317	1,714,467	1,697,292

Total Outstanding Stock Options	3,946,382	4,096,256	3,864,097

	2002		2001		2000
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	184,662	$.01	465,625	$2.11	922,604	$2.24
Weighted-average fair value of options granted during the year whose exercise price was equal to the fair value of the stock on the date of grant	—	—	106,900	$1.20	217,325	$0.77

Total	184,662		572,525		1,139,929

        The following table summarizes information about fixed-price options outstanding at March 31, 2002 under the 1994 Plan (it excludes options exercisable under the Founder's Plan, which will not effect the outstanding shares, or provide cash proceeds to the Company, if exercised):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life	Number exercisable	Weighted-average exercise price
			(years)
$0.01	1,656,720	$0.01	7.58	1,636,720	$0.01
0.33	25,555	0.33	1.35	25,555	0.33
1.50	97,363	1.50	4.0	97,363	1.50
1.75	96,361	1.75	5.0	77,000	1.75
1.78	200,000	1.78	6.71	200,000	1.78
2.25	151,600	2.25	6.85	92,965	2.25
$2.50	14,466	2.50	8.29	5,266	2.50

Total	2,242,065			2,134,869

22.    Stockholders' equity

Preferred stock

        In December 2000, the Company concluded an offering to accredited investors of Series B Preferred Stock. The Series B Preferred Stock is junior in liquidation preference to the Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of the common stock. The Company sold 4,990,709 shares of Series B Preferred Stock and received aggregate proceeds of approximately $12,477,000. The holders of shares of Series B Preferred Stock are eligible to receive dividends, when and if such dividends are declared by the Company's Board of Directors, in amounts and on such terms and conditions as the Board of Directors, in its discretion, may provide.

        In Fiscal 1999, the Company issued 6,217,480 shares of Series A Preferred Stock. In Fiscal 2000, the Company's Articles of Incorporation were amended to increase the number of authorized shares of Series A Preferred Stock from 10,000,000 to 17,500,000. During Fiscal 2000, the Company completed a Series A Preferred Stock accredited investor financing. The per unit offering price was $10.00 and each unit consisted of 4 shares of the Company's Series A Preferred Stock and a warrant to purchase two shares of the Company's Common Stock at an exercise price of $0.33 per share. Proceeds of $22.9 million were received from the offering and 2,290,196 units were sold. The warrants have a 10-year life. The Series A Preferred Stock is convertible into one share each of common stock at the option of the stockholder, has preference over common stock upon liquidation of the Company, and has the right to participate in any dividend payable on the common stock. The Preferred Stock also has voting rights. Each share of Series A Preferred Stock is automatically convertible into one share of the Company's common stock if the Company makes a "Qualified Offering" of its common stock. A Qualified Offering is defined as an offering of the Company's common stock in excess of $15,000,000 made pursuant to a registration statement filed under the Securities Act of 1933.

Common stock and Warrants

        During Fiscal 2002, warrants to purchase 7,500 shares of common stock were exercised at $0.33 per share.

        During Fiscal 2001, warrants to purchase 525,625 shares of common stock were exercised. The Company issued warrants to purchase 1,172,900 shares of common stock, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.09 per share. The weighted-average fair value of the warrants on the date of grant was $2.41 for fiscal 2001.

        In connection with the sale of Series A Preferred Stock during Fiscal 2000, the Company issued warrants to purchase 4,580,392 shares of common stock at an exercise price of $0.33 per share in Fiscal 2000. During Fiscal 2000, warrants to purchase 799,074 shares of common stock were exercised. The exercise price of the warrants at the date of issuance was below the fair market value of the common stock and is therefore considered an "in the money" or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred stockholders from the date of issuance through the date the warrants are exercisable.

        As a result of the aforementioned accounting, the Company allocated $8,794,000 of the preferred stock proceeds to additional paid in capital in Fiscal 2000. As the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock. The weighted-average fair value of the warrants on the date of grant was $2.08 for Fiscal 2000.

        The Company had warrants outstanding to purchase 8,058,176 and 7,586,047 shares of common stock as of March 31, 2002 and April 1, 2001, respectively.

23.    Stock purchase plan

        In 2000, the stockholders approved the Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has authorized up to 4,200,000 shares of common stock to be offered under the Purchase Plan and 1994 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan. Under the Purchase Plan, eligible employees will be entitled to purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's common stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

        A committee appointed by the Board will administer the Purchase Plan. Any employee who is customarily employed for at least 20 hours per week and more than five months in a calendar year by the Company, or by any majority-owned subsidiary designated from time to time by the Board, and who does not own 5% or more of the total combined voting power or value of all classes of the Company's outstanding capital stock, will be eligible to participate in the Purchase Plan.

24.    Employee 401(k) savings plan

        During Fiscal 2000, the Company adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by the Company for six months. There is no mandatory Company match. Most plan administrative costs are paid by the 401(k) savings plan.

25.    Segment Reporting

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

        Previously the Company reported two business units, but is now reporting three units (See Note 1). The Company is organized into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company's mail order sales, and (3) its International division which sells products and materials to the Company's international licensees and manages the international licensing of the Tully's brand and the related royalty programs.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income/(loss) represents earnings before interest income and expense.

        The tables below present information by operating segment:

	Years Ended
	March 31, 2002	April 1, 2001	April 2, 2000
	(dollars in thousands)
Revenues
Retail store division	$41,477	$35,759	$24,062
Wholesale division	5,116	4,783	3,194
International division(1)	4,857	1,560	442
Corporate and other	8	—	—

Total Revenues	$51,458	$42,102	$27,698

Operating income/(loss)
Retail store division(2)	$(3,381)	$(7,700)	$1,022
Wholesale division	329	(4)	252
International division	2,535	89	83
Corporate and other expenses(3)	(12,834)	(16,738)	(9,347)
Interest and other, net(4)	2,199	(704)	(76)

Net Loss	$(11,152)	$(25,057)	$(8,066)

Depreciation and amortization
Retail store division	$3,114	$2,844	$1,615
Wholesale division	282	311	78
International division	**	**	3
Corporate and other expenses	1,204	1,238	852

Total depreciation and amortization	$4,600	$4,393	$2,548

**
not material—less than $1,000

(1)
For Fiscal 2002, International division revenues include the amortization of fees received under the agreements with UCC and Tully's Coffee Japan (See Note 16). There were no such transactions during Fiscal 2001 and 2000.

(2)
In Fiscal 2002 and 2001, the Retail division operations include adjustments for impairment of long-lived assets of $2,350,000 and $5,006,000, respectively, and for amounts required to close stores and terminate store leases during the respective periods totaling $498,000 and $2,620,000, respectively. (See Notes 10 and 19)

(3)
In Fiscal 2001, unallocated corporate expenses includes the write-off of Tully's Europe B.V joint venture and its related trade receivables of $1,036,000, marketing and charitable contributions of $2,692,000, and professional fees and services of $1,603,000.

(4)
Interest and other, net includes $2,887,000 for the realized gain from the sale of Tully's Coffee Japan common stock during Fiscal 2002. There were no stock sales during Fiscal 2001 and 2000.

26.    4th Quarter Adjustments

        During the fourth quarter of Fiscal 2002 and 2001, the following adjustments were recorded (dollars in thousands):

	2002	2001
Impairment of long-lived assets	$2,350	$5,006
Store closures and lease termination costs	498	2,151
Write-off of Tully's Europe B.V. joint venture and trade receivables	—	1,036
Professional fees and services	—	647

Total	$2,848	$8,840

27.    Selected Quarterly Financial Data (Unaudited)

        Summarized quarterly financial information for Fiscal 2002 and Fiscal 2001 is as follows. The Company's sales are seasonal.

	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2002
Net Revenues	$12,909	$13,102		$13,244	$12,203	$51,458
Gross Profit	6,197	6,215		6,472	6,669	25,553
Net (Loss) Income	(3,648)	(2,791)		42	(4,755)	(11,152)
EPS
Basic and Diluted	$(0.23)	$(0.17)	$	*	$(0.29)	$(0.69)
Fiscal 2001
Net Revenues	$8,794	$9,619		$11,453	$12,236	$42,102
Gross Profit	4,172	4,456		5,910	5,059	19,597
Net Loss	(2,881)	(2,701)		(3,504)	(15,971)	(25,057)
EPS
Basic and Diluted	$(0.19)	$(0.17)		$(0.22)	$(1.06)	$(1.59)

*
Less than $0.01

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name	Age	Position
Tom T. O'Keefe	48	Chairman of the Board
Anthony J. Gioia	52	Chief Executive Officer, President and Director
Kristopher S. Galvin	49	Chief Financial Officer, Vice President and Secretary
Graham Anderson	69	Director
Kimberly J. Beach	45	Director
Larry A. Culver	60	Director
Marc Evanger	47	Director
Kevin G. Fortun	47	Director
Lawrence L. Hood	43	Director
George Hubman	59	Director
Richard J. Padden	49	Director
James Cameron Towne	59	Director

        Tom T. O'Keefe—Chairman of the Board, Founder.    Tom T. O'Keefe founded Tully's in 1992 and has served as a director and chairman of the board since that date. Mr. O'Keefe served as chief executive officer of Tully's from 1992 until March 2001. Mr. O'Keefe is also president and chief executive officer of O'Keefe Development Corporation, a real estate development and investment firm he founded. Tom and his wife Cathy have been actively involved in local and national community organizations for over 20 years. In 1983, the O'Keefe's co-founded the Patrons of Cystic Fibrosis, a local guild of volunteers working to support cystic fibrosis research in Washington. Mr. O'Keefe is a previous national board member, a former president and event chairman of the Cystic Fibrosis Foundation. Tom and Cathy are the recipients of the 1996 Breath of Life Award from the Patrons of Cystic Fibrosis and 2000 Living and Giving Award in from the Juvenile Diabetes Foundation of Seattle. Mr. O'Keefe's charitable efforts focus largely on children in the community. Mr. O'Keefe is presently serving as a board member to the Boys and Girls Club of Bellevue, Children's Hospital Foundation, Leukemia & Lymphoma Society Seattle Chamber of Commerce, Virginia Mason Hospital and is on the Board of Governors of the Columbia Tower Club and is the Chairman of the capital campaign for the Museum of Flight.

        Anthony Gioia—President and Chief Executive Officer and Director.    Mr. Gioia was named president and CEO of Tully's in May of 2002, and was also appointed a director of the Company. Prior to joining Tully's, Mr. Gioia was the president, CEO, and a director of Southwest Supermarkets, LLC ("SWS") in Phoenix, AZ, from 1999 to December 2001. SWS was one of the leading ethnic grocery chains in the southwest with 38 stores, generating approximately $300 million in annual revenue and was owned by a leveraged buy-out firm. In December 2001, SWS was sold to another supermarket chain through a reorganization under Chapter 11. From 1990 to 1998, Mr. Gioia served at Baskin-Robbins, USA in Glendale, Calif., and was an officer of Dunkin' Donuts, in Randolph, Mass., both divisions of Allied Domecq, QSR, where he held the positions of senior vice president and then president of Baskin-Robbins. In 1986 Mr. Gioia co-founded Wolfgang Puck Food Company in Santa Monica, Calif., where he held the position of chief operating officer (COO) until 1990.

        Kristopher S. Galvin—Vice President, Chief Financial Officer and Secretary.    Mr. Galvin joined Tully's Coffee in February 2002 as vice president, chief financial officer and secretary. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems, Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product

Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains- Pay'n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

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

        Kimberly J. Beach—Director.    Ms. Beach served Tully's as chief financial officer and secretary from October 2001 through February 2002. Ms. Beach was appointed as a director in March 2002. From 1997 to 1999 she served as chief financial officer with Seattle Coffee Company (SCC). SCC is a national specialty coffee roaster, retailer and wholesaler with two brands, Seattle's Best Coffee and Torrefazione Italia. During her tenure, SCC was acquired by AFC Enterprises, Inc. From 1994 to 1997, Ms. Beach served as chief financial officer with Todo, Inc., a twenty-unit restaurant chain, until World Wrapps acquired the company. From 1985 to 1994, Ms. Beach served as chief financial officer for Capital Realty Corp., a real estate development company. Ms. Beach was with Arthur Young & Company from 1978 to 1984.

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

        Marc Evanger—Director.    Mr. Evanger served as interim president and chief executive officer of Tully's from July 2001 through May 2002. Mr. Evanger has been a director of the Company since March 1999. Mr. Evanger joined Tully's in December 1998 as vice president—corporate planning and development, a part-time position. From 1984 to 1998 Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, most recently as senior vice president of finance and administration and chief financial officer, which position he held from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse & Company. Mr. Evanger is currently a director of Car Toys, Inc., a retailer of specialty automotive sound systems and cellular, Childhaven and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

        Kevin G. Fortun—Director.    Mr. Fortun founded Stockpot Soups in 1978 and served as its president and chief executive officer from 1978 to 1998. Stockpot Soups, which manufactures and distributes fresh refrigerated soups, sauces, entrees, gravies, stews and chili's throughout the United States and abroad, was sold to the Campbell Soup Company in 1998. Currently, Mr. Fortun is self-employed. Mr. Fortun is co-owner and a board member of Ride the Ducks, a Seattle based entertainment tour company. Mr. Fortun was elected as a director in March 2001.

        Lawrence L. Hood—Director.    Mr. Hood is a principal and managing partner of Pacific Portfolio Consulting, L.P., an independent, fee only investment advisory firm. Between 1987 and 1992, Mr. Hood was a principal in charge of the investment division of Kibble & Prentice, Inc., a regional financial services firm. Mr. Hood served as a director for A-Sport, Inc., a manufacturer and distributor of water

sports brands and snowboards and is a past member of the Charles Schwab Advisory Board.    Mr. Hood has served as a director of Tully's since February 1994.

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

        James Cameron Towne—Director.    Mr. Towne has been chairman of Greenfield Development Corporation, a real estate remediation and development company, since 1995. From 1982 to 1995, he was president, chief executive officer or chairman of various companies, including Osteo Sciences Corporation, Photon Kinetics, Inc., MCV Corporation, Metheus Corporation and Microsoft Corporation. From 1993 through 1998, he was president of the board of Overlake School. Mr. Towne also serves on the board of directors of Cutter & Buck, a specialty sportswear and outerwear clothing retailer, and Monowave Corporation, a privately held speech recognition software company. Mr. Towne has served as a director of Tully's since February 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully's directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully's equity securities and any subsequent changes to their respective security holdings. They also must provide Tully's with copies of these reports. During Fiscal 2002, the following reporting persons failed to file on a timely basis the Statement of Changes of Beneficial Ownership on Form 4 as set forth below: Mr. O'Keefe had 20 transactions and was late in filing ten statement of changes; Mr. Anderson had 14 transactions and was late in filing ten statement of changes; Mr. Culver had 15 transactions and was late in filing eight statement of changes; Mr. Evanger had 14 transactions and was late in filing ten statement of changes; Mr. Fortun had nine transactions and was late in filings seven statement of changes; Mr. Hood had 19 transactions and was late in filings ten statement of changes; Mr. Hubman had 20 transaction and was late in filings ten statement of changes; Mr. Padden had 19 transactions and was late in filings ten statement of changes; Mr. Towne had 20 transactions and was late in filing eleven statement of changes; and Ms. Beach had one transaction and was late in filing one statement of changes.

ITEM 11. EXECUTIVE COMPENSATION

        The following table discloses compensation paid to Tully's chief executive officers during Fiscal 2002 (the "Named Executive Officers"). No other executive officer of the Company received salary and bonus that exceeded $100,000 during Fiscal 2002.

SUMMARY COMPENSATION TABLE

Long-Term Compensation Awards Securities Underlying Options (#)
Annual Compensation
Name and Principal Positions						All Other Compensation
	Year	Salary		Bonus
Marc Evanger Interim President and Chief Executive Officer and Director(1)	2002 2001 2000	$ $ $	192,885 52,000 52,000	— — —	7,250 3,500 1,000	— — —
Jamie Colbourne President and Chief Executive Officer(2)	2002		$15,385	—	—	—

(1)
Mr. Evanger served as interim president and chief executive officer of the Company for the period from July 14, 2001 through May 2002.

(2)
Mr. Colbourne served as chief executive officer and president of the Company for the period March 27, 2001 through July 13, 2001.

Option Grants in Fiscal 2002

        The following table provides information relating to stock options awarded to the Named Executive Officers during Fiscal 2002:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in fiscal year 2002	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value(1)
Marc Evanger	7,250	0.4%	$0.01(2)	4/1/2011	$14,464
Jamie Colbourne	—	—	—	—	—

(1)
The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 6%; and (b) expected life of 10 years.

(2)
The fair market value at date of grant was $2.00 per share.

Aggregated Option Values as of Fiscal Year-End 2002

        The following table provides information regarding the aggregate number of options exercised during Fiscal 2002, by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of March 31, 2002.

Aggregated Option Exercises in Fiscal Year 2002
and 2002 Year-End Option Values

Number of Securities Underlying Unexercised Options at End of Fiscal Year 2002
Value of Unexercised In-The-Money Options at End of Fiscal Year 2002(1)
Shares Acquired on Exercise
Name		Value Realized ($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Marc Evanger	—	—	413,750	(2)	—	$469,363	—
Jamie Colbourne	—	—	—		—	—	—

(1)
The stock options were granted with exercise prices ranging from $0.01 to $2.25 per share. The value was determined using a fair market value of $2.00 per share as compared to the exercise price at grant.

(2)
Includes options to purchase 201,500 shares of common stock granted by Company's chairman, Tom T. O'Keefe under the Founder's Stock Option Plan (see Note 21 to the Consolidated Financial Statements).

Compensation Committee Interlocks and Insider Participation

        During Fiscal 2002, management compensation issues generally were reviewed and approved by the Compensation Committee, which was composed of Messrs. Hubman and Anderson, both of whom are non-employee directors. During Fiscal 2002, no executive officer of the Company served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully's Board or its Compensation Committee.

        Tom T. O'Keefe, the Chairman of the Board, and George Hubman, a director and stockholder, guaranteed the Company's bank line of credit in return for a combined guarantee fee of one percent (1.0%) of the line's monthly average balance. In exchange for the guarantee, the Company issued stock options to the guarantors with an exercise price of $.01 per share for 105,112 shares (2002), 287,676 shares (2001) and 190,948 shares (2000) of common stock with an estimated fair market value of $209,000, $669,000 and $428,000, respectively. The line of credit was repaid on October 1, 2001.

        Richard Padden, a director of the Company, is of counsel with the law firm, Carney Badley Smith & Spellman, which provides legal services to the Company. During Fiscal 2002, 2001 and 2000, the Company incurred costs of $317,000 (of which approximately $116,000 was payable at March 31, 2002), $309,000, and $170,000, respectively, related to services performed by the law firm.

Director Compensation

        The directors of Tully's receive no cash compensation for serving on the board of directors, but are reimbursed for reasonable expenses incurred in attending board and committee meetings. Each director is entitled to receive a grant of non-qualified options under the Company's 1994 Common Stock Option Plan to purchase 500 shares and 250 shares of Tully's common stock, respectively, for each board meeting and board committee meeting that the director attends. Each option has an exercise price of $0.01 per share, a term of ten years and is fully vested upon grant. In accordance with this policy, during Fiscal 2002, the members of the board received options to purchase an aggregate of 69,750 shares.

Employment Agreements and Compensatory Arrangements

        Tully's generally does not enter into employment agreements or written compensatory arrangements with its employees, including the Named Executive Officers. Following the end of Fiscal 2002, the Company entered into an employment agreement with its new chief executive officer and president pursuant to which that officer will receive annual compensation of $250,000 in Fiscal 2003, certain stock option grants and potential bonus payments.

Report of Compensation Committee on Executive Compensation

Executive Compensation Philosophy

        The compensation committee of the board of directors was composed of two outside directors (George Hubman and Graham Anderson) during Fiscal 2002. Marc Evanger was appointed to the committee on May 23, 2002, and serves as its chairman. The compensation committee is responsible for evaluating compensation levels and compensation programs for executives and for making recommendations to the board regarding appropriate compensation awards for executive management. During Fiscal 2000, the compensation committee commissioned Watson Wyatt, a leading human resources consulting firm, to review and develop the Company's executive compensation program.

        The executive compensation program of the Company is designed to attract, retain and motivate executive officers capable of leading the Company to meet its business objectives, to enhance long-term stockholder value and to reward executive management based on contributions to both the short and long term success of the Company. The compensation committee's philosophy is for the Company to use compensation policies and programs that align the interests of executive management with those of the stockholders and to provide compensation programs that create incentives for and reward both the short and long term performance of the executive officers based on the success of the Company in meeting its business objectives.

Executive Compensation Components

        Base Salary.    Recommendations for base salaries for executive officers are made at levels believed by the compensation committee to be sufficient to attract and retain qualified executive officers based on the stage of development of the Company and the market practices of other companies. A change in base salary of an executive officer is based on an evaluation of the performance of the executive, prevailing market practices and the performance of the Company as a whole. In determining recommended base salaries, the compensation committee not only considers the short term performance of the Company, but also the success of the executive officers in developing and executing the Company's strategic plans, developing management employees and exercising leadership in the development of the Company.

        Incentive Bonus.    The compensation committee believes that a portion of the total cash compensation for executive officers should be based on the Company's success in meeting its short-term performance objectives and contributions by the executive officers that enable the Company to meet its long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further the long-term objectives of the Company, and places a portion of each executive officer's annual compensation at risk.

        Stock Options.    The compensation committee believes that equity participation is a key component of the Company's executive compensation program. Stock options are awarded by the board of directors to executive officers primarily based on potential contributions to the Company's growth and development and marketplace practices. These awards are designed to retain executive officers and to motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders. Stock options provide an effective incentive for management to create stockholder value over the long term because the full benefits of the option grants cannot be realized unless an appreciation in the price of the Company's common stock occurs over a number of years.

        Chief Executive Officer Compensation.    In assembling the Chief Executive Officer's compensation package, the Committee pursued the objectives discussed above, worked within the framework and guidance of the Watson Wyatt compensation review performed in Fiscal 2000, considered the individual performance of the Chief Executive Officer and the cash resources and needs of the Company.

Compensation Committee Marc Evanger, Chairman Graham S. Anderson George Hubman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of Tully's common stock, Series A Stock and Series B Stock as of May 31, 2002, by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all stockholders known by the Company to be beneficial owners of more than five percent of its voting securities:

	Common Stock			Series A Preferred			Series B Preferred
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O'Keefe	5,495,901	(2)	32.3%	-0-		*	-0-	*
Keith McCaw	4,723,885	(3)	22.5%	3,200,000	(4)	19.3%	-0-	*
George Hubman	1,770,698	(5)	10.3%	200,000		1.3%	-0-	*
Kevin G. Fortun	545,000	(6)	3.2%	280,000		1.8%	120,000	2.4%
Graham S. Anderson	495,834	(7)	3.0%	40,000		*	-0-	*
Marc Evanger	430,600	(8)	2.6%	10,000		*	-0-	*
Lawrence L. Hood	185,445	(9)	1.1%	10,000		*	40,000	*
Richard J. Padden	142,667	(10)	*	20,000		*	-0-	*
Larry A. Culver	80,500	(11)	*	40,000		*	-0-	*
James C. Towne	53,750	(12)	*	20,000		*	-0-	*
Jamie S. Colbourne	15,000	(13)	*	10,000		*	-0-	*
Kimberly J. Beach	500	(14)	*	-0-		*	-0-	*
Anthony J. Gioia	-0-		*	-0-		*	-0-	*
Executive officers and directors as a group (11 persons)(15)	9,000,145		46.8%	620,000		4.0%	160,000	3.2%

*
Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the stockholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of May 31, 2002 are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of May 31, 2002, the Company had 16,320,614 shares of Common Stock, 15,378,264 shares of Series A Convertible Preferred Stock, and 4,990,709 shares of Series B Convertible Preferred Stock issued and outstanding.

(2)
Includes 1,696,042 shares of common stock subject to currently exercisable purchase options granted by Mr. O'Keefe to employees and third parties, 42,500 shares of common stock held by the O'Keefe Children's Trust, and an aggregate of 676,813 shares of common stock that Mr. O'Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002.

(3)
Includes an aggregate of 1,480,550 shares of Common Stock that Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 3,200,000 shares of Series A Convertible Preferred Stock.

(4)
Assumes the conversion of a promissory note held by an affiliate of Mr. McCaw into 1,200,000 shares of Series A Convertible Preferred Stock.

(5)
Includes an aggregate of 697,667 shares of common stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 200,000 shares of convertible Series A Preferred Stock.

(6)
Includes an aggregate of 145,000 shares of common stock that Mr. Fortun has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002. Also includes 280,000 and 120,000 shares of convertible Series A and Series B Preferred Stock, respectively.

(7)
Includes an aggregate of 49,500 shares of common stock that Mr. Anderson has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 40,000 shares of convertible Series A Preferred Stock.

(8)
Includes an aggregate of 418,750 shares of common stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 10,000 shares of convertible Series A Preferred Stock.

(9)
Includes an aggregate of 36,000 shares of common stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002. Also includes 10,000 convertible Series A Stock. Additionally, includes 40,000 shares of convertible Series B Preferred Stock and 27,223 shares of common stock owned by PPC 401K Profit Sharing Plan, a plan owned by partnership in which Mr. Hood is a principal and managing partner.

(10)
Includes an aggregate of 39,500 shares of common stock that Mr. Padden has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 20,000 shares of convertible Series A Preferred Stock.

(11)
Includes an aggregate of 32,500 shares of common stock that Mr. Culver has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 40,000 shares of convertible Series A Preferred Stock.

(12)
Includes an aggregate of 27,750 shares of common stock that Mr. Towne has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 20,000 shares of convertible Series A Preferred Stock.

(13)
Includes 500 shares of common stock that Ms. Beach has the right to acquire pursuant to options exercisable with 60 days of May 31, 2002.

(14)
Includes an aggregate of 15,000 shares of common stock that Mr. Colbourne has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2002 and 20,000 shares of convertible Series A Preferred Stock.

(15)
Totals exclude Keith McCaw and Jamie S. Colbourne, as they are no longer directors or executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During Fiscal 2001 and 2000, the Company made charitable contributions for the benefit of Tully's of approximately $241,000 and $42,000, respectively, on behalf of a foundation organized by the Chairman (the "Foundation"). As a result of these payments and contributions, at April 1, 2001 and April 2, 2000, the Company had receivables of approximately $601,000 and $231,000 from its Chairman and the Foundation, respectively. These receivables, including interest that accrued at an interest rate of prime plus one percent per annum on the outstanding balance of the receivables, were paid to the Company in August 2001 by the Chairman and the Foundation, respectively.

        The Company's line of credit was guaranteed by the Chairman and George Hubman, a director, in consideration for a guarantee fee of one percent (1.0%) of the line's monthly average balance. In Fiscal 2002, the Company issued options to purchase an aggregate of 105,112 shares of common stock with an estimated fair market value of $209,000, to the guarantors in consideration for their guarantee. The line of credit was repaid on October 1, 2001.

        Richard Padden, a director of the Company, is of counsel with the law firm, Carney Badley Smith & Spellman, which provides legal services to the Company. During Fiscal 2002, the Company incurred fees and costs of $317,000 (of which approximately $116,000 was payable at May 31, 2002), related to services performed for Tully's by the law firm.

        During the fourth quarter of Fiscal 2001, one director loaned the company $250,000. In April 2001, three directors loaned the Company an aggregate of $1,000,000. These notes payable were repaid in Fiscal 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets—March 31, 2002 and April 1, 2001;

    Consolidated Statements of Operations for the years ended March 31, 2002, April 1, 2001 and April 2, 2000;

    Consolidated Statements of Other Comprehensive Loss for the years ended March 31, 2002, April 1, 2001 and April 2, 2000;

    Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2002, April 1, 2001 and April 2, 2000;

    Consolidated Cash Flow Statements for the years ended March 31, 2002, April 1, 2001 and April 2, 2000;

    Notes to Consolidated Financial Statements; and

    Report of Independent Accountants

  2.
  Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

  3.
  Exhibits

  (a)
  The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully's Coffee Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)
3.1.1
Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)
3.2*	Amended Bylaws of Tully's Coffee Corporation
4.1
Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company's Registration Statement on Form 10, as filed with the Commission on July 27, 1999)
4.2
Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company's Registration Statement on Form 10, as filed with the Commission on July 27, 1999)
4.3
Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company's Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4
Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company's Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)
4.5
Convertible Promissory Note, dated December 14, 2000 between Tully's and KWM Investments LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)
4.6
Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully's and KWM Investments LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)
4.7
Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)
4.8
Registration Rights Agreement, dated December 14, 2000 between Tully's and KWM Investments LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)
10.1*
Tully's Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)
10.2
Tully's Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)
10.3
Lease Agreement between Tully's and Kent Central, LLC, as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on XXXXX)
10.4
Third Lease Amendment between Tully's and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)
10.5
Fourth Lease Amendment between Tully's and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)
10.6*	Early Termination Letter Agreement between Tully's and Kent Central, LLC, dated March 19, 2002 and Promissory Note
10.7
Tully's Coffee Exclusive License Agreement, dated April 11, 2001 between Tully's and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company's Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)
10.8
Tully's Coffee License Agreement, dated April 26, 2001, between Tully's Coffee Corporation and Tully's Coffee Japan, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission)

10.9
First Amendment to Tully's Coffee License Agreement dated October 1, 2001 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission)
10.10*
Second Amendment to Tully's Coffee License Agreement dated February 14, 2002 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd. (subject to a request for confidential treatment filed separately with the Securities and Exchange Commission)
10.11
Supply Agreement, dated April 26, 2001, between Tully's Coffee Corporation and Tully's Coffee Japan, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission)
10.12
First Amendment to Supply Agreement dated October 1, 2001 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd. (incorporated by reference to the Company's Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, and subject to a request for confidential treatment filed separately with the Securities and Exchange Commission)
10.13*
Second Amendment to Supply Agreement dated February 14, 2002 between the Tully's Coffee Corporation and Tully's Coffee Japan, Ltd., subject to a request for confidential treatment filed separately with the Securities and Exchange Commission.
10.14*	Employment Agreement between Anthony J. Gioia and Tully's Coffee Corporation, dated May 13, 2002.
10.15*	Tully's Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin
10.16*	Form of Commitment Letter

*
Filed herewith

(b)
Current Reports on Form 8-K.

    Form 8-K, dated February 12, 2002—Item 5—Other Events, related to a license and supply agreement dated April 26, 2001 (as amended October 1, 2002) between the Company and Tully's Coffee Japan, Ltd. ("TCJ"). Tully's granted TCJ the rights to operate, directly and through franchisees, specialty stores in Japan; and the right to use certain assets of the Company, including certain of its business names and trademarks in connection with operating stores in Japan. Additionally, Tully's granted TCJ the exclusive rights to make wholesale sales of roasted coffee beans and ground coffee in Japan.

    Item 9—Regulation FD Disclosure, certain forward-looking statements made by the Company at the annual meeting of the stockholders.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on June 28, 2002.

TULLY'S COFFEE CORPORATION
By:	/s/ KRISTOPHER S. GALVIN Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 28, 2002 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ ANTHONY J. GIOIA Anthony J. Gioia	President, Chief Executive Officer and Director
/s/ TOM T. O'KEEFE Tom T. O'Keefe	Chairman of the Board
/s/ GRAHAM ANDERSON Graham Anderson	Director
/s/ KIMBERLY J. BEACH Kimberly J. Beach	Director
/s/ LARRY CULVER Larry Culver	Director
/s/ KEVIN G. FORTUN Kevin Fortun	Director
/s/ MARC EVANGER Marc Evanger	Director

/s/ LARRY HOOD Larry Hood	Director
/s/ GEORGE HUBMAN George Hubman	Director
/s/ RICHARD PADDEN Richard Padden	Director
/s/ JAMES CAMERON TOWNE James Cameron Towne	Director
/s/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)