Form 10-Q
period 2002-06-30
TULLYS COFFEE CORP
filed 2002-08-14
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Title of Each Class)	16,341,114 Number of Shares Outstanding at July 31, 2002

TULLY'S COFFEE CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2002

Index

        Unless the context requires otherwise, as used in this report "Tully's", "Company", "we", "our" and "us" means Tully's Coffee Corporation and its affiliates.

Statement About Forward-Looking Statements

        We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about the Company's future results and performance and possible or assumed future results of the Company's operations, plans and, objectives. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward-looking statements. Information regarding factors that could cause our actual results to differ materially from our expectations are included this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results."

        You should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2002	March 31, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$707	$1,684
Short-term investments	21	1,705
Accounts receivable, net of allowance for doubtful accounts of $347 and $349, respectively	1,029	1,071
Inventories	2,522	2,258
Prepaid expenses	1,526	710

Total current assets	5,805	7,428
Property and equipment, net	20,166	20,297
Goodwill, net	3,572	3,572
Other intangible assets, net	1,088	1,120
Related party notes receivable	100	—
Other assets	770	723

Total assets	$31,501	$33,140

Liabilities And Stockholders' Equity
Current liabilities
Current portion of long-term debt	$135	$308
Current portion of capital lease obligations	136	—
Accounts payable	2,168	2,259
Accrued liabilities	3,179	3,018
Current portion of deferred licensing revenue	2,112	2,112

Total current liabilities	7,730	7,697
Long-term debt, net of current portion	26	26
Capital lease obligations	678	127
Deferred lease costs	2,253	2,225
Convertible promissory note, net of discount	2,731	2,703
Deferred licensing revenue, net of current portion	13,417	13,945

Total liabilities	26,835	26,723

Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized; 4,990,709 issued and outstanding, stated value of $2.50 and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,341,114 and 16,320,613 shares issued and outstanding at June 30, 2002 and March 31, 2002, respectively	9,272	9,265
Deferred stock compensation	(164)	—
Additional paid-in capital	27,273	27,093
Accumulated other comprehensive loss	(9)	(110)
Accumulated deficit	(77,255)	(75,380)

Total stockholders' equity	4,666	6,417

Total liabilities and stockholders' equity	$31,501	$33,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY'S COFFEE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Thirteen Week Periods Ended
	June 30, 2002	July 1, 2001
	(unaudited)
Net sales	$12,865	$12,909
Cost of goods sold and related occupancy expense	6,068	6,712
Store operating expenses	4,326	4,434
Other operating expenses	444	325
Marketing, general and administrative costs	2,663	2,696
Depreciation and amortization	1,102	1,233
Store closure and lease termination costs	—	837

Operating loss	(1,738)	(3,328)
Other (expense) income
Interest expense	(176)	(265)
Gain on sale of investments	27	—
Interest and miscellaneous income	12	85
Loan guarantee fee expense	—	(140)

Total other (expense) income	(137)	(320)

Net loss	$(1,875)	$(3,648)

Net loss per share—basic and diluted	$(0.11)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per share	16,324	16,177

The accompanying notes are an integral part of these condensed consolidated financial statements

TULLY'S COFFEE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Thirteen Week Periods Ended
	June 30, 2002	July 1, 2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,875)	$(3,648)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,102	1,233
Store closure and lease termination costs	—	837
Non-cash interest expense	150	27
Employee stock option compensation expense	16	32
Loan guarantee fee expense	—	134
Gain on sale of investments	(27)	—
Changes in assets and liabilities
Accounts receivable	42	15
Inventories	(264)	1,130
Prepaid expenses and other assets	(964)	(972)
Accounts payable	(91)	(3,172)
Accrued liabilities	126	(978)
Deferred lease costs	28	38
Deferred licensing revenue	(515)	11,268

Net cash (used in) provided by operating activities	(2,272)	5,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(216)	(2,320)
Proceeds from sale of investments	1,813	—
Related party notes receivable	(100)	—

Net cash provided by (used in) investing activities	1,497	(2,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under bank line of credit	—	(1,500)
Payments on long-term debt and capital leases	(209)	(509)
Proceeds from related party notes payable	—	1,250
Proceeds from exercise of common stock warrants	7	—

Net cash used in financing activities	(202)	(759)

Net increase (decrease) in cash and cash equivalents	(977)	2,865
Cash and cash equivalents at beginning of period	1,684	408

Cash and cash equivalents at end of period	$707	$3,273

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$723	$—
Equipment purchased through accounts payable	—	235
Issuance of common stock to purchase property and equipment	—	30

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY'S COFFEE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The condensed consolidated financial statements include the accounts of Tully's Coffee Corporation ("Tully's" or the "Company") and its wholly owned subsidiary, Spinelli Coffee Company, after elimination of all significant intercompany items and transactions.

        The Company's fiscal year ends on the Sunday closest to March 31. The fiscal year ending March 30, 2003 ("Fiscal 2003") will include 52 weeks. The fiscal years ending March 31, 2002 ("Fiscal 2002") and April 1, 2001 ("Fiscal 2001") both included 52 weeks. The fiscal year ending March 29, 2004 ("Fiscal 2004") will have 52 weeks.

        The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the 13-week periods ended June 30, 2002, and July 1, 2001, respectively, are not necessarily indicative of future financial results.

        Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for Fiscal 2002 included in our annual report on Form 10-K, SEC File No. 0-26829 for the fiscal year ended March 31, 2002.

Recently Issued Accounting Standards

        On April 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Upon adoption, we ceased amortization of goodwill thereby eliminating approximately $89,000 in amortization expense for the 13 week period ended June 30, 2002 ("First Quarter 2003") compared to the same period last year. Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated lives of fifteen years. We are in the process of completing our assessment for impairment of our goodwill required upon implementation of SFAS No. 142. When this assessment is completed later in Fiscal 2003, the adjustment, if any, will be recorded as an accounting change in accordance with SFAS 142. In the future, impairment must be assessed at least annually for goodwill, or when indication of impairment exists.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the asset's useful life. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company intends to adopt this statement effective in Fiscal 2004. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

        On April 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and replaces the provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the Company's financial position or the results of its operations.

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position or the results of its operations.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, liabilities for certain costs associated with an exit or disposal activity shall be recognized and measured initially at fair value in the period in which the liability is incurred and can be estimated. The provisions of SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Reclassifications

        Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.    Liquidity

        For First Quarter 2003, the Company had a net loss of $1,875,000 and used $2,272,000 for cash operating activities. The Company ended the period at June 30, 2002 with $707,000 in cash and cash equivalents and a working capital deficit of $1,925,000, an improvement of $2,972,000 in working capital deficit as compared to the July 1, 2001. This reflects an improvement in net loss and working capital deficit as compared to July 1, 2001 and the 13 weeks then ended, however, the Company expects to incur a loss in Fiscal 2003. The Company closed one store during First Quarter 2003 that did not meet its performance criteria, and is continuing to evaluate store locations and operations to determine if closing, downsizing or relocation of certain stores that do not meet performance objectives is necessary. The Company is taking other actions to reduce negative cash flow from operations, including programs to improve sales through new product offerings and retail marketing programs, revisions to operational procedures and expansion of its Wholesale division.

        The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships. During Fiscal 2003, the Company expects to raise additional capital through bank borrowings, the issuance of debt or the sale of stock. Previously, the Company had a credit facility collateralized by substantially all Company assets and backed by personal guarantees of Company directors, but that facility was fully repaid in Fiscal 2002. In June 2002, certain directors and stockholders of the Company (the "financial backers") agreed to provide financial support as may be required by the Company, up to an aggregate amount of $2,000,000. At the election of the financial backers, this support may be made through purchases of the Company's stock, by loans to the Company with a maturity no earlier than June 30, 2003, or by personal guarantees of a bank loan to the Company with a maturity no earlier than the earlier of June 30, 2003 or the successful completion of the Company's capital raising efforts in an amount not less than $3,000,000.

        The Company believes that the combination of cash and short-term investments at June 30, 2002, plus the financial commitments made by the financial backers will be sufficient to fund on going operations of the Company through June 30, 2003. In order to fund any capital expenditures in Fiscal 2003 in excess of these cash resources, the Company will require alternative sources of capital. Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating possible courses of action for raising additional capital. In the event that such financing is unavailable, or is available only on a limited basis or under unsatisfactory terms, or is inadequate in amount to meet the Company's growth requirements, the Company may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on its business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

3.    Inventories

        Inventories consist of the following:

	June 30, 2002	March 31, 2002
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$792	$531
Roasted coffee	693	657
Other goods held for sale	653	568
Packaging and other	384	502

Total	$2,522	$2,258

        As of June 30, 2002, the Company had approximately $2,300,000 in fixed-price purchase commitments for green coffee.

4.    Short-term Investments

        Investments consist of shares of Tully's Coffee Japan common stock, which are subject to significant risk of changes in value. During First Quarter 2003, the Company sold 493 shares of Tully's Coffee Japan common stock for net proceeds of $1,813,000 and a realized gain of $27,000 (See Note 11). On June 30, 2002, the Company owned five shares of Tully's Coffee Japan common stock with a market value of approximately $21,000. On July 31, 2002, the market value of these shares was $20,000.

5.    Goodwill

        Goodwill consisted of $3,572,000 at June 30, 2002. The following represents what the net loss for First Quarter 2002 would have been exclusive of amortization expense recognized in that period related to goodwill that is no longer being amortized.

Thirteen-Weeks Ended July 1, 2001
(unaudited) (dollars in thousands)
Reported net loss	$(3,648)
Add back: goodwill amortization	89

Adjusted net loss	$(3,559)

        The following represents what the net loss per share applicable to common stock for First Quarter 2002 would have been exclusive of amortization expense recognized in the period related to goodwill that is no longer being amortized:

Thirteen-Weeks Ended July 1,2001
(unaudited)
Net loss per share	$(0.23)
Goodwill amortization	.01

Adjusted net loss per share	$(0.22)

6.    Related Party Notes Receivable

        In May 2002, the Company loaned an aggregate of $100,000 to its newly hired chief executive officer under non-interest bearing notes in accordance with the terms of his employment agreement. The notes are to be repaid on the earlier of (a) the third anniversary of the executive's commencement of employment, or (b) the date the executive's employment is terminated by the Company for cause.

7.    International Licenses and Deferred Licensing Revenue

        In April 2001, the Company granted Ueshima Coffee Company, LTD ("UCC") an exclusive, perpetual license to use Tully's business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over seven years, the term of the prepaid royalties under the agreement. Commencing in April 2009, UCC is required to pay the Company a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks in Asia (other than Japan). Under this agreement, the Company has granted a security interest in certain of its intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the territories described in the License Agreement. The $12,000,000 license fee payment was the net payment after applicable Japanese tax withholdings paid by UCC which are subject to refund by Tully's to UCC in the event Tully's successfully receives a tax credit for such taxes.

        The Company has license and supply agreements with Tully's Coffee Japan. Under the license agreement, as amended in Fiscal 2002, the licensee has the right to use the Tully's trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. Tully's Coffee Japan is required to pay licensing fees to the Company based upon the store revenues. The supply agreement, as amended during Fiscal 2001, allows Tully's Coffee Japan to roast Tully's coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements. Tully's Coffee Japan is required to pay a royalty to the Company based upon the volume of coffee roasted in Japan. Tully's Coffee Japan commenced coffee roasting in Japan during First Quarter 2003.

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

        During August 2002, Tully's Coffee Japan changed its name to FOODX GLOBE Co., Ltd. as part of a strategy to enable FOODX GLOBE Co., Ltd. to operate multiple restaurant strategies, including Tully's Coffee stores.

8.    Stockholders' Equity

Options

        During First Quarter 2003, the Company granted options to purchase an aggregate of 1,305,000 shares of common stock to employees (including options for 1,000,000 shares to its new chief executive officer and 225,000 shares to its new chief financial officer). The Company recorded deferred compensation for the difference between the exercise price for the options and the estimated market price for common stock at the time of grant as established by the Company's board of directors, and is amortizing the deferred stock compensation over the three year vesting period of the options. First Quarter 2003 option grants to employees are summarized as follows:

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.01	550,000	$170,500
0.32	25,000	—
1.78	470,000	—
$2.50	260,000	—

Total Grants to Employees	1,305,000	$170,500

Less—amount recognized as stock option expense in First Quarter 2003		(6,675)

Deferred Stock Compensation at June 30, 2002		$163,825

        Additionally, during First Quarter 2003, the Company granted stock options for 15,000 shares to its directors for participation in board and board committee meetings. These options are fully vested and exercisable and have an exercise price of $0.01. The Company recorded stock option expense of $4,650 for the difference between the exercise price for the options and the estimated market price for common stock at the time of grant as established by the Company's board of directors.

Warrants

        The Company had warrants outstanding to purchase 8,038,176 and 7,586,047 shares of common stock as of June 30, 2002 and July 1, 2001, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.28 per share.

9.    Segment Reporting

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

        During the fourth quarter of Fiscal 2002, the Company realigned into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company's mail order sales, and (3) its International division, which sells products and materials to the Company's international licensees and manages the international licensing of the Tully's brand and the related royalty programs. The previously reported First Quarter 2002 amounts have been reclassified to reflect this realignment.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's annual consolidated financial statements in the Fiscal 2002 Form 10-K. Operating income/(loss) represents earnings before interest income and expense.

        The tables below present information by operating segment:

	Thirteen week periods ended
	June 30, 2002	July 1, 2001
	(unaudited) (dollars in thousands)
Net sales
Retail store division	$10,039	$10,661
Wholesale division	1,376	1,278
International division(1)	1,449	970
Corporate and other	1	—

Total Net Sales	$12,865	$12,909

Operating income/(loss)
Retail store division(2)	$236	$(811)
Wholesale division	168	97
International division	743	595
Corporate and other expenses	(2,868)	(3,177)
Interest and other, net	(154)	(352)

Net Loss	$(1,875)	$(3,648)

Depreciation and amortization
Retail store division	$838	$761
Wholesale division	41	74
International division	**	**
Corporate and other expenses	223	398

Total depreciation and amortization	$1,102	$1,233

**
Amounts are less than $1,000.

(1)
For First Quarter 2003 and First Quarter 2002, the International division includes the amortization of fees received under the agreements with UCC and (for only the First Quarter 2003) with Tully's Coffee Japan.

(2)
For First Quarter 2002, the Retail division includes $837,000 for amounts required to close stores and terminate store leases.

10.  Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

        The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of June 30, 2002 and July 1, 2001, there were outstanding options and warrants convertible into 11,590,025 and 10,007,164 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for First Quarter 2003 and First Quarter 2002 because the effect of these instruments on the calculation would have been antidilutive.

11.  Comprehensive Loss

        Other comprehensive loss consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. The balances are as follows:

	Thirteen Week Periods Ended
	June 30, 2002	July 1, 2001
	(unaudited) (dollars in thousands)
Net loss	$(1,875)	$(3,648)
Other comprehensive income
Unrealized holding gains on available-for-sale securities arising during the period	128	—
Less: Reclassification adjustment for net gains realized in earnings	(27)	—

	101

Total comprehensive loss	$(1,774)	$(3,648)

        Because of the Company's net operating losses, no tax expense (benefit) has been allocated to other comprehensive loss.

12.  Subsequent Event

        The Company has a sponsorship agreement with the San Francisco Giants for PacBell Stadium in San Francisco that provides for certain advertising and marketing rights in exchange for annual fees. The PacBell Stadium agreement was to expire on October 31, 2002 and provided for fees of $950,000 for Fiscal 2003. During August 2002, the parties amended the agreement to extend the term of the agreement through October 31, 2003 with an aggregate fee of $1,100,000 for the two years ($825,000 payable in Fiscal 2003 and $275,000 payable in Fiscal 2004), and with a reduced level of marketing benefits during Fiscal 2004. Based upon the provisions of the amended PacBell Stadium agreement, the charge to expense will be $675,000 for Fiscal 2003 and $425,000 for Fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Litigation Reform Act of 1995

        We believe that certain statements herein, including those related to anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company's operations, liquidity and capital resources, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans, the impact of competition, general economic conditions and the September 11, 2001 tragedy's effect and its aftermath, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully in "Factors That May Affect Our Future Results." The cautionary statements made in this section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

        The following information should be read in conjunction with the consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in the Company's Fiscal 2002 Annual Report on Form 10-K. This analysis is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

        Tully's fiscal year ends on the Sunday closest to March 31. The Company records its sales and expenses on a 52-53 week period. The fiscal years ending April 1, 2001 ("Fiscal 2001"), March 31, 2002 ("Fiscal 2002") and March 30, 2003 ("Fiscal 2003") have 52 weeks. The fiscal year ending March 29, 2004 ("Fiscal 2004") will have 52 weeks. The first quarter in Fiscal 2003 was a 13-week period ending June 30, 2002 ("First Quarter 2003") and the corresponding period in Fiscal 2002 was a 13-week period ending July 1, 2001 ("First Quarter 2002").

        Tully's derives its net sales from (1) its Retail division, which operates retail stores in Washington, Oregon, California and Idaho, (2) its Wholesale division, which sells Tully's-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and (3) its International division, which sells Tully's-branded products to its international licensees and receives royalty and licensing fees from those international licensees. For First Quarter 2003, Tully's derived approximately 78.0% of net sales from its Retail division and the Retail division represented 82.6% of total net sales for First Quarter 2002.

        During Fiscal 2003, the Company will continue to focus primarily on (i) improving the operations of its existing retail stores, including expansion of the merchandise offered in the stores, (ii) expanding its Wholesale division sales and International division licensee opportunities, and (iii) managing its costs more effectively. In First Quarter 2003, the Company introduced Tully's Premium Softened Ice Cream™ into 63 Tully's stores. This product line is based upon premium soft-serve vanilla bean and Tully's espresso flavor ice cream, and supports an expanded menu including cones, sundaes, cold beverages and more. Tully's also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels. It is the Company's belief that expanded product mix and broader distribution will help Tully's reach prospective customers that do not currently buy the Company's products, and increase the frequency and size of customer purchases.

        The Company regularly reviews the operating results of its stores, and from time to time will identify stores that do not meet its financial expectations. Such stores are evaluated for possible closure or sublease. The Company closed one store during First Quarter 2003 and another during July 2002. The Company expects to open few, if any, new stores in Fiscal 2003, and expects to close at least one more store in Fiscal 2003.

RESULTS OF OPERATIONS

First Quarter 2003 Compared With First Quarter 2002

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Thirteen Week Periods Ended
	June 30,2002	July 1, 2001
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	47.2%	52.0%
Store operating expenses	33.6%	34.3%
Other operating expenses	3.5%	2.5%
Marketing, general and administrative costs	20.7%	20.9%
Depreciation and amortization	8.6%	9.6%
Store closure and lease termination costs	—	6.5%

Operating loss	(13.5)%	(25.8)%
Other (Expense) Income
Interest expense	(1.4)%	(2.1)%
Gain on sale of investments	0.2%	—
Interest and miscellaneous income	0.1%	0.7%
Loan guarantee fee expense	—	(1.1)%

Net loss	(14.6)%	(28.3)%

Net Sales

        Net sales for First Quarter 2003 decreased 0.3% to $12,865,000 from $12,909,000 for the prior year period. Retail sales decreased 5.8% to $10,039,000 from $10,661,000 due primarily to operating fewer retail stores during First Quarter 2003 and a comparable store sales decrease of 3.8% for First Quarter 2003 compared to the prior year period. Management believes that the comparable store sale decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) customers purchasing Tully's ground coffee through supermarkets instead of Tully's retail stores, (iii) an increased operational emphasis on improving gross profits, rather than sales growth and (iv) limited product innovation and marketing during Fiscal 2002 and First Quarter 2003. Comparable stores are stores open for the full period in the prior and current period. The Company ended the period with 103 Company-operated stores in the United States compared to 113 at July 1, 2001.

        Wholesale division net sales increased $98,000 or 7.7% to $1,376,000 for First Quarter 2003 from $1,278,000 for First Quarter 2002. The increase was due primarily to new supermarket and food service accounts, partially offset by declines in the office coffee service sales. Wholesale division sales channel accounted for 10.7% of net sales for First Quarter 2003 compared to 9.9% in First Quarter 2002.

        Net sales for the International division increased 49.4% to $1,449,000 for the First Quarter 2003, compared to $970,000 for the prior year period. Sales of coffee, equipment and supplies to Tully's Coffee Japan represented $301,000 of the increase. International licensing fees, on an amortized basis, accounted for $114,000 of the increase and franchise and roasting royalties earned during First Quarter 2003 represented $64,000 of the increase. International division sales accounted for 11.3% of net sales for First Quarter 2003 compared to 7.5% in First Quarter 2002.

Operating Expenses

        Costs of goods sold and related occupancy expense for the First Quarter 2003 decreased 9.6% to $6,068,000 from $6,712,000 for the prior year period. This decrease was primarily due to operating fewer stores during First Quarter 2003 than during First Quarter 2002. As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 47.2% for the First Quarter 2003 from 52.0% for First Quarter 2002. This decrease was primarily due to the sales revenue growth from higher-margin International division royalties and licensing fees and the continued results from (i) the consolidation of the Company's vendors and negotiations for improved costs, (ii) reduced costs of green coffee and (iii) improved inventory controls including better management of perishable inventories and supplies.

        Store operating expenses for the First Quarter 2003 decreased 2.4% to $4,326,000 from $4,434,000 for the prior year period. This decrease was primarily due to operating 11 fewer stores during the entire First Quarter 2003 than during First Quarter 2002, partially offset by increased labor and other expenses from comparable stores during the First Quarter 2003 (including increased training and implementation costs associated with the introduction of Tully's Premium Softened Ice Cream.) As a percentage of net sales, store operating expenses decreased to 33.6% for the First Quarter 2003 compared to 34.3% for First Quarter 2002.

        Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased to $444,000 for the First Quarter 2003 from $325,000 for the prior year period. This was due primarily to growth in sales volumes in the domestic and international wholesale divisions.

        Marketing, general and administrative costs for the First Quarter 2003 decreased 1.2% to $2,663,000 from $2,696,000 for the prior year period. Stock option compensation expense decreased to $16,000 for the First Quarter 2003 from $32,000 in the prior year period. Stock option compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of stock at the date of grant for options granted to employees. As a percent of sales, marketing, general and administrative costs for First Quarter 2003 decreased to 20.7% from 20.9% for the prior year period. This decrease reflects efforts to reduce costs relative to net sales.

        Depreciation and amortization for the First Quarter 2003 was $1,102,000 compared to $1,233,000 for the prior year period. This decrease in the current period is due to operating fewer stores during First Quarter 2003 and the effects of adopting SFAS 142, resulting in no goodwill amortization compared to amortization of $89,000 in First Quarter 2002.

        There were no store closure and lease termination costs during the First Quarter 2003. This compares to $837,000 recognized in First Quarter 2002 when a decision was made to close a group of stores.

Other Expense and Income

        Other expense (net of other income), decreased by $183,000 to net expense of $137,000 for First Quarter 2003 compared to net expense of $320,000 for First Quarter 2002, primarily due to $89,000 less interest expense and decreased loan guarantee fees of $140,000 because of the repayment of the Company's guaranteed debt during Fiscal 2002.

Net Loss

        The net loss decreased $1,773,000 for the First Quarter 2003 as compared to the prior year period due to the reasons stated above. This improvement resulted in a net loss during the period of $1,875,000. Because of the Company's continued net operating losses, no tax benefit has been recognized in either period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company ended the period at June 30, 2002 with $707,000 in cash and cash equivalents. Working capital deficit increased at June 30, 2002 to $1,925,000 as compared to a working capital deficit of $269,000 at March 31, 2002. Cash and cash equivalents decreased by $977,000 during First Quarter 2003.

        Cash used in operating activities for the First Quarter 2003 was $2,272,000. The net loss adjusted for depreciation and amortization expense, non-cash interest expense and stock option compensation expense and amortization of deferred license fees into revenues resulted in a cash usage of $1,122,000 for First Quarter 2003. The Company's cash used in operating activities during First Quarter 2003 includes seasonal inventory increases of $264,000 and an increase in prepaid expenses of $964,000 (approximately $600,000 relates to the payment of July rents and the remainder relates primarily to the baseball park agreements).

        Cash provided by investing activities for the First Quarter 2003 totaled $1,497,000. This includes cash used of $216,000 for capital improvements during the First Quarter 2003 and the $100,000 loan to the new chief executive officer of the Company (see Note 6). These cash uses were offset by net proceeds of approximately $1,813,000 from the sale of most of the Company's remaining shares of Tully's Coffee Japan stock.

        Cash used in financing activities for First Quarter 2003 totaled $202,000. These activities included repayment of $209,000 on long-term debt and capital leases. These repayments were offset by $7,000 received from the exercise of warrants.

        The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of July 31, 2002, the Company had approximately $2,300,000 in fixed-price purchase commitments for green coffee. The Company believes that the risk of non-delivery on these purchase commitments is low.

        The Company has sponsorship agreements with the San Francisco Giants for PacBell Stadium in San Francisco and the Seattle Mariners involving Safeco Field in Seattle that provide for certain advertising and marketing rights in exchange for annual fees. The Safeco Field agreement expires December 31, 2003 and provides for fees of approximately $505,000 in Fiscal 2003 and $520,000 in Fiscal 2004 (with additional charges for any tickets, food service and other incidentals provided to Tully's). The PacBell Stadium agreement was to expire on October 31, 2002 and provided for fees of $950,000 for Fiscal 2003. During August 2002, the parties amended this agreement to extend the term of the agreement through October 31, 2003 with an aggregate fee of $1,100,000 for the two years ($825,000 payable in Fiscal 2003 and $275,000 payable in Fiscal 2004), and with a reduced level of marketing benefits during Fiscal 2004. Based upon the provisions of the amended PacBell Stadium agreement, the charge to expense will be $675,000 for Fiscal 2003 and $425,000 for Fiscal 2004.

        Cash requirements for Fiscal 2003, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures related to fixtures and equipment related to the introduction of new products into Tully's stores, equipment and accounts receivable related to new Wholesale division customers, roasting plant equipment and the remodeling and addition of a limited number of new retail stores. Management expects that much of the roasting plant and new store fixtures and equipment will be funded through operating or capital leases. During the First Quarter 2003, the Company entered into capital leases totaling approximately $723,000 for equipment related to the introduction of Tully's Premium Softened Ice Cream.

        The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and leasing, and through cash provided under its international licensing relationships. During Fiscal 2003, the Company expects to raise additional capital through borrowings, the sale of equity securities, or both. In June 2002 certain directors and stockholders of the Company (the "financial backers") agreed to provide financial support as may be required by the Company, up to an aggregate amount of $2,000,000. At the election of the financial backers, this support may be made through purchases of the Company's stock, by loans to the Company with a maturity no earlier than June 30, 2003, or by personal guarantees of a bank loan to the Company with a maturity no earlier than the earlier of June 30, 2003 or the successful completion of the Company's capital raising efforts in an amount not less than $3,000,000.

        The Company believes that the combination of cash and cash equivalents and short-term investments at June 30, 2002, plus the financial commitments made by the financial backers will be sufficient to fund on going operations of the Company through June 30, 2003. In order to fund any capital expenditures in Fiscal 2003 in excess of these cash resources, the Company will require alternative sources of capital. Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating possible courses of action for raising additional capital. In the event that such financing is unavailable, or is available only on a limited basis or under unsatisfactory terms, or is inadequate in amount to meet the Company's growth requirements, the Company may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on its business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

        Recently issued accounting standards are described in Note 1 to the Consolidated Financial Statements.

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

        During Fiscal 2000 and 2001, the Company greatly expanded its retail store base, which placed strain on our management, production, financial and other resources. In Fiscal 2001 and 2002, both the Wholesale and International divisions grew substantially. Tully's expects to continue to grow its Wholesale and International divisions in Fiscal 2003 and beyond. Although Retail division operations will focus primarily on improving operating results in existing stores in Fiscal 2003 rather than opening new stores, we expect to increase the number of stores in future years. We cannot assure you that we will be able to manage any future growth effectively. Continued growth could further strain our management, production, financial and other resources. To manage our growth effectively, we must:

  •
  improve the productivity of the average store and lower the average capital investment required to establish a new store,

  •
  evolve the retail concept to be more differentiated from our competition, without losing the key elements of the Tully's store concept,

  •
  provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket sectors,

  •
  add roasting and packaging capacity while maintaining high levels of quality and efficiency,

  •
  continue to enhance our operational, financial and management systems, and

  •
  successfully attract, train, manage and retain our employees.

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

        The Company has significant relationships with its Asian licensees, Tully's Coffee Japan and Ueshima Coffee Company. Tully's expects to enjoy continued growth in the revenues and profits from its International division. If these licensees experience business difficulties or modify their business strategies, Tully's results of operations could suffer. During August 2002, Tully's Coffee Japan changed its name to FOODX GLOBE Co., Ltd. ("FOODX") as part of a strategy to enable FOODX to operate multiple restaurant strategies, including Tully's Coffee stores. If this strategy results in a reduced allocation of FOODX resources or its management toward the Tully's Coffee Japan portion of the FOODX business, this might cause Tully's results of operations to suffer. Because these licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. This makes it more difficult for the Company to predict the prospects for continued growth in its revenues and profits from these relationships.

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

One supplier presently provides our entire new ice cream product base.

        We recently introduced Tully's Premium Softened Ice Cream into 63 Tully's stores. A single supplier presently manufactures the ice cream product base for Tully's. If that supplier is unable to provide product to meet the requirements of the Company, or if the relationship between Tully's and this supplier is otherwise interrupted, Tully's may experience interruptions in the availability of this product and our results of operations could suffer.

If we are required to relocate our offices and roasting plant, our business could be negatively impacted.

        The Company and the lessor for the Company's roasting plant and warehouse and administrative and executive office facility have agreed that, in the event of the lessor finds a replacement tenant or buyer to occupy the premises, the lease will terminate upon 150 days notice, and the Company would be required to relocate its operations. The lessor has listed the property for sale or lease. If we were required to relocate, we might experience an interruption to our business, or incur extra costs related to the relocation or to the replacement facility.

Our two largest stockholders have significant influence over matters subject to stockholder vote and may support corporate actions that conflict with other stockholders' interests.

        As of July 31, 2002, Mr. Tom T. O'Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock. This ownership position gives each of them individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the stockholders for a vote, including any potential sale or merger of our Company or a sale of its assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our stockholders.

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

We cannot be certain that expanded product variety will be accepted in current or new markets. Failure to achieve market acceptance for new product offerings will adversely affect our revenues.

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

        We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores. Similar factors could impact our Wholesale customers and our International customers, limiting the amount of products they need from us and adversely impacting our plans to grow revenues from those customers.

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

        Investments consist of available-for-sale securities, which are subject to significant risk of changes in value. The Company's investment balance consists of five shares of the common stock of Tully's Coffee Japan. The investments are recorded at fair value with unrealized gains and losses reported as a component of comprehensive loss. Investments are denominated in foreign currencies (Japanese yen) and are translated at the exchange rate on the balance sheet date. The investment of five shares of common stock in Tully's Coffee Japan (now known as FOODX GLOBE Co., Ltd) is recorded on the accompanying condensed consolidated balance sheet at a market value of approximately $21,000 at June 30, 2002.

        The Company historically has had no foreign currency exchange rate exposure related to its international licensing arrangements with Tully's Coffee Japan and UCC, because all sales of merchandise and supplies have been denominated in U.S. dollars. However, its licensing agreements provide for royalties on licensee sales that are denominated in foreign currencies. Although the agreements provide for the payments to be made relatively soon after the sales occur, Tully's is subject to foreign currency risk on these sales royalties and anticipates that this risk will increase as these royalties grow in the future. At June 30, 2002, the accrued receivable for these sales royalties was $36,000. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

        The supply and price of green coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of green coffee beans, the main commodity used in the Company's business, the Company enters into fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of July 31, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2,300,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is low. Such commitments are short-term in nature.

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

ITEM 2. CHANGES IN SECURITIES

        The Company issued and sold securities in the transactions described below during First Quarter 2003. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

  •
  The Company granted options to purchase an aggregate of 1,305,000 shares of its common stock, which vest and become exercisable over a three-year period from the grant date, to the following employees in consideration for services pursuant to the Company's Amended and Restated 1994 Stock Option Plan (the "Plan"):

  •
  Chief Executive Officer—options to purchase an aggregate of 1,000,000 shares, consisting of: options for 450,000 shares at an exercise price of $0.01 per share, options for 350,000 shares with an exercise price of $1.78 per share and options for 200,000 shares at $2.50 per share, in accordance with his employment agreement.

  •
  Chief Financial Officer—options to purchase an aggregate of 225,000 shares, consisting of: options for 100,000 shares at an exercise price of $0.01 per share, options for 75,000 shares with an exercise price of $1.78 per share and options for 250,000 shares at $2.50 per share.

  •
  Three employees—options to purchase an aggregate of 80,000 shares, consisting of: options for 25,000 shares at an exercise price of $0.32 per share, options for 45,000 shares with an exercise price of $1.78 per share and options for 10,000 shares at $2.50 per share.

  •
  The Company granted options to purchase an aggregate of 15,000 shares of its common stock to nine directors pursuant to the Plan at an exercise price of $0.01 per share in consideration for participation in board and board committee meetings. These options were fully vested and exercisable from the time of grant.

  •
  The Company issued 20,000 shares of its common stock to two warrant holders upon exercise of warrants for aggregate consideration to the Company of $6,600.

  •
  The Company issued an aggregate of 500 shares of its common stock to one employee upon exercise of options with aggregate consideration to the Company of $5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (a)
  The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1		Employment Agreement between Anthony J. Gioia and Tully's Coffee Corporation, dated May 13, 2002. (1)
10.2		Tully's Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (1)
10.3		Tully's Coffee Corporation Amended and Restated Stock Option Plan (2)
99.1	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  *
  Filed herewith

  (1)
  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002.

  (2)
  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1999.

  (b)
  Current Reports on Form 8-K

          None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 14, 2002.

TULLY'S COFFEE CORPORATION
By:	/s/ KRISTOPHER S. GALVIN Kristopher S. Galvin CHIEF FINANCIAL OFFICER
Signing on behalf of the Registrant and as principal financial officer

QuickLinks

TULLY'S COFFEE CORPORATION Form 10-Q For the Quarterly Period Ended June 30, 2002 Index
Statement About Forward-Looking Statements
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
TULLY'S COFFEE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)
TULLY'S COFFEE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
TULLY'S COFFEE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
TULLY'S COFFEE CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE