Form 10-Q
period 2002-09-29
TULLYS COFFEE CORP
filed 2002-11-13
CIK 944136

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value (Title of Each Class)	16,409,188 Number of Shares Outstanding at October 31, 2002

TULLY'S COFFEE CORPORATION
Form 10-Q
For the Quarterly Period Ended September 29, 2002

        Unless the context requires otherwise, as used in this report "Tully's", "Company", "we", "our" and "us" means Tully's Coffee Corporation and its affiliates.

Statement About Forward-Looking Statements

        We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results and performance of the Company and its plans and objectives. Additionally, when we use the words "believe," "expect," "anticipate," "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward-looking statements. Information regarding factors that could cause our actual results to differ materially from our expectations are included this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results."

        You should not place undue reliance on these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TULLY'S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 29, 2002	March 31, 2002
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$686	$1,684
Short-term investments	—	1,705
Accounts receivable, net of allowance for doubtful accounts of $104 and $349, respectively	1,485	1,071
Inventories	2,446	2,258
Prepaid expenses	649	710

Total current assets	5,266	7,428
Property and equipment, net	19,290	20,297
Goodwill, net	554	3,572
Other intangible assets, net	1,068	1,120
Related party notes receivable	100	—
Other assets	734	723

Total assets	$27,012	$33,140

Liabilities And Stockholders' Equity
Current liabilities
Current portion of long-term debt	$43	$308
Current portion of capital lease obligations	182	—
Accounts payable	2,089	2,259
Accrued liabilities	3,519	3,018
Current portion of deferred licensing revenue	2,112	2,112

Total current liabilities	7,945	7,697
Long-term debt, net of current portion	16	26
Capital lease obligations	442	127
Deferred lease costs	2,310	2,225
Convertible promissory note, net of discount	2,759	2,703
Deferred licensing revenue, net of current portion	12,883	13,945

Total liabilities	26,355	26,723

Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized; 4,990,709 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,409,188 and 16,320,613 shares issued and outstanding at September 29, 2002 and March 31, 2002, respectively	9,272	9,265
Deferred stock compensation	(180)	—
Additional paid-in capital	27,310	27,093
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(81,294)	(75,380)

Total stockholders' equity	657	6,417

Total liabilities and stockholders' equity	$27,012	$33,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY'S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended		Twenty-six Week Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited)		(unaudited)
Net sales	$13,025	$13,102	$25,890	$26,011
Cost of goods sold and related occupancy expense	5,976	6,887	12,044	13,599
Store operating expenses	4,401	4,458	8,727	8,892
Other operating expenses	413	444	857	769
Marketing, general and administrative costs	2,529	2,541	5,192	5,237
Depreciation and amortization	1,005	1,259	2,107	2,492
Store closure and lease termination costs	—	22	—	859

Operating loss	(1,299)	(2,509)	(3,037)	(5,837)

Other income (expense)
Interest expense	(169)	(224)	(345)	(489)
(Loss) gain on sale of investments	(13)	—	14	—
Interest and other income	482	18	494	105
Loan guarantee fee expense	—	(76)	—	(216)

Total other income (expense)	300	(282)	163	(600)

Loss before income taxes and cumulative effect of change in accounting principle	(999)	(2,791)	(2,874)	(6,437)
Income taxes	(22)	—	(22)	(2)

Loss before cumulative effect of change in accounting principle	(1,021)	(2,791)	(2,896)	(6,439)
Cumulative effect of change in accounting principle	—	—	(3,018)	—

Net loss	$(1,021)	$(2,791)	$(5,914)	$(6,439)

Net loss per share—basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.17)	$(0.18)	$(0.40)
Cumulative effect of change in accounting principle	—	—	(0.18)	—

Net loss per share—basic and diluted	$(0.06)	$(0.17)	$(0.36)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	16,366	16,272	16,345	16,222

The accompanying notes are an integral part of these condensed consolidated financial statements

TULLY'S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,914)	$(6,439)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	3,018	—
Depreciation and amortization	2,107	2,492
Store closure and lease termination costs	—	609
Non-cash interest expense	301	55
Employee stock option compensation expense	37	154
Loan guarantee fee expense	—	209
Gain on sale of investments	(14)	—
Changes in assets and liabilities:
Accounts receivable	(413)	50
Inventories	(188)	1,994
Prepaid expenses and other assets	(200)	(523)
Accounts payable	(169)	(4,175)
Accrued liabilities	466	(606)
Deferred lease costs	85	99
Deferred licensing revenue	(1,024)	10,806

Net cash (used in) provided by operating activities	(1,908)	4,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(325)	(2,614)
Additions to intangible assets	—	(12)
Proceeds from sale of investments	1,829	—
Related party notes receivable	(100)	—

Net cash provided by (used in) investing activities	1,404	(2,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under bank line of credit	—	(3,000)
Payments on long-term debt and capital lease obligations	(502)	(335)
Proceeds from related party notes payable	—	1,250
Payments on related party notes payable	—	(600)
Note receivable from stockholder	—	601
Proceeds from exercise of common stock options	1	—
Proceeds from exercise of common stock warrants	7	—

Net cash used in financing activities	(494)	(2,084)

Net (decrease) increase in cash and cash equivalents	(998)	15
Cash and cash equivalents at beginning of period	1,684	408

Cash and cash equivalents at end of period	$686	$423

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$748	$—
Issuance of common stock in payment of liability	—	250
Equipment purchased through accounts payable	—	41
Issuance of common stock to purchase property and equipment	—	30

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

        The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the thirteen and twenty-six- week periods ended September 29, 2002, and September 30, 2001, respectively, are not necessarily indicative of future financial results.

        Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for Fiscal 2002 included in our annual report on Form 10-K, SEC File No. 0-26829, for the fiscal year ended March 31, 2002.

Recently Issued Accounting Standards

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), was issued by the Financial Accounting Standards Board in June 2001. The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and Tully's was required to adopt it for Fiscal 2003. Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of fifteen years. Upon adoption of SFAS 142, the Company ceased amortization of goodwill thereby eliminating approximately $89,000 and $178,000 in amortization expense for the thirteen-week period ended September 29, 2002 ("Second Quarter 2003") and twenty-six-week period ended September 29, 2002 compared to the same periods in Fiscal 2002, respectively.

        SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During Second Quarter 2003, Tully's completed an impairment evaluation of its goodwill as of April 1, 2002, and determined that a non-cash impairment charge of $3,018,000 should be recorded. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (see Note 5).

Reclassifications

        Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.    Liquidity

        For Second Quarter 2003 and the twenty-six-week period ended September 29, 2002, the Company had a loss (before the cumulative effect of change in accounting principle, discussed in Note 1) of $1,021,000 and $2,896,000, respectively, as compared with losses of $2,791,000 and $6,439,000 for the comparable periods in Fiscal 2002. The impairment charge recorded as the cumulative effect of change in accounting for goodwill did not affect the Company's cash flow or liquidity. The Company's cash operating activities provided $364,000 of cash during the thirteen-week period ended September 29, 2002, and used $1,908,000 of cash during the twenty-six week period ended September 29, 2002. The Company ended the Second Quarter 2003 with $686,000 in cash and cash equivalents and a working capital deficit of $2,679,000, an improvement of $3,236,000 in working capital deficit as compared to September 30, 2001. Although the Company's results for Fiscal 2003 reflect an improvement in net loss and working capital deficit as compared to the same periods in Fiscal 2002, the Company does expect to incur a net loss in Fiscal 2003. The Company has closed three stores during the twenty-six week period ended September 29, 2002 and another store in early November 2002, that did not meet the Company's performance criteria, and is continuing to evaluate store locations and operations to determine if closure, downsizing or relocation of certain stores that do not meet performance objectives is necessary. The Company is taking other actions to reduce negative cash flow from operations, including programs to improve sales through new product offerings and retail marketing programs, revisions to operational procedures and expansion of its Wholesale division.

        On November 1, 2002, the Company entered into a new credit facility with a private investor, Kent Central LLC ("KCL"), secured by substantially all of the Company's assets and guaranteed by certain directors and stockholders of the Company (the "financial backers"), as described in Note 13. The new KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003. The KCL credit facility places conditions and restrictions on the Company's ability to raise capital through equity or debt, and to sell assets, but does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to KCL's reasonable consent. The additional facility may be secured by the Company's accounts receivable and inventory, and KCL would have a subordinated interest in that collateral. The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

        The Company believes that the combination of cash and cash equivalents at September 29, 2003, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003. In order to fund unanticipated operating requirements in excess of the Company's Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital. Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital. If the Company is unable to secure the additional secured borrowing or other sources of capital are unavailable, or are available only on a limited basis or under unsatisfactory terms, then the Company would be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and to reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell stores or other assets and would be unable to take advantage of business opportunities or respond to competitive pressures. The inability of the Company to secure additional capital on reasonable terms, if at all, during Fiscal 2003 could adversely affect our business, operating results and financial condition.

3.    Inventories

        Inventories consist of the following:

	September 29, 2002	March 31, 2002
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$1,080	$531
Roasted coffee	458	657
Other goods held for sale	476	568
Packaging and other	432	502

Total	$2,446	$2,258

        As of October 31, 2002, the Company had approximately $1,564,000 in fixed-price purchase commitments for green coffee.

4.    Short-term Investments

        Short-term investments at March 31, 2002 consisted of shares of FOODX GLOBE Co., Ltd. ("FOODX") (formerly known as Tully's Coffee Japan) common stock. During the thirteen-week period ended June 30, 2002 ("First Quarter 2003"), the Company sold 493 shares of FOODX stock for net proceeds of $1,813,000 and a realized gain of $27,000. During Second Quarter 2003, the Company sold its remaining 5 shares of FOODX common stock for net proceeds of $16,000 and a realized loss of $13,000 (See Notes 7 and 12).

5.    Goodwill

        During the twenty-six week period ended September 29, 2002, the Company adopted the full provisions of SFAS 142. SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During Second Quarter 2003, Tully's performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of April 1, 2002 related to the Company's Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003. The change in carrying amount of goodwill as of April 1, 2002 is as follows (in thousands):

Balance as of March 31, 2002	$3,572
Transition impairment adjustment recorded as the cumulative effect of a change in accounting principle as of April 1, 2002	(3,018)

Balance as of September 29, 2002	$554

        Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully's ceased amortization of goodwill in Fiscal 2003.

Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	Thirteen-Week Periods Ended		Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited)
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(1,021)	$(2,791)	$(5,914)	$(6,439)
Add back goodwill amortization	—	62	—	123

Adjusted net loss	$(1,021)	$(2,729)	$(5,914)	$(6,316)

Basic and diluted loss per share:
Reported loss per share	$(0.06)	$(0.17)	$(0.36)	$(0.40)
Goodwill amortization	—	**	—	0.01

Adjusted basic and diluted loss per share	$(0.06)	$(0.17)	$(0.36)	$(0.39)

**
Amounts are less than $0.01.

        Amortizable intangible assets at September 29, 2002 totaled $1,068,000 net of accumulated amortization of $384,000. Amortization expense for the thirteen and twenty-six week periods ended September 29, 2002, was approximately $26,000 and $53,000, respectively.

6.    Related Party Notes Receivable

        In May 2002, the Company loaned an aggregate of $100,000 to its newly hired chief executive officer under non-interest bearing notes in accordance with the terms of his employment agreement. The notes are to be repaid on the earliest of (a) the third anniversary of the executive's commencement of employment, or (b) the date the executive's employment is terminated by the Company for cause.

7.    International Licenses and Deferred Licensing Revenue

        In April 2001, the Company granted Ueshima Coffee Company, LTD ("UCC") an exclusive, perpetual license to use Tully's business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over seven years, the term of the prepaid royalties under the agreement. Commencing in April 2009, UCC is required to pay the Company a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully's business name, and all other sales of products or services made under the Tully's business names and trademarks in Asia (other than Japan). Under this agreement, the Company has granted a security interest in certain of its intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the territories described in the License Agreement. The $12,000,000 license fee payment was the net payment after applicable Japanese tax withholdings paid by UCC which are subject to refund by Tully's to UCC in the event Tully's receives successfully a tax credit for such taxes.

        The Company has license and supply agreements with FOODX. During August 2002, Tully's Coffee Japan changed its name to FOODX as part of a strategy to enable FOODX to operate multiple restaurant strategies, including Tully's Coffee stores. Under the license agreement, as amended in Fiscal

2002, FOODX has the right to use the Tully's trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. FOODX is required to pay licensing fees to the Company based upon the store revenues. The supply agreement, as amended during Fiscal 2002, allows FOODX to roast Tully's coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements. FOODX is required to pay a fee to the Company based upon the volume of coffee roasted in Japan. FOODX commenced coffee roasting in Japan during First Quarter 2003.

        In consideration, and in connection with the formation of FOODX, the Company received 824 shares of FOODX stock. On October 1, 2001, the Company received $4,200,000 in cash and 300 additional shares of FOODX common stock (valued at $1,771,000 on that date) in connection with the amendment of its supply agreement with FOODX (See Note 4). The Company has accounted for the October 1, 2001 payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over fifteen years, the estimated life of the agreement.

        In September 2002, the Company assigned its intellectual property rights outside of the United States relating to its Spinelli brand, including the trademarks and related goodwill, to Spinelli Pte. Ltd. ("SPL"), the licensee of the Company's Spinelli brand in Singapore and Taiwan. Under the agreement, SPL agreed to pay $500,000 to the Company. The Company received $250,000 from SPL during September 2002, and expects to receive the balance of the purchase price in March 2003. The Company retains certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan. The $500,000 purchase price, less approximately $40,000 of costs, is reported as "other income" in Second Quarter 2003.

8.    Sponsorship Agreement

        The Company has a sponsorship agreement with the San Francisco Giants at PacBell Stadium in San Francisco that provides for certain advertising and marketing rights in exchange for annual fees. The PacBell Stadium agreement was to expire on October 31, 2002 and provided for fees of $950,000 for Fiscal 2003. During August 2002, the parties amended the agreement to extend the term of the agreement through October 31, 2003 with an aggregate fee of $1,100,000 for the two years ($825,000 payable in Fiscal 2003 and $275,000 payable in Fiscal 2004), and with a reduced level of marketing benefits during Fiscal 2004. Based upon the provisions of the amended PacBell Stadium agreement, the charge to expense will be $675,000 for Fiscal 2003 and $425,000 for Fiscal 2004.

9.    Stockholders' Equity

Options

        During Second Quarter 2003, the Company granted options to purchase an aggregate of 100,000 shares of common stock to employees. The Company recorded deferred compensation for the difference between the exercise price for the options and the estimated market price for its common stock at the time of grant as established by the Company's board of directors, and is amortizing the deferred stock compensation over the three year vesting period of the options. Second Quarter 2003 option grants to employees and deferred stock compensation are summarized as follows:

Exercise Price	Option Shares Granted	Deferred Stock Compensation
	(dollars in thousands, except share data)
$0.01	100,000	$31

Total Grants to Employees	100,000	31
Deferred Stock Compensation at June 30, 2002		164
Less—amount recognized as stock option expense in Second Quarter 2003		(15)

Deferred Stock Compensation at September 29, 2002		$180

        Additionally, during Second Quarter 2003, the Company granted stock options for 2,500 shares to its directors for participation in board and board committee meetings. These options are fully vested and immediately exercisable and have an exercise price of $0.01. The Company recorded stock option expense of $775 for the difference between the exercise price for the options and the estimated market price for its common stock at the time of grant as established by the Company's board of directors.

Warrants

        The Company had warrants outstanding to purchase 7,989,552 and 8,009,552 shares of common stock as of September 29, 2002 and March 31, 2002, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.28 per share.

10.  Segment Reporting

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

        During the fourth quarter of Fiscal 2002, the Company realigned into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company's mail order sales, and (3) its International division, which sells products and materials to the Company's international licensees and manages the international licensing of the Tully's brand and the related royalty programs. The previously reported amounts for the thirteen and the twenty-six week periods ended September 30, 2001 have been reclassified to reflect this realignment.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company's annual consolidated financial statements in the Fiscal 2002 Form 10-K. The tables below present information by operating segment:

	Thirteen-Week Periods Ended		Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited) (dollars in thousands)
Net sales
Retail division	$10,280	$10,583	$20,319	$21,244
Wholesale division	1,416	1,439	2,792	2,671
International division (1)	1,327	1,118	2,776	2,088
Corporate and other	2	(38)	3	8

Total net sales	$13,025	$13,102	$25,890	$26,011

Operating income/(loss)
Retail division (2)	$432	$(158)	$668	$(991)
Wholesale division	237	73	405	170
International division	863	554	1,606	1,149
Corporate and other expenses	(2,810)	(2,862)	(5,678)	(6,017)
Interest and other, net	257	(398)	103	(750)

Loss before cumulative effect of change in accounting principle	$(1,021)	$(2,791)	$(2,896)	$(6,439)

Depreciation and amortization
Retail division	$666	$886	$1,504	$1,650
Wholesale division	35	88	76	162
International division	**	**	**	**
Corporate and other expenses	304	285	527	680

Total depreciation and amortization	$1,005	$1,259	$2,107	$2,492

**
Amounts are less than $1,000.

(1)
For the thirteen and twenty-six week periods ending September 29, 2002 and September 30, 2001, the International division includes the amortization of fees received under the Company's agreement with UCC; however, amortization of fees received from FOODX is reflected only for the thirteen and twenty-six week periods ended September 29, 2002.

(2)
For the thirteen and twenty-six week periods ended September 30, 2001, the Retail division includes $22,000 and $859,000, respectively, for costs related to the closure of stores and termination of store leases.

11.  Net Loss Per Common Share

        Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

        The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of September 29, 2002 and September 30, 2001, there were outstanding shares of convertible stock, convertible debt, and options and warrants convertible into or exercisable for an aggregate of 11,512,597 and 10,002,112 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for thirteen and twenty-six-week periods ending September 29, 2002 and September 30, 2001, respectively, because the effect of these instruments on the calculation would have been antidilutive.

12.  Comprehensive Loss

        Other comprehensive loss consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. The balances are as follows:

	Thirteen-Week Periods Ended		Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited) (dollars in thousands)
Net loss	$(1,021)	$(2,791)	$(5,914)	$(6,439)
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities arising during the period	(22)	—	107	—
Reclassification adjustment for net losses (gains) realized in earnings	13	—	(14)	—

	(9)		93

Total comprehensive loss	$(1,030)	$(2,791)	$(5,821)	$(6,439)

        Because of the Company's net operating losses, no tax expense (benefit) has been allocated to other comprehensive loss.

13.  Subsequent Event

        On November 1, 2002, the Company entered into a new credit facility secured by substantially all of the Company's assets and guaranteed by the financial backers (who are directors and/or stockholders of the Company). The lender, KCL, is also lessor of the building that houses the Company's administrative offices, roasting plant and distribution facilities, under a ten-year lease which expires in May 2010. The parties agreed to amend this lease in connection with the establishment of the new credit facility. When the Company first occupied this facility in Fiscal 2001, the lessor funded $1,000,000 of tenant improvements to the facility, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 the Company recorded this $1,000,000 amount as a deferred lease cost liability, and has been amortizing this liability as rent was paid. Under the provisions of the new KCL credit facility and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the credit facility and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month. By letter dated March 19, 2002, the parties previously agreed that the lessor could terminate the lease under certain circumstances and that the unamortized tenant improvement allowance would then be converted to a promissory note. The amended lease supercedes that letter and now provides that the lessor may, at its option, terminate the lease early by giving the Company 150 days written notice of termination. Although the lessor has listed the property for sale or lease, the Company is unaware of any current intention by the lessor to terminate the lease and expects to continue its tenancy under the terms of the amended lease. However, if the lessor were to terminate the lease early, the recoverability of the

Company's leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,367,000 at September 29, 2002.

        Borrowings under the new KCL credit facility bear interest at prime less 1/2%, and a 3% loan fee is to be paid annually. This new credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003, in addition to the $890,037 unamortized tenant improvement allowance that was transferred to the credit facility from the lease and that is due on April 29, 2005. The terms of the new credit facility, and a related agreement among the Company and the financial backers, include provisions that, among other things, restrict the Company's ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes and control, certain sales of assets, and upon certain changes or events relating to the guarantors. In consideration for providing the guaranties, the Company will issue to the financial backers warrants to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 guaranteed. The Company also has agreed to indemnify the financial backers in connection with the guaranties and has granted each of them a security interest in substantially all of the Company's assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Litigation Reform Act of 1995

        We believe that certain statements herein, including those related to anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company's operations, liquidity and capital resources, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans, the impact of competition, general economic conditions, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully below in "Factors That May Affect Our Future Results." The cautionary statements made in this section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

        The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in the Company's Fiscal 2002 Annual Report on Form 10-K. This analysis is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

        Tully's fiscal year ends on the Sunday closest to March 31. The Company records its sales and expenses on a 52-53 week period. The fiscal years ending April 1, 2001 ("Fiscal 2001"), March 31, 2002 ("Fiscal 2002") and March 30, 2003 ("Fiscal 2003") have 52 weeks. The fiscal year ending March 29, 2004 ("Fiscal 2004") will have 52 weeks. The second quarter in Fiscal 2003 was a thirteen-week period ending September 29, 2002 ("Second Quarter 2003") and the corresponding period in Fiscal 2002 was a thirteen-week period ending September 30, 2001 ("Second Quarter 2002").

        Tully's derives its net sales from (1) its Retail division, which operates retail stores in Washington, Oregon, California and Idaho, (2) its Wholesale division, which sells Tully's-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and (3) its International division, which sells Tully's-branded products to its international licensees and receives royalty and licensing fees from those international licensees. For Second Quarter 2003, Tully's derived approximately 78.9% of net sales from its Retail division as compared to 80.8% of total net sales for Second Quarter 2002.

        During Fiscal 2003, the Company will continue to focus primarily on (i) improving the operations of its existing retail stores, including expansion of the merchandise offered in the stores, (ii) expanding its Wholesale division sales and International division licensee opportunities, and (iii) managing its costs more effectively. In the twenty-six week period ended September 29, 2002, the Company introduced Tully's Premium Softened Ice Cream™ into 63 Tully's stores. This product line features premium soft-serve vanilla bean and Tully's espresso flavor ice cream, and supports an expanded menu including cones, sundaes, cold beverages and other items. Tully's also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels. It is the Company's belief that expanded product mix and broader distribution will help Tully's reach prospective customers that do not currently buy the Company's products, and increase the frequency and size of customer purchases.

        Comparable store sales started to decline during the first half of Fiscal 2002 and this continued into Fiscal 2003 (comparable stores are stores open for the full period in both the current and comparative prior year periods). Management believes that the comparable store sale decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition from other specialty coffee and treat destination retail stores, (iii) customers purchasing Tully's ground coffee through supermarkets instead of Tully's retail stores as the result of expanded Tully's presence in the supermarket segment, (iv) an increased operational emphasis on improving gross profits, rather than sales growth and (v) limited product innovation and marketing during Fiscal 2002 and early 2003. Although management believes that the weak economy and continuing focus on gross profits are continuing to adversely affect sales, during Second Quarter 2003 the Company has started to reemphasize product innovation (including the introduction of Tully's Premium Softened Ice Cream) and consumer-oriented marketing. Management believes that this new emphasis is beginning to deliver positive trends in comparable store sales as demonstrated by the comparable store sales percentages during the past 18 months for all stores set forth in the following graph:

        The Company presently is considering the opening of one new store during the remainder of Fiscal 2003, at a location already subject to a lease commitment. The Company regularly reviews the operating results of its stores, and from time to time will identify stores that do not meet its financial expectations. Such stores are evaluated for possible closure, downsizing or relocation. The Company closed one such store in First Quarter 2003, two stores during Second Quarter 2003 and another in November 2002, for a fiscal year-to-date total of four as of November 12, 2002.

RESULTS OF OPERATIONS

Thirteen-Week Period Ended September 29, 2002 Compared With The Thirteen-Week Period Ended September 30, 2001

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Thirteen-Week Periods Ended
	September 29, 2002	September 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expense	45.9%	52.6%
Store operating expenses	33.8%	34.0%
Other operating expenses	3.2%	3.4%
Marketing, general and administrative costs	19.4%	19.4%
Depreciation and amortization	7.7%	9.6%
Store closure and lease termination costs	**	0.2%

Operating loss	(10.0)%	(19.1)%
Other income (expense)
Interest expense	(1.3)%	(1.7)%
Loss on sale of investments	(0.1)%	**
Interest and other income	3.7%	0.1%
Loan guarantee fee expense	**	(0.6)%

Total other income (expense)	2.3%	(2.2)%

Net loss before income taxes	(7.7)%	(21.3)%
Income taxes	(0.2)%	**

Net loss	(7.8)%	(21.3)%

**
Less than 0.1%

Net Sales

        Total net sales for Second Quarter 2003 decreased 0.6% to $13,025,000 from $13,102,000 for the prior year period. Retail sales decreased 2.9% to $10,280,000 from $10,583,000 due primarily to operating fewer retail stores during Second Quarter 2003 and a comparable store sales decrease of 0.2% for Second Quarter 2003 compared to the prior year period, reflecting the factors previously described above. The Company ended the period with 101 Company-operated stores in the United States compared to 107 at September 30, 2001.

        Wholesale division net sales decreased $23,000 or 1.6% to $1,416,000 for Second Quarter 2003 from $1,439,000 for Second Quarter 2002. The decrease was due primarily to a decrease in office coffee services attributed to the weak economy, partially offset by an increase in new supermarket and food service accounts. The Wholesale division accounted for 10.9% of net sales for Second Quarter 2003 compared to 11.0% in Second Quarter 2002.

        Net sales for the International division increased 18.7% to $1,327,000 for the Second Quarter 2003, compared to $1,118,000 for the prior year period. International licensing fees, on an amortized basis, accounted for $114,000 of the increase; while license royalties and roasting fees earned during Second Quarter 2003 increased $215,000 as the result of continued growth of the Company's licensee in Japan. The increase in license fees were offset by a $120,000 decrease in sales of coffee, equipment and supplies by the Company to the licensee as a consequence of the licensee sourcing more items in Japan. International division sales accounted for 10.2% of net sales for Second Quarter 2003 compared to 8.5% in Second Quarter 2002.

Cost of Goods Sold and Operating Expenses

        As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 45.9% for the Second Quarter 2003 from 52.6% for Second Quarter 2002. This decrease was primarily due to the sales revenue growth from higher-margin International division royalties and licensing fees while Retail and Wholesale division sales declined slightly and the continued results from (i) the consolidation of the Company's vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels and (iii) improved inventory controls including better management of perishable inventories and supplies. As a result of these factors and the elimination of occupancy costs on under performing stores closed during the previous twelve months, costs of goods sold and related occupancy expense for the Second Quarter 2003 decreased 13.2% to $5,976,000 from $6,887,000 for the comparable prior year period.

        Store operating expenses for the Second Quarter 2003 decreased 1.3% to $4,401,000 from $4,458,000 for the prior year period. This decrease was primarily due to operating six fewer stores during the entire Second Quarter 2003 than during Second Quarter 2002, partially offset by increased labor and other expenses from operating stores during the Second Quarter 2003 (due in part to increased training and implementation costs associated with the introduction of new products.) As a percentage of net sales, store operating expenses decreased to 33.8% for the Second Quarter 2003 compared to 34.0% for Second Quarter 2002.

        Other operating expenses (expenses associated with all operations other than Company-owned retail stores) decreased to $413,000 for the Second Quarter 2003 from $444,000 for the prior year period. This was due to decreased costs in the International Division.

        Marketing, general and administrative costs for the Second Quarter 2003 were relatively unchanged at $2,529,000 compared to $2,541,000 for the prior year period. As a percent of sales, marketing, general and administrative costs for Second Quarter 2003 remained consistent at 19.4% compared to the prior year period.

        Depreciation and amortization for the Second Quarter 2003 was $1,005,000 compared to $1,259,000 for the prior year period. This decrease in the current period is due to operating fewer stores during Second Quarter 2003 and the effects of adopting SFAS 142, resulting in no goodwill amortization compared to amortization of $89,000 in Second Quarter 2002. See Note 5 to the Condensed Consolidated Financial Statements.

        There were no store closure and lease termination costs during the Second Quarter 2003. This compares to $22,000 recognized in Second Quarter 2002 when a decision was made to close a group of stores.

Other Income and Expense

        As the result of the agreement with Spinelli Pte. Ltd, the Company recognized a net gain of $460,000 that is included in other income for Second Quarter 2003 and comprises most of the increase in other income compared to Second Quarter 2002. See Note 7 to the Condensed Consolidated Financial Statements. Interest and loan guarantee costs decreased $130,000 compared to Second Quarter 2002 due to repayment of the underlying debt in Fiscal 2002.

Net Loss

        Net loss decreased $1,770,000, or 63.4%, for the Second Quarter 2003 as compared to the prior year period due to the reasons stated above. Because of the Company's net operating losses, no tax benefit has been recognized in either period.

        As provided in SFAS 142, the impairment loss upon adoption of SFAS 142 has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003, and therefore did not affect the net loss for the Second Quarter 2003, but is included in the results for the twenty-six week period ended September 29, 2002.

Twenty-six-Week Period Ended September 29, 2002 Compared With The Twenty-six Week Period Ended September 30, 2001

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expense	46.5%	52.3%
Store operating expenses	33.7%	34.2%
Other operating expenses	3.3%	3.0%
Marketing, general and administrative costs	20.1%	20.1%
Depreciation and amortization	8.1%	9.6%
Store closure and lease termination costs	**	3.3%

Operating loss	(11.7)%	(22.4)%

Other income (expense)
Interest expense	(1.3)%	(1.9)%
Gain on sale of investments	0.1%	**
Interest and other income	1.9%	0.4%
Loan guarantee fee expense	**	(0.8)%

Total other income (expense)	0.6%	(2.3)%

Loss before income taxes and cumulative effect of change in accounting principle	(11.1)%	(24.8)%

Income taxes	(0.1)%	**
Cumulative effect of change in accounting principle	(11.7)%	**

Net loss	(22.8)%	(24.8)%

**
Less than 0.1%

Net Sales

        Total net sales for the twenty-six week period ended September 29, 2002 decreased 0.5% to $25,890,000 from $26,011,000 for the comparable prior year period. Retail sales decreased 4.4% to $20,319,000 from $21,244,000 due primarily to operating fewer retail stores during entire twenty-six week period ended September 29, 2002, and a comparable store sales decrease of 2.0% for the twenty-six week period ended September 29, 2002 compared to the prior year period resulting from the factors described above.

        Wholesale division net sales increased $121,000 or 4.5% to $2,792,000 for the twenty-six week period ended September 29, 2002 from $2,671,000 for the period ended September 30, 2001. The increase was due primarily to new supermarket and food service accounts, partially offset by declines in office coffee service sales. Wholesale division sales channel accounted for 10.8% of net sales for twenty-six week period ended September 29, 2002 compared to 10.3% for the same period ended September 30, 2001.

        Net sales for the International division increased 33.0% to $2,776,000 for the twenty-six week period ended September 29, 2002, compared to $2,088,000 for the prior year period. Growth of the business of the Company's Japanese licensee resulted in a $180,000 increase in sales of coffee, equipment and supplies by the Company to the licensee, and increased license royalties and roasting fees of $279,000. International licensing fees, on an amortized basis, accounted for another $228,000 of the increase and resulted from the timing of the inception of these agreements in Fiscal 2002. International division sales accounted for 10.7% of net sales for the twenty-six week period ended September 29, 2002 compared to 8.0% for the same period ended September 30, 2001.

Cost of Goods Sold and Operating Expenses

        As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 46.5% for the twenty-six week period ended September 29, 2002 from 52.3% for the same period ended September 30, 2001. This decrease was primarily due to the greater relative sales revenue growth from higher-margin International division royalties and licensing fees as compared to the Wholesale and Retail divisions and the continued results from (i) the consolidation of the Company's vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels and (iii) improved inventory controls including better management of perishable inventories and supplies. As a result of this improvement in gross margin, and partly due to the reduction in occupancy costs after the closure of under performing stores, costs of goods sold and related occupancy expense for the twenty-six week period ended September 29, 2002 decreased 11.4% to $12,044,000 from $13,599,000 for the prior year period.

        Store operating expenses for the twenty-six week period ended September 29, 2002 decreased 1.9% to $8,727,000 from $8,892,000 for the prior year period. This decrease was primarily due to operating fewer stores during the twenty-six week period ended September 29, 2002 compared to the same period ended September 30, 2001, partially offset by increased labor and other expenses from operating stores during the current period (due in part to increased costs associated with the introduction of new products.) As a percentage of net sales, store operating expenses decreased to 33.7% for the twenty-six week period ended September 29, 2002 compared to 34.2% for the same period ended September 30, 2001.

        Other operating expenses (expenses associated with all operations other than Company-owned retail stores) increased to $857,000 for the twenty-six week period ended September 29, 2002 from $769,000 for the prior year period. This was due primarily to growth in sales volumes in the Wholesale and International divisions.

        Marketing, general and administrative costs for the twenty-six week period ended September 29, 2002 decreased 0.9% to $5,192,000 from $5,237,000 for the prior year period. As a percentage of net sales, marketing, general and administrative costs for the twenty-six week period ended September 29, 2002 remained constant at 20.1% as compared to the prior year period.

        Depreciation and amortization for the twenty-six week period ended September 29, 2002 was $2,107,000 compared to $2,492,000 for the prior year period. This decrease in the current period is due to operating fewer stores during the twenty-six week period ended September 29, 2002 and the effects of adopting SFAS 142, resulting in no goodwill amortization compared to amortization of $178,000 in the twenty-six week period ended September 30, 2001.

        During the twenty-six week period ended September 29, 2002, the Company closed three stores, but there were no material store closure or lease termination costs incurred in Fiscal 2003 related to the closure of these three stores. During the twenty-six week period ended September 30, 2001, store closure and lease termination costs of $859,000 were recognized as the consequence of a decision to close a group of stores in Fiscal 2002.

Other Income and Expense

        As the result of the agreement with Spinelli Pte. Ltd, the Company recognized a net gain of $460,000 that is included in other income for the twenty-six week period ended September 29, 2002 and accounts for the increase in other income compared to the same period last year. See Note 7 to the Condensed Consolidated Financial Statements. Interest and loan guarantee costs decreased $360,000 in the twenty-six week period ended September 29, 2002 compared to the same period last year due to repayment of the underlying debt in Fiscal 2002.

Cumulative Effect of Change in Accounting Principle

        During the twenty-six week period ended September 29, 2002, the Company adopted the full provisions of SFAS 142. During Second Quarter 2003, Tully's performed an evaluation of its goodwill as of April 1, 2002, and determined that an impairment charge of $3,018,000 should be recorded related to the Company's Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003, and therefore is included in the results for the fiscal year to date. See Note 5 to the Condensed Consolidated Financial Statements.

Net Loss

        For the reasons described above, the loss before the cumulative effect from change in accounting principle decreased by $3,543,000 or 55.0% for the twenty-six week period ended September 29, 2002 as compared to the same period in the prior year. After inclusion of the $3,018,000 non-cash loss recorded as the cumulative effect from a change in accounting principle, net loss decreased $525,000 for the twenty-six week period ended September 29, 2002 as compared to the same period in the prior year. Because of the Company's net operating losses, no tax benefit has been recognized in either period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company ended the period at September 29, 2002 with $686,000 in cash and cash equivalents. Working capital deficit increased at September 29, 2002 to $2,679,000 as compared to a working capital deficit of $269,000 at March 31, 2002, but reflected an improvement of $3,236,000 compared to the working capital deficit at September 30, 2001. Cash and cash equivalents decreased by $998,000 during the twenty-six week period ended September 29, 2002.

        Cash used in operating activities for the twenty-six week period ended September 29, 2002 was $1,908,000. The Company's cash used in operating activities during the twenty-six week period ended September 29, 2002 includes seasonal inventory increases of $188,000 and an increase in accounts receivable balances of $413,000 (including $250,000 from the Spinelli agreement. See Note 7 to the Condensed Consolidated Financial Statements).

        Cash provided by investing activities for the twenty-six week period ended September 29, 2002 totaled $1,404,000. This includes net cash proceeds of approximately $1,829,000 from the sale of the Company's remaining shares of stock of its Japanese licensee, and were partially offset by cash capital expenditures of $325,000 for property and equipment during the twenty-six week period ended September 29, 2002.

        Cash used in financing activities for the twenty-six week period ended September 29, 2002 totaled $494,000. These activities included repayment of $502,000 on long-term debt and capital leases. These repayments were offset by $8,000 received from the exercise of stock options and warrants.

        The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold. As of October 31, 2002, the Company had approximately $1,564,000 in fixed-price purchase commitments for green coffee. The Company believes that the risk of non-delivery on these purchase commitments is low.

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

        Cash requirements for the remainder of Fiscal 2003, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures for fixtures and equipment related to the introduction of new products into Tully's stores, equipment and accounts receivable related to sales growth of the Wholesale division, roasting plant equipment, limited remodeling of current stores, and the potential addition of one new store. Management expects that some of the roasting plant and store fixtures and equipment will be funded through operating or capital leases. During the twenty-six week period ended September 29, 2002, the Company entered into capital leases totaling approximately $723,000 for equipment related to the introduction of Tully's Premium Softened Ice Cream, but the Company expects a lower level of capital lease activity during the second half of Fiscal 2003.

        The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships.

        On November 1, 2002, the Company entered into a new credit facility with a private investor, Kent Central LLC ("KCL"), secured by substantially all of the Company's assets and guaranteed by certain directors and stockholders of the Company (the "financial backers"). See Note 13 to the Condensed Consolidated Financial Statements. The new KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003. The KCL credit facility places conditions and restrictions on the Company's ability to raise capital through equity or debt, and to sell assets, but does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to KCL's reasonable consent. The additional facility may be secured by our accounts receivable and inventory, and KCL would have a subordinated interest in that collateral. The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

        The Company believes that the combination of cash and cash equivalents at September 29, 2003, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003. In order to fund unanticipated operating requirements in excess of the Company's Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital. Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital. If the Company is unable to secure the additional secured borrowing or other sources of capital are unavailable, or are available only on a limited basis or under unsatisfactory terms, then the Company would be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and to reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell stores or other assets and would be unable to take advantage of business opportunities or respond to competitive pressures. The inability of the Company to secure additional capital on reasonable terms, if at all, during Fiscal 2003 could adversely affect our business, operating results and financial condition.

SEASONALITY

        Tully's business is subject to seasonal fluctuations. Significant portions of Tully's net sales and profits are realized during the third quarter of its fiscal year. This period includes the Thanksgiving through New Year's holiday season. In addition, quarterly results are affected by the timing of the opening of new stores or the closing of stores. Growth in one or more divisions may conceal the impact of other seasonal influences. Conversely, seasonal fluctuations may obscure growth or declines in one or more divisions. Because of the these business factors, the Company's results for any quarter are not necessarily indicative of the results that may be achieved for another quarter or for the full fiscal year.

RECENTLY ISSUED ACCOUNTING STANDARDS

        Recently issued accounting standards are described in Note 1 to the condensed consolidated financial statements.

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

Rapid growth in some of our divisions may make it difficult to effectively allocate our resources and manage our business.

        During Fiscal 2000 and 2001, the Company greatly expanded its retail store base, which placed strain on our management, production, financial and other resources. In Fiscal 2001 and 2002, both the Wholesale and International divisions grew substantially. Tully's expects to continue to grow its Wholesale and International divisions in Fiscal 2003 and beyond. Although Retail division operations will focus primarily on improving operating results in existing stores in Fiscal 2003 rather than opening new stores, we expect to increase the number of stores in future years. We cannot assure you that we will be able to manage any future growth effectively. Continued growth could further strain our management, production, information systems, financial and other resources. To manage our growth effectively, we must:

  •
  improve the sales and productivity of the average retail store and lower the average capital investment required to establish a new store,

  •
  evolve the retail concept to be more differentiated from our competition, without losing the key elements of the Tully's specialty coffee concept,

  •
  provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket sectors,

  •
  efficiently increase the volume of product that we roast, package, and distribute while maintaining high levels of quality,

  •
  continue to enhance our operational, financial and management systems, and

  •
  successfully attract, train, manage and retain our employees.

        Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations.

Our operating flexibility and ability to raise additional capital is restricted by our new credit facility. If we were to default under the facility, the lender, the guarantors, or both would have a right to seize our assets.

        On November 1, 2002, the Company entered into a new credit facility. See Note 13 to the Condensed Consolidated Financial Statements. The terms of the new credit facility, and a related agreement among the Company and the financial backers who are guarantors of the debt, include provisions that, among other things, restrict the Company's ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the financial backers with a security interest in substantially all of the Company's assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes and control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit the Company's ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or financial backers taking actions that might be detrimental to the interests of other creditors and investors in the Company.

We may not be able to obtain additional capital when needed.

        To date, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the near future to fund operations and planned growth. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in Company assets or other liens that could be senior in position to current investors and creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have an adverse effect on our business, operating results and financial condition. In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets.

New senior management has only recently joined the Company

        During Fiscal 2002, the Company's chief executive officer (CEO) and chief financial officer (CFO) left the Company, and the Company operated under interim executive leadership. In February 2002, Tully's hired a new CFO, in May 2002 the new CEO joined the Company, and our vice-president of marketing joined the Company in September 2002. These new executives may implement changes in Company strategies. Further, even if they pursue our existing strategies, their unfamiliarity with the

Company could cause delays in implementing our strategies, which could cause our business and results of operations to suffer.

Our international licensees may not be successful in their operations and growth.

        The Company has significant relationships with its licensees in Asia, FOODX and Ueshima Coffee Company. If these licensees experience business difficulties or modify their business strategies, Tully's results of operations could suffer. During August 2002, FOODX changed its name from Tully's Coffee Japan as part of a strategy to enable FOODX to operate multiple restaurant strategies, including Tully's Coffee stores. If this strategy results in a reduced allocation of FOODX resources or its management toward the Tully's Coffee portion of the FOODX business, this might cause Tully's results of operations to suffer. Because these licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. This makes it more difficult for the Company to predict the prospects for continued growth in its revenues and profits from these relationships.

If we are unable to successfully integrate business acquisitions, our business could be negatively impacted.

        Integrating newly-acquired businesses is expensive and time-consuming. Due to capital limitations, Tully's has not yet fully conformed all of the Coffee Station and Marsee Baking stores (acquired in Fiscal 2001) to the Tully's standards. Failure to integrate the Coffee Station and Marsee Baking stores to the Tully's Coffee retail concept may negatively impact the profitability of these stores and adversely impact Tully's ability to compete in the Los Angeles and Portland markets. We may consider future strategic acquisitions as part of our growth strategy. If we do not manage future integration efforts successfully, our business and results of operations could suffer.

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

We have limited supplier choices providing our bakery category products.

        We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries are independently owned with limited capital resources to fund growth. If one (or more) of these suppliers is unable to provide high quality products to meet the requirements of the Company, or if the relationship between Tully's and the supplier(s) is otherwise interrupted, Tully's may experience interruptions in the product availability and our results of operations could suffer.

If we are required to relocate our offices and roasting plant, our business could be negatively impacted.

        The Company and the lessor for the Company's roasting plant and warehouse and administrative and executive office facility have agreed that the lessor may, at its option, terminate the lease upon 150 days notice, and the Company would be required to relocate its operations. The lessor has listed the property for sale or lease. If we were required to relocate, we might experience an interruption to our business, or incur extra costs related to the relocation or to the replacement facility. In the event of such an early lease termination, the recoverability of the Company's leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,367,000 at September 29, 2002.

Our two largest stockholders have significant influence over matters subject to stockholder vote and may support corporate actions that conflict with other stockholders' interests.

        As of October 31, 2002, Mr. Tom T. O'Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock. This ownership position gives each of them individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the stockholders for a vote, including any potential sale or merger of our Company. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our stockholders.

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

        Our Retail store division and our Wholesale division operate in highly competitive markets in the Pacific Northwest, San Francisco and Los Angeles. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet's Coffee and Tea, Kraft Foods, Inc., The Proctor & Gamble Company, Nestle, Inc., and Seattle's Best Coffee. Some of these companies compete with our International division and we also face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and International customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

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

        Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers' budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. The Company believes that the weak economy during Fiscal 2002 and Fiscal 2003 has adversely impacted its revenues. If the economic climate does not improve, or if it worsens, there could be further adverse impact on the Company's revenues.

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

        If we raise additional funds through the issuance of equity, convertible debt or other securities, current stockholders may experience dilution and the securities issued to the new investors may have rights or preferences senior to those of common stock. In addition, prior to October 1999, holders of our capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. Some of our stockholders may be entitled to purchase additional shares of our common stock pursuant to these preemptive rights at the price or prices at which those shares were historically offered. Any such issuances could further dilute current stockholders.

The lack of a public market for Tully's capital stock and restrictions on transfer substantially limit the liquidity of an investment in our capital stock.

        There is currently no public market for our common stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited. Our management and board of directors monitor the financial markets and from time to time meet with advisors to consider the financial and strategic opportunities that may be available to Tully's. Whether Tully's would ever "go public" and if so the timing and particulars of such a transaction, will be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, board of directors and professional advisors. Therefore, there can be no assurance that such a public market will ever become available for our common or preferred stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in available-for sale security prices and foreign currency exchange rates on foreign investments.

        The Company historically has had no foreign currency exchange rate exposure related to its international licensing arrangements with FOODX and UCC because all sales of merchandise and supplies have been denominated in U.S. dollars. However, its licensing agreements provide for royalties on licensee sales that are denominated in foreign currencies. Although the agreements provide for the payments to be made relatively soon after the sales occur, Tully's is subject to foreign currency risk on these sales royalties and anticipates that this risk will increase as these royalties grow in the future. At September 29, 2002, the accrued receivable for these sales royalties was $28,000. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

        The supply and price of green coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of green coffee beans, the main commodity used in the Company's business, the Company enters into U.S. dollar-denominated fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of October 31, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $1,564,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is low. Such commitments are short-term in nature.

        At September 29, 2002, the Company had no significant outstanding debt (other than a $3,000,000 convertible promissory note due on January 2, 2005, which has no cash interest payment). However, it has had credit facilities in the past and expects to have borrowings in the future under the new credit facility described in Note 13 to the condensed consolidated financial statements and other future debt facilities. Therefore, it will from time to time be subject to fluctuating interest rates in the normal course of business, primarily as a result of borrowings, which generally bear interest at variable rates.

ITEM 4.  CONTROLS AND PROCEDURES

        We have established and maintain disclosure controls and procedures and conclude these controls and procedures are effective based upon our evaluation as of a date within ninety days prior to the filing date of this Form 10-Q Quarterly Report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        The Company issued and sold securities in the transactions described below during Second Quarter 2003. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

  •
  The Company granted options to purchase an aggregate of 100,000 shares of its common stock, which vest and become exercisable over a three-year period from the grant date, to two employees in consideration for services pursuant to the Company's Amended and Restated 1994 Stock Option Plan (the "Plan"). The Company granted options to purchase an aggregate of 2,500 shares of its common stock to four directors pursuant to the Plan at an exercise price of $0.01 per share in consideration for participation in board and board committee meetings. These options were fully vested and exercisable from the time of grant.

  •
  The Company issued an aggregate of 68,074 shares of its common stock to two employees upon exercise of options with aggregate consideration to the Company of $700.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  (a)
  The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

10.1*	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002
10.2*	General Security Agreement dated November 1, 2002 between Tully's Coffee Corporation and Kent Central, LLC
10.3*	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002
10.4*	Agreement dated November 1, 2002 between Tully's Coffee Corporation and Guarantors re Kent Central Financing
10.5*	Fifth Lease Amendment between Kent Central, LLC and Tully's Coffee Corporation
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  *
  Filed herewith

  (b)
  Current Reports on Form 8-K

    Form 8-K, dated October 24, 2002—Item 9—Regulation FD Disclosure. The Company issued a letter to its stockholders that provided an update on recent business activities.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 13, 2002.

TULLY'S COFFEE CORPORATION
By:	/s/ KRISTOPHER S. GALVIN Kristopher S. Galvin CHIEF FINANCIAL OFFICER
Signing on behalf of the Registrant and as principal financial officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 APPEAR ON THE FOLLOWING TWO PAGES

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Anthony J. Gioia, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tully's Coffee Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.

/s/ ANTHONY J. GIOIA Anthony J. Gioia President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Kristopher S. Galvin, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tully's Coffee Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ KRISTOPHER S. GALVIN Kristopher S. Galvin Chief Financial and Accounting Officer

QuickLinks

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
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002