Form 10-Q/A
period 2002-09-29
TULLYS COFFEE CORP
filed 2003-02-11
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,409,188
(Title of Each Class)	Number of Shares Outstanding at October 31, 2002

TULLY’S COFFEE CORPORATION

Form 10-Q/A

For the Quarterly Period Ended September 29, 2002

Unless the context requires otherwise, as used in this report “Tully’s”, “Company”, “we”, “our” and “us” means Tully’s Coffee Corporation.

Statement About Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results and performance of the Company and its plans and objectives. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward-looking statements.  Information regarding factors that could cause our actual results to differ materially from our expectations are included this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Results.”

You should not place undue reliance on these forward-looking statements.  Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 29, 2002	March 31, 2002
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$686	$1,684
Short-term investments	—	1,705
Accounts receivable, net of allowance for doubtful accounts of $104 and $349, respectively	1,485	1,071
Inventories	2,446	2,258
Prepaid expenses and other current assets	649	710
Total current assets	5,266	7,428
Property and equipment, net	19,290	20,297
Goodwill, net	554	3,572
Other intangible assets, net	1,068	1,120
Related party notes receivable	100	—
Other assets	734	723
Total assets	$27,012	$33,140

Liabilities And Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$43	$308
Current portion of capital lease obligations	182	—
Accounts payable	2,089	2,259
Accrued liabilities	3,519	3,018
Current portion of deferred licensing revenue	2,112	2,112
Total current liabilities	7,945	7,697
Long-term debt, net of current portion	16	26
Capital lease obligations	442	127
Deferred lease costs	2,310	2,225
Convertible promissory note, net of discount	2,759	2,703
Deferred licensing revenue, net of current portion	12,883	13,945
Total liabilities	26,355	26,723
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized; 4,990,709 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,409,188 and 16,320,613 shares issued and outstanding at September 29, 2002 and March 31, 2002, respectively	9,272	9,265
Deferred stock compensation	(180)	—
Additional paid-in capital	27,310	27,093
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(81,294)	(75,380)
Total stockholders’ equity	657	6,417
Total liabilities and stockholders’ equity	$27,012	$33,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended		Twenty-six Week Periods Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(unaudited)		(unaudited)

Net sales	$13,025	$13,102	$25,890	$26,011
Cost of goods sold and related occupancy expense	5,976	6,887	12,044	13,599
Store operating expenses	4,401	4,458	8,727	8,892
Other operating expenses	413	444	857	769
Marketing, general and administrative costs	2,529	2,541	5,192	5,237
Depreciation and amortization	1,005	1,259	2,107	2,492
Store closure and lease termination costs	—	22	—	859
Operating loss	(1,299)	(2,509)	(3,037)	(5,837)

Other income (expense)
Interest expense	(169)	(224)	(345)	(489)
(Loss) gain on sale of investments	(13)	—	14	—
Interest and other income	482	18	494	105
Loan guarantee fee expense	—	(76)	—	(216)
Total other income (expense)	300	(282)	163	(600)
Loss before income taxes and cumulative effect of change in accounting principle	(999)	(2,791)	(2,874)	(6,437)

Income taxes	(22)	—	(22)	(2)
Loss before cumulative effect of change in accounting principle	(1,021)	(2,791)	(2,896)	(6,439)
Cumulative effect of change in accounting principle	—	—	(3,018)	—

Net loss	$(1,021)	$(2,791)	$(5,914)	$(6,439)

Net loss per share - basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.17)	$(0.18)	$(0.40)
Cumulative effect of change in accounting principle	—	—	(0.18)	—
Net loss per share - basic and diluted	$(0.06)	$(0.17)	$(0.36)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	16,366	16,272	16,345	16,222

The accompanying notes are an integral part of these condensed consolidated financial statements

TULLY’S COFFEE CORPORATION

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

TULLY’S COFFEE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

The condensed consolidated financial statements include the accounts of Tully’s Coffee Corporation (“Tully’s” or the “Company”) and its wholly owned subsidiary, Spinelli Coffee Company, after elimination of all significant intercompany items and transactions.

The Company’s fiscal year ends on the Sunday closest to March 31. The fiscal year ending March 30, 2003 (“Fiscal 2003”) will include 52 weeks.  The fiscal years ending March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) both included 52 weeks.  The fiscal year ending March 29, 2004 (“Fiscal 2004”) will have 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen and twenty-six- week periods ended September 29, 2002, and September 30, 2001, respectively, are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for Fiscal 2002 included in our annual report on Form 10-K, SEC File No. 0-26829, for the fiscal year ended March 31, 2002.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”  (“SFAS 142”), was issued by the Financial Accounting Standards Board in June 2001.  The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and Tully’s was required to adopt it for Fiscal 2003.  Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of fifteen years.  Upon adoption of SFAS 142, the Company ceased amortization of goodwill thereby eliminating approximately $89,000 and $178,000 in amortization expense for the thirteen-week period ended September 29, 2002 (“Second Quarter 2003”) and twenty-six-week period ended September 29, 2002 compared to the same periods in Fiscal 2002, respectively.

SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied.  During Second Quarter 2003, Tully’s completed an impairment evaluation of its goodwill as of April 1, 2002, and determined that a non-cash impairment charge of $3,018,000 should be recorded.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (see Note 5).

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.     Liquidity

For Second Quarter 2003 and the twenty-six-week period ended September 29, 2002, the Company had a loss (before the cumulative effect of change in accounting principle, discussed in Note 1) of $1,021,000 and $2,896,000, respectively, as compared with losses of $2,791,000 and $6,439,000 for the comparable periods in Fiscal 2002.  The impairment charge recorded as the cumulative effect of change in accounting for goodwill did not affect the Company’s cash flow or liquidity.

The Company’s cash operating activities provided $364,000 of cash during the thirteen-week period ended September 29, 2002, and used $1,908,000 of cash during the twenty-six week period ended September 29, 2002. The Company ended the period at September 29, 2002 with $686,000 in cash and cash equivalents. Working capital deficit increased at September 29, 2002 to $2,679,000 as compared to a working capital deficit of $269,000 at March 31, 2002.  Cash and cash equivalents decreased by $998,000 during the twenty-six week period ended September 29, 2002.  Because the Company principally operates as a “cash business,” it generally does not require a significant investment in working capital.  Further, Company management has placed increased emphasis on management of the Company’s investment in inventory and accounts receivables.  As a result, the Company typically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents).  Tully’s expects that its investment in accounts receivable will grow in proportion to sales growth in its Wholesale and International divisions, and inventory levels typically increase during the spring due to coffee crop seasonality and to a lesser degree during the autumn due to holiday seasonal merchandise.  Operation with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to deal with its short-term needs and unanticipated business developments and increases the Company’s dependence upon additional financing activities.

The Company has closed three stores during the twenty-six week period ended September 29, 2002 and another store in early November 2002, that did not meet the Company’s performance criteria, and is continuing to evaluate store locations and operations to determine if closure, downsizing or relocation of certain stores that do not meet performance objectives is necessary. The Company is taking other actions to reduce negative cash flow from operations, including programs to improve sales through new product offerings and retail marketing programs, revisions to operational procedures and expansion of its Wholesale division.

On November 1, 2002, the Company entered into a new credit facility with the lessor of its headquarters, roasting plant and distribution facility, Kent Central LLC (“KCL”), which is secured by substantially all of the Company’s assets and guaranteed by certain directors and stockholders of the Company (the “financial backers” or “guarantors”), as described in Note 13.  The KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003.  The terms of the credit facility, and a related agreement among the Company and the guarantors, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  The KCL credit facility does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to KCL’s reasonable consent, and the Company would need to obtain the consent of the financial backers for this additional facility.  The additional facility may be secured by the Company’s accounts receivable and inventory, and KCL would have a subordinated interest in that collateral.  The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

The Company believes that the combination of cash and cash equivalents at September 29, 2002, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003.  In order to fund unanticipated operating requirements in excess of the Company’s Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital.  The Company expects that additional sources of funding will be required in subsequent periods to meet operating requirements, fund capital expenditures, and fund repayment of debt and other long-term obligations.  Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital,but has not identified or obtained specific sources of long-term funding.  The inability of the Company to secure additional capital on reasonable terms, if at all, during the remainder of Fiscal 2003 or during Fiscal 2004 could adversely affect our business, operating results and financial condition.

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

The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for liquidation preferences, and the Series B Preferred stock is junior to both the Series A Preferred Stock and a stated dollar amount of liquidation preference for the holders of common stock.  If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

3.     Inventories

Inventories consist of the following:

	September 29, 2002	March 31, 2002
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$1,080	$531
Roasted coffee	458	657
Other goods held for sale	476	568
Packaging and other	432	502
Total	$2,446	$2,258

As of October 31, 2002, the Company had approximately $1,564,000 in fixed-price purchase commitments for green coffee.

4.     Short-term Investments

Short-term investments at March 31, 2002 consisted of shares of FOODX GLOBE Co., Ltd. (“FOODX”) (formerly known as Tully’s Coffee Japan) common stock.  During the thirteen-week period ended June 30, 2002 (“First Quarter 2003”), the Company sold 493 shares of FOODX stock for net proceeds of $1,813,000 and a realized gain of $27,000.  During Second Quarter 2003, the Company sold its remaining 5 shares of FOODX common stock for net proceeds of $16,000 and a realized loss of $13,000 (See Notes 7 and 12).

5.             Goodwill

During the twenty-six week period ended September 29, 2002, the Company adopted the full provisions of SFAS 142.  SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied.  During Second Quarter 2003, Tully’s performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of April 1, 2002 related to the Company’s Retail division operations in California and Oregon.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003.  The change in carrying amount of goodwill as of April 1, 2002 is as follows (in thousands):

Balance as of March 31, 2002	$3,572
Transition impairment adjustment recorded as the cumulative effect of a change in accounting principle as of April 1, 2002	(3,018)
Balance as of September 29, 2002	$554

Under SFAS 142, goodwill is no longer amortized.  In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003.  Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

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

6.     Related Party Notes Receivable

In May 2002, the Company loaned an aggregate of $100,000 to its newly hired chief executive officer under non-interest bearing notes in accordance with the terms of his employment agreement.  The notes are to be repaid on the earliest of (a) the third anniversary of the executive’s commencement of employment, or (b) the date the executive’s employment is terminated by the Company for cause.

7.     International Licenses and Deferred Licensing Revenue

In April 2001, the Company granted Ueshima Coffee Company, LTD (“UCC”) an exclusive, perpetual license to use Tully’s business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee.  The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over seven years, the term of the prepaid royalties under the agreement.  Commencing in April 2009, UCC is required to pay the Company a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia (other than Japan).  Under this agreement, the Company has granted a security interest in certain of its intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the territories described in the License Agreement.  The $12,000,000 license fee payment was the net payment after applicable Japanese tax withholdings paid by UCC that are subject to refund by Tully’s to UCC in the event Tully’s receives a tax credit for such taxes.

The Company has license and supply agreements with FOODX.  During August 2002, Tully’s Coffee Japan changed its name to FOODX as part of a strategy to enable FOODX to operate multiple restaurant strategies, including Tully’s Coffee stores.  Under the license agreement, as amended in Fiscal 2002, FOODX has the right to use the Tully’s trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales.  FOODX is required to pay licensing fees to the Company based upon the franchised store revenues.  The supply agreement, as amended during Fiscal 2002, allows FOODX to roast Tully’s coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements.  FOODX is required to pay a fee to the Company based upon the volume of coffee roasted in Japan.  FOODX commenced coffee roasting in Japan during First Quarter 2003.

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

In September 2002, the Company assigned its intellectual property rights outside of the United States relating to its Spinelli brand, including the trademarks and related goodwill, to Spinelli Pte. Ltd. (“SPL”), the licensee of the Company’s Spinelli brand in Singapore and Taiwan.  Under the agreement, SPL agreed to pay $500,000 to the Company.  The Company received $250,000 from SPL during September 2002, and expects to receive the balance of the purchase price in March 2003.  The Company retains certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan.  The $500,000 purchase price, less approximately $40,000 of costs, is reported as “other income” in Second Quarter 2003.

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

9.     Stockholders’ Equity

Options

During Second Quarter 2003, the Company granted options to purchase an aggregate of 100,000 shares of common stock to employees.  The Company recorded deferred compensation for the difference between the exercise price for the options and the estimated market price for its common stock at the time of grant as established by the Company’s board of directors, and is amortizing the deferred stock compensation over the three year vesting period of the options.  Second Quarter 2003 option grants to employees and deferred stock compensation are summarized as follows:

Exercise Price	Option Shares Granted	Deferred Stock Compensation
	(dollars in thousands, except share data)

$ 0.01	100,000	$31

Total Grants to Employees	100,000	31

Deferred Stock Compensation at June 30, 2002		164

Less amount recognized as stock option expense in Second Quarter 2003		(15)

Deferred Stock Compensation at September 29, 2002		$180

Additionally, during Second Quarter 2003, the Company granted stock options for 2,500 shares to its directors for participation in board and board committee meetings.  These options are fully vested and immediately exercisable and have an exercise price of $0.01.  The Company recorded stock option expense of $775 for the difference between the exercise price for the options and the estimated market price for its common stock at the time of grant as established by the Company’s board of directors.

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

During the fourth quarter of Fiscal 2002, the Company realigned into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order sales, and (3) its International division, which sells products and materials to the Company’s international licensees and manages the international licensing of the Tully’s brand and the related royalty programs.  The previously reported amounts for the thirteen and the twenty-six week periods ended September 30, 2001 have been reclassified to reflect this realignment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s annual consolidated financial statements in the Fiscal 2002 Form 10-K.  The tables below present information by operating segment:

	Thirteen-Week Periods Ended			Twenty-six-Week Periods Ended
	September 29, 2002		September 30, 2001	September 29, 2002		September 30, 2001
	(unaudited) (dollars in thousands)
Net sales
Retail division	$10,280		$10,583	$20,319		$21,244
Wholesale division	1,416		1,439	2,792		2,671
International division(1)	1,327		1,118	2,776		2,088
Corporate and other	2		(38)	3		8
Total net sales	$13,025		$13,102	$25,890		$26,011

Operating income/(loss)
Retail division(2)	$432		$(158)	$668		$(991)
Wholesale division	237		73	405		170
International division	863		554	1,606		1,149
Corporate and other expenses	(2,810)		(2,862)	(5,678)		(6,017)
Interest and other, net	257		(398)	103		(750)
Loss before cumulative effect of change in accounting principle	$(1,021)		$(2,791)	$(2,896)		$(6,439)

Depreciation and amortization
Retail division	$666		$886	$1,504		$1,650
Wholesale division	35		88	76		162
International division		**	**		**	**
Corporate and other expenses	304		285	527		680
Total depreciation and amortization	$1,005		$1,259	$2,107		$2,492

**                                  Amounts are less than $1,000.

(1)                                  For the thirteen and twenty-six week periods ending September 29, 2002 and September 30, 2001, the International division includes the amortization of fees received under the Company’s agreement with UCC; however, amortization of fees received from FOODX is reflected only for the thirteen and twenty-six week periods ended September 29, 2002.

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

The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock.  These instruments may have a dilutive effect on the calculation of earnings or loss per share.  As of September 29, 2002 and September 30, 2001, there were outstanding shares of convertible stock, convertible debt, and options and warrants convertible into or exercisable for an aggregate of 33,081,570 and 31,571,085 shares of common stock, respectively.  All such instruments were excluded from the computation of diluted loss per share for thirteen and twenty-six-week periods ending September 29, 2002 and September 30, 2001 because the effect of these instruments on the calculation would have been antidilutive.

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

Because of the Company’s net operating losses, no tax expense (benefit) has been allocated to other comprehensive loss.

13.          Subsequent Events

On November 1, 2002, the Company entered into a new credit facility secured by substantially all of the Company’s assets and guaranteed by certain directors and stockholders of the Company.  The lender, KCL, is also lessor of the building that houses the Company’s headquarters, roasting plant and distribution facility under a ten-year lease which expires in May 2010.  The parties agreed to amend this lease in connection with the establishment of the new credit facility.  When the Company first occupied this facility in Fiscal 2001, the lessor funded $1,000,000 of tenant improvements to the facility, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments.  As a result, in Fiscal 2001 the Company recorded this $1,000,000 amount as a deferred lease cost liability, and has been amortizing this liability as rent was paid.  Under the provisions of the new KCL credit facility and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the credit facility and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.  In addition, the amended lease provides that the lessor may, at its option, terminate the lease prior to the expiration of its term by giving the Company 150 days written notice of termination.  Although the lessor has listed the property for sale or lease, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the amended lease.  However, if the lessor were to terminate the lease prior to the expiration of its term, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,367,000 at September 29, 2002.

Borrowings under the new KCL credit facility bear interest at prime less ½%, and a 3% loan fee is to be paid annually.  This new credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003, in addition to the $890,037 unamortized tenant improvement allowance that was transferred to the credit facility from the lease and which is due on April 29, 2005.  The terms of the new credit facility, and a related agreement among the Company and the guarantors, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.

In consideration for providing the guaranties, the Company will issue warrants to the guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month.  If the Company were to fully borrow to the limit of the guaranties, the Company would issue warrants exercisable for an aggregate of 740,640 shares of common stock annually.  The Company will recognize these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants.  The Company also has agreed to indemnify the guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of KCL).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995

We believe that certain statements herein, including those related to anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company’s operations, liquidity and capital resources, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans, the impact of competition, general economic conditions, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully below in “Factors That May Affect Our Future Results.” The cautionary statements made in this section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2002 Annual Report on Form 10-K.  This analysis is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

Tully’s fiscal year ends on the Sunday closest to March 31. The Company records its sales and expenses on a 52-53 week period.  The fiscal years ending April 1, 2001 (“Fiscal 2001”), March 31, 2002 (“Fiscal 2002”) and March 30, 2003 (“Fiscal 2003”) have 52 weeks.  The fiscal year ending March 29, 2004 (“Fiscal 2004”) will have 52 weeks.  The second quarter in Fiscal 2003 was a thirteen-week period ending September 29, 2002 (“Second Quarter 2003”) and the corresponding period in Fiscal 2002 was a thirteen-week period ending September 30, 2001 (“Second Quarter 2002”).

Tully’s derives its net sales from (1) its Retail division, which operates retail stores in Washington, Oregon, California and Idaho, (2) its Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and (3) its International division, which sells Tully’s-branded products to its international licensees and receives royalty and licensing fees from those international licensees.  For Second Quarter 2003, Tully’s derived approximately 78.9% of net sales from its Retail division as compared to 80.8% of total net sales for Second Quarter 2002.

During Fiscal 2003, the Company will continue to focus primarily on (i) improving the operations of its existing retail stores, including expansion of the merchandise offered in the stores, (ii) expanding its Wholesale division sales and International division licensee opportunities, and (iii) managing its costs more effectively.  In the twenty-six week period ended September 29, 2002, the Company introduced Tully’s Premium Softened Ice CreamTM into 63 Tully’s stores.  This product line features premium soft-serve vanilla bean and Tully’s espresso flavor ice cream, and supports an expanded menu including cones, sundaes, cold beverages and other items.  Tully’s also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels.  It is the Company’s belief that expanded product mix and broader distribution will help Tully’s reach prospective customers that do not currently buy the Company’s products, and increase the frequency and size of customer purchases.

Comparable store sales started to decline during the first half of Fiscal 2002 and this continued into Fiscal 2003 (comparable stores are stores open for the full period in both the current and comparative prior year periods).  Management believes that the comparable store sale decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition from other specialty coffee and treat destination retail stores, (iii) customers purchasing Tully’s ground coffee through supermarkets instead of Tully’s retail stores as the result of expanded Tully’s presence in the supermarket segment, (iv) an increased operational emphasis on improving gross profits, rather than sales growth and (v) limited product innovation and marketing during Fiscal 2002 and early 2003.  Although management believes that the weak economy and continuing focus on gross profits are continuing to adversely affect sales, during Second Quarter 2003 the Company has started to reemphasize product innovation (including the introduction of Tully’s Premium Softened Ice Cream) and consumer-oriented marketing.  Management believes that this new emphasis is beginning to deliver positive trends in comparable store sales as demonstrated by the comparable store sales percentages during the past 18 months set forth in the following graph:

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

RESULTS OF OPERATIONS

Thirteen-Week Period Ended September 29, 2002 Compared With The Thirteen-Week Period Ended September 30, 2001

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Thirteen-Week Periods Ended
	September 29, 2002	September 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expense	45.9%	52.6%
Store operating expenses	33.8%	34.0%
Other operating expenses	3.2%	3.4%
Marketing, general and administrative costs	19.4%	19.4%
Depreciation and amortization	7.7%	9.6%
Store closure and lease termination costs	**	0.1%
Operating loss	(10.0)%	(19.1)%

Other income (expense)
Interest expense	(1.3)%	(1.7)%
Loss on sale of investments	(0.1)%	**
Interest and other income	3.7%	0.1%
Loan guarantee fee expense	**	(0.6)%
Total other income (expense)	2.3%	(2.2)%

Net loss before income taxes	(7.7)%	(21.3)%

Income taxes	(0.1)%	**
Net loss	(7.8)%	(21.3)%

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

Net sales for the International division increased 18.7% to $1,327,000 for the Second Quarter 2003, compared to $1,118,000 for the prior year period.  International licensing fees, on an amortized basis, accounted for $114,000 of the increase; while license royalties and roasting fees earned during Second Quarter 2003 increased $215,000 as the result of continued growth of the Company’s licensee in Japan.  The increase in license fees were offset by a $120,000 decrease in sales of coffee, equipment and supplies by the Company to the licensee as a consequence of the licensee sourcing more items in Japan.  International division sales accounted for 10.2% of net sales for Second Quarter 2003 compared to 8.5% in Second Quarter 2002.

Cost of Goods Sold and Operating Expenses

As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 45.9% for the Second Quarter 2003 from 52.6% for Second Quarter 2002.  This decrease was primarily due to the sales revenue growth from higher-margin International division royalties and licensing fees while Retail and Wholesale division sales declined slightly and the continued results from (i) the consolidation of the Company’s vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels and (iii) improved inventory controls including better management of perishable inventories and supplies.   As a result of these factors and the elimination of occupancy costs on under performing stores closed during the previous twelve months, costs of goods sold and related occupancy expense for the Second Quarter 2003 decreased 13.2% to $5,976,000 from $6,887,000 for the comparable prior year period.

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

Net Loss

Net loss decreased $1,770,000, or 63.4%, for the Second Quarter 2003 as compared to the prior year period due to the reasons stated above.  Because of the Company’s net operating losses, no tax benefit has been recognized in either period.

As provided in SFAS 142, the impairment loss upon adoption of SFAS 142 has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003, and therefore did not affect the net loss for the Second Quarter 2003, but is included in the results for the twenty-six week period ended September 29, 2002.

Twenty-six-Week Period Ended September 29, 2002 Compared With The Twenty-six Week Period Ended September 30, 2001

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Twenty-six-Week Periods Ended
	September 29, 2002	September 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expense	46.5%	52.3%
Store operating expenses	33.7%	34.2%
Other operating expenses	3.3%	3.0%
Marketing, general and administrative costs	20.1%	20.1%
Depreciation and amortization	8.1%	9.6%
Store closure and lease termination costs	**	3.3%
Operating loss	(11.7)%	(22.5)%

Other income (expense)
Interest expense	(1.3)%	(1.9)%
Gain on sale of investments	0.1%	**
Interest and other income	1.9%	0.4%
Loan guarantee fee expense	**	(0.8)%
Total other income (expense)	0.6%	(2.3)%
Loss before income taxes and cumulative effect of change in accounting principle	(11.1)%	(24.8)%

Income taxes	(0.1)%	**
Cumulative effect of change in accounting principle	(11.6)%	**
Net loss	(22.8)%	(24.8)%

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

Net sales for the International division increased 33.0% to $2,776,000 for the twenty-six week period ended September 29, 2002, compared to $2,088,000 for the prior year period.  Growth of the business of the Company’s Japanese licensee resulted in a $180,000 increase in sales of coffee, equipment and supplies by the Company to the licensee, and increased license royalties and roasting fees of $279,000.  International licensing fees, on an amortized basis, accounted for another $228,000 of the increase and resulted from the timing of the inception of these agreements in Fiscal 2002.  International division sales accounted for 10.7% of net sales for the twenty-six week period ended September 29, 2002 compared to 8.0% for the same period ended September 30, 2001.

Cost of Goods Sold and Operating Expenses

As a percentage of net sales, cost of goods sold and related occupancy expense decreased to 46.5% for the twenty-six week period ended September 29, 2002 from 52.3% for the same period ended September 30, 2001.  This decrease was primarily due to the greater relative sales revenue growth from higher-margin International division royalties and licensing fees as compared to the Wholesale and Retail divisions and the continued results from (i) the consolidation of the Company’s vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels and (iii) improved inventory controls including better management of perishable inventories and supplies.  As a result of this improvement in gross margin, and partly due to the reduction in occupancy costs after the closure of under performing stores, costs of goods sold and related occupancy expense for the twenty-six week period ended September 29, 2002 decreased 11.4% to $12,044,000 from $13,599,000 for the prior year period.

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

Cumulative Effect of Change in Accounting Principle

During the twenty-six week period ended September 29, 2002, the Company adopted the full provisions of SFAS 142.  During Second Quarter 2003, Tully’s performed an evaluation of its goodwill as of April 1, 2002, and determined that an impairment charge of $3,018,000 should be recorded related to the Company’s Retail division operations in California and Oregon.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003, and therefore is included in the results for the fiscal year to date.  See Note 5 to the Condensed Consolidated Financial Statements.

Net Loss

For the reasons described above, the loss before the cumulative effect from change in accounting principle decreased by $3,543,000 or 55.0% for the twenty-six week period ended September 29, 2002 as compared to the same period in the prior year.  After inclusion of the $3,018,000 non-cash loss recorded as the cumulative effect from a change in accounting principle, net loss decreased $525,000 for the twenty-six week period ended September 29, 2002 as compared to the same period in the prior year.  Because of the Company’s net operating losses, no tax benefit has been recognized in either period.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period at September 29, 2002 with $686,000 in cash and cash equivalents. Working capital deficit increased at September 29, 2002 to $2,679,000 as compared to a working capital deficit of $269,000 at March 31, 2002.  Cash and cash equivalents decreased by $998,000 during the twenty-six week period ended September 29, 2002.  Because the company principally operates as a “cash business” it generally does not require a significant investment in working capital.   Further, Company management has placed increased emphasis on management of the Company’s investment in inventory and accounts receivables.  As a result, the Company typically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents).  Tully’s expects that its investment in accounts receivable will grow in proportion to sales growth in its Wholesale and International divisions, and inventory levels typically increase during the spring due to coffee crop seasonality and to a lesser degree during the fall due to holiday merchandise stock levels.  Operation with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with less immediately available resources to deal with its short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

Cash used in operating activities for the twenty-six week period ended September 29, 2002 was $1,908,000.  The Company’s cash used in operating activities during the twenty-six week period ended September 29, 2002 includes seasonal inventory increases of $188,000 and an increase in accounts receivable balances of $413,000 (including $250,000 from the Spinelli agreement; see Note 7 to the Condensed Consolidated Financial Statements).

Cash provided by investing activities for the twenty-six week period ended September 29, 2002 totaled $1,404,000.  This includes net cash proceeds of approximately $1,829,000 from the sale of the Company’s remaining shares of stock of its Japanese licensee, and were partially offset by cash capital expenditures of $325,000 for property and equipment during the twenty-six week period ended September 29, 2002.

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

Cash requirements for the remainder of Fiscal 2003, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures for fixtures and equipment related to the introduction of new products into Tully’s stores, equipment and accounts receivable related to sales growth of the Wholesale division, roasting plant equipment, limited remodeling of current stores, and the potential addition of one new store.  Management expects that total Fiscal 2003 capital expenditures will be approximately $1,100,000 in addition to approximately $1,200,000 of roasting plant and store fixtures and equipment that are expected to be provided through operating or capital leases.  During the twenty-six week period ended September 29, 2002, the Company entered into capital leases totaling approximately $723,000 for equipment related to the introduction of Tully’s Premium Softened Ice Cream.

The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships.

On November 1, 2002, the Company entered into a new credit facility with the lessor of the facility that houses the Company’s administrative offices, roasting plant and distribution facility, Kent Central LLC (“KCL”), which is secured by substantially all of the Company’s assets and guaranteed by certain directors and stockholders of the Company (the “financial backers” or “guarantors”) as described in Note 13.   The KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003.  The terms of the credit facility, and a related agreement among the Company and the financial backers, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  The KCL credit facility does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to the KCL’s reasonable consent, and the company would need to obtain the consent of the guarantors for this additional facility.  The additional facility may be secured by the Company’s accounts receivable and inventory, and KCL would have a subordinated interest in that collateral.   The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

The Company believes that the combination of cash and cash equivalents at September 29, 2002, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003.  In order to fund unanticipated operating requirements in excess of the Company’s Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital.  The Company expects that additional sources of funding will be required for years beyond Fiscal 2003, in order to meet its operating requirements, fund its capital expenditures, and fund its payment of debt and other long-term obligations.  The inability of the Company to secure additional capital on reasonable terms, if at all, during the remainder of Fiscal 2003 or during Fiscal 2004 could adversely affect our business, operating results and financial condition.  Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital, but the Company has not identified or obtained specific sources of funding.

If the Company is unable to secure the additional secured borrowing or other sources of capital are unavailable, or are available only on a limited basis or under unsatisfactory terms, then the Company would be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and to reduce or discontinue its investments in store improvements, new customers and new products.  In addition, the Company might be required to sell stores or other assets (such as wholesale territories or international contract interests) and would be unable to take advantage of business opportunities or respond to competitive pressures.  Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets.  The Company has previously disposed of only underperforming store locations, but might be required to dispose of its better-performing locations in order to obtain a significant amount of sales proceeds.  The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to the Company, and the sale of better-performing locations or other income-producing assets could adversely affect the Company’s future operating results and cash flows.  The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for liquidation preferences, and the Series B Preferred stock is junior to both the Series A Preferred

Stock and a stated dollar amount of liquidation preference for the holders of common stock.  If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts available for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

SEASONALITY

Tully’s business is subject to seasonal fluctuations. Significant portions of Tully’s net sales and profits are realized during the third quarter of its fiscal year. This period includes the Thanksgiving through New Year’s holiday season. In addition, quarterly results are affected by the timing of the opening of new stores or the closing of stores.  Growth in one or more divisions may obscure the impact of other seasonal influences. Conversely, seasonal fluctuations may obscure growth or declines in one or more divisions.  Because of the these business factors, the Company’s results for any quarter are not necessarily indicative of the results that may be achieved for another quarter or for the full fiscal year.

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

During Fiscal 2000 and 2001, the Company greatly expanded its retail store base, which placed strain on our management, production, financial and other resources.  In Fiscal 2001 and 2002, both the Wholesale and International divisions grew substantially.  Tully’s expects to continue to grow its Wholesale and International divisions in Fiscal 2003 and beyond. Although Retail division operations will focus primarily on improving operating results in existing stores in Fiscal 2003 rather than opening new stores, we expect to increase the number of stores in future years.  We cannot assure you that we will be able to manage any future growth effectively.  Continued growth could further strain our management, production, information systems, financial and other resources.  To manage our growth effectively, we must:

•             improve the sales and productivity of the average retail store and lower the average capital investment required to establish a new store,

•             evolve the retail concept to be more differentiated from our competition, without losing the key elements of the Tully’s specialty coffee concept,

•             provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket sectors,

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

On November 1, 2002, the Company entered into a new credit facility.  See Note 13 to the Condensed Consolidated Financial Statements.  The terms of the new credit facility, and a related agreement among the Company and certain directors and shareholders who are guarantors of the debt, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  These agreements also provide the lender and the guarantors with a security interest in substantially all of the Company’s assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  These provisions could limit the Company’s ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of other creditors and investors in the Company.

We may not be able to obtain additional capital when needed.

To date, we have not generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital.  We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships.  We will need to raise additional capital in the near future to fund operations and planned growth.  Any equity or debt financing may not be available on favorable terms, if at all.  Such a financing might provide lenders with a security interest in Company assets or other liens that could be senior in position to current investors and creditors.  If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have an adverse effect on our business, operating results and financial condition.  In such event, the Company would need to modify or discontinue its growth plans and its investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and might be required to sell stores or other assets (such as wholesale territories or international contract interests).  Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets.  The Company has previously disposed of only underperforming store locations, but might be required to dispose of its better-performing locations in order to obtain a significant amount of sales proceeds.  The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to the Company, and the sale of better-performing locations or other income-producing assets could adversely affect the Company’s future operating results and cash flows.  The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for liquidation preferences, and the Series B Preferred stock is junior to both the Series A Preferred Stock and a stated dollar amount of liquidation preference for the holders of common stock.  If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

New senior management has only recently joined the Company

During Fiscal 2002, the Company’s chief executive officer (CEO) and chief financial officer (CFO) left the Company, and the Company operated under interim executive leadership.  In February 2002, Tully’s hired a new CFO, in May 2002 the new CEO joined the Company, and our vice-president of marketing joined the Company in September 2002.  These new executives may implement changes in Company strategies. Further, even if they pursue our existing strategies, their unfamiliarity with the Company could cause delays in implementing our strategies, which could cause our business and results of operations to suffer.

Our international licensees may not be successful in their operations and growth.

The Company has significant relationships with its licensees in Asia, FOODX and Ueshima Coffee Company.  If these licensees experience business difficulties or modify their business strategies, Tully’s results of operations could suffer.  During August 2002, FOODX changed its name from Tully’s Coffee Japan as part of a strategy to enable FOODX to operate multiple restaurant strategies, including Tully’s Coffee stores.  If this strategy results in a reduced allocation of FOODX resources or its management toward the Tully’s Coffee portion of the FOODX business, this might cause Tully’s results of operations to suffer.  Because these licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States.  This makes it more difficult for the Company to predict the prospects for continued growth in its revenues and profits from these relationships.

If we are unable to successfully integrate business acquisitions, our business could be negatively impacted.

Integrating newly-acquired businesses is expensive and time-consuming.  Due to capital limitations, Tully’s has not yet fully conformed all of the Coffee Station and Marsee Baking stores (acquired in Fiscal 2001) to the Tully’s standards.  Failure to integrate the Coffee Station and Marsee Baking stores to the Tully’s Coffee retail concept may negatively impact the profitability of these stores and adversely impact Tully’s ability to compete in the Los Angeles and Portland markets.  We may consider future strategic acquisitions as part of our growth strategy.  If we do not manage future integration efforts successfully, our business and results of operations could suffer.

One supplier presently provides our entire new ice cream product base.

We recently introduced Tully’s Premium Softened Ice Cream into 63 Tully’s stores.  A single supplier presently manufactures the ice cream product base for Tully’s.  If that supplier is unable to provide product to meet the requirements of the Company, or if the relationship between Tully’s and this supplier is otherwise interrupted, Tully’s may experience interruptions in the availability of this product and our results of operations could suffer.

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

The Company and the lessor for the Company’s roasting plant and warehouse and administrative and executive office facility have agreed that the lessor may, at its option, terminate the lease upon 150 days notice, and the Company would be required to relocate its operations.  The lessor has listed the property for sale or lease.  If we were required to relocate, we might experience an interruption to our business, or incur extra costs related to the relocation or to the replacement facility.  In the event of such an early lease termination, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,367,000 at September 29, 2002.

Our two largest stockholders have significant influence over matters subject to stockholder vote and may support corporate actions that conflict with other stockholders’ interests.

As of October 31, 2002, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock.  This ownership position gives each of them individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the stockholders for a vote, including any potential sale or merger of our Company.  This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our stockholders.

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

The Company historically has had no foreign currency exchange rate exposure related to its international licensing arrangements with FOODX and UCC because all sales of merchandise and supplies have been denominated in U.S. dollars.  However, its licensing agreements provide for royalties on licensee sales that are denominated in foreign currencies.  Although the agreements provide for the payments to be made relatively soon after the sales occur, Tully’s is subject to foreign currency risk on these sales royalties and anticipates that this risk will increase as these royalties grow in the future.  At September 29, 2002, the accrued receivable for these sales royalties was $28,000.  At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The supply and price of green coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of green coffee beans, the main commodity used in the Company’s business, the Company enters into U.S. dollar-denominated fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of October 31, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately$1,564,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is low. Such commitments are short-term in nature.

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

Under the new KCL credit facility described in Note 13 to the Condensed Consolidated Financial Statements, the Company borrows at an interest rate that is based upon the prime borrowing rate.   From time to time, the Company has other transactions and agreements that include provisions for interest at a variable rate.  Accordingly, the Company expects to be subject to fluctuating interest rates in the normal course of business during Fiscal 2003 and subsequent periods.

ITEM 4.  CONTROLS AND PROCEDURES

We have established and maintain disclosure controls and procedures and conclude these controls and procedures are effective based upon our evaluation as of a date within ninety days prior to the filing date of this Form 10-Q/A Quarterly Report.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

•             The Company granted options to purchase an aggregate of 100,000 shares of its common stock, which vest and become exercisable over a three-year period from the grant date, to two employees in consideration for services pursuant to the Company’s Amended and Restated 1994 Stock Option Plan (the “Plan”).  The Company granted options to purchase an aggregate of 2,500 shares of its common stock to four directors pursuant to the Plan at an exercise price of $0.01 per share in consideration for participation in board and board committee meetings.  These options were fully vested and exercisable from the time of grant.

•             The Company issued an aggregate of 68,074 shares of its common stock to two employees upon exercise of options with aggregate consideration to the Company of $700.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

(a)    The exhibits listed below are filed as part of this Amended Quarterly Report on Form 10-Q/A.

10.1

Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.2

General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.3

Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.4

Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.5

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

*              Filed herewith

(b)    Current Reports on Form 8-K

Form 8-K, dated October 24, 2002 - Item 9 - Regulation FD Disclosure.  The Company issued a letter to its stockholders that provided an update on recent business activities.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 11, 2003

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN

Kristopher S. Galvin
CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

CERTIFICATIONS PURSUANT TO18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 APPEAR ON THE FOLLOWING TWO PAGES

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Anthony J. Gioia, certify that:

1.             I have reviewed this amended quarterly report on Form 10-Q/A of Tully’s Coffee Corporation;

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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Anthony J. Gioia

Anthony J. Gioia
President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Kristopher S. Galvin, certify that:

1.             I have reviewed this amended quarterly report on Form 10-Q/A of Tully’s Coffee Corporation;

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

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Kristopher S. Galvin

Kristopher S. Galvin
Chief Financial and Accounting Officer