Form 10-Q
period 2002-12-29
TULLYS COFFEE CORP
filed 2003-02-12
CIK 944136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,409,188
(Title of Each Class)	Number of Shares Outstanding at January 31, 2002

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended December 29, 2002

Unless the context requires otherwise, as used in this report “Tully’s”, “Company”, “we”, “our” and “us” means Tully’s Coffee Corporation.

Statement About Forward-Looking Statements

We make forward–looking statements in this report that are subject to risks and uncertainties. These forward–looking statements include information about possible or assumed future results and performance of the Company and its plans and objectives. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward–looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and actual results or performance may differ materially from those expressed in our forward–looking statements.  Information regarding factors that could cause our actual results to differ materially from our expectations are included this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Results.”

You should not place undue reliance on these forward–looking statements.  Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 29, 2002	March 31, 2002
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$208	$1,684
Short-term investments	—	1,705
Accounts receivable, net of allowance for doubtful accounts of $139 and $349, respectively	1,599	1,071
Inventories	2,620	2,258
Prepaid expenses and other current assets	895	710
Total current assets	5,322	7,428
Property and equipment, net	18,811	20,297
Goodwill, net	554	3,572
Other intangible assets, net	1,038	1,120
Other assets	716	723
Total assets	$26,441	$33,140

Liabilities And Stockholders’ (Deficit) Equity

Current liabilities
Current portion of long-term debt	$265	$308
Current portion of capital lease obligations	182	—
Line of credit	1,272	—
Accounts payable	2,095	2,259
Accrued liabilities	3,080	3,018
Current portion of deferred licensing revenue	2,112	2,112
Total current liabilities	9,006	7,697
Long-term debt, net of current portion	890	26
Capital lease obligations	398	127
Deferred lease costs	1,370	2,225
Convertible promissory note, net of discount	2,788	2,703
Deferred licensing revenue, net of current portion	12,355	13,945
Total liabilities	26,807	26,723
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $38,446	34,483	34,483
Series B convertible preferred stock, no par value; 8,000,000 shares authorized; 4,990,709 issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,477	11,066	11,066
Common stock, no par value; 120,000,000 shares authorized; 16,409,188 and 16,320,613 shares issued and outstanding at December 29, 2002 and March 31, 2002, respectively	9,272	9,265
Deferred stock compensation	(163)	—
Additional paid-in capital	27,315	27,093
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(82,339)	(75,380)
Total stockholders’ (deficit) equity	(366)	6,417
Total liabilities and stockholders’ (deficit) equity	$26,441	$33,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended			Thirty-nine Week Periods Ended
	December 29, 2002	December 30, 2001		December 29, 2002	December 30, 2001
	(unaudited)			(unaudited)

Net sales	$13,037	$13,244		$38,927	$39,255
Cost of goods sold and related occupancy expenses	5,990	6,772		18,034	20,107
Store operating expenses	4,216	4,411		12,943	13,420
Other operating expenses	533	679		1,390	1,458
Marketing, general and administrative costs	2,244	2,387		7,457	7,763
Depreciation and amortization	884	1,153		2,991	3,645
Store closure and lease termination costs	—	226		—	1,085
Operating loss	(830)	(2,384)		(3,888)	(8,223)

Other income (expense)
Interest expense	(191)	(165)		(536)	(654)
Gain on sale of investments	—	2,589		14	2,589
Interest and other income	7	2		521	108
Loan guarantee fee expense	(29)	—		(29)	(216)
Total other income (expense)	(213)	2,426		(30)	1,827

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,043)	42		(3,918)	(6,396)

Income taxes	(1)	—		(23)	(2)
Income (loss) before cumulative effect of change in accounting principle	(1,044)	42		(3,941)	(6,398)
Cumulative effect of change in accounting principle	—	—		(3,018)	—

Net income (loss)	$(1,044)	$42		$(6,959)	$(6,398)

Net income (loss) per share - basic and diluted
Income (loss) before cumulative effect of change in accounting principle	$(0.06)	$	*	$(0.24)	$(0.39)
Cumulative effect of change in accounting principle	—	—		(0.18)	—
Net income (loss) per share - basic and diluted	$(0.06)	$	*	$(0.42)	$(0.39)
Weighted average shares used in computing basic and diluted net income (loss) per share	16,409	16,309		16,367	16,248

* Less than $0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-nine Week Periods Ended
	December 29, 2002	December 30, 2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,959)	$(6,398)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	3,018	—
Depreciation and amortization	2,991	3,645
Store closure and lease termination costs	—	835
Non-cash interest expense	329	424
Employee stock option compensation expense	59	179
Provision for doubtful accounts	75	—
Loan guarantee fee expense	29	209
Gain on sale of investments	(14)	(2,589)
Changes in assets and liabilities:
Accounts receivable	(603)	(361)
Inventories	(363)	2,144
Prepaid expenses and other assets	(156)	94
Accounts payable	(164)	(4,145)
Accrued liabilities	(2)	(1,299)
Deferred lease costs	35	126
Deferred licensing revenue	(1,533)	14,487
Net cash (used in) provided by operating activities	(3,258)	7,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(702)	(3,141)
Additions to intangible assets	—	(12)
Proceeds from sale of investments	1,829	2,709
Related party notes receivable	100	—
Payment received on related party notes receivable	(100)	—
Net cash provided by (used in) investing activities	1,127	(444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line of credit	1,272	(5,500)
Payments on long-term debt and capital lease obligations	(625)	(525)
Proceeds from related party notes payable	—	900
Payments on related party notes payable	—	(1,250)
Note receivable from stockholder	—	601
Proceeds from exercise of common stock options	1	3
Proceeds from exercise of common stock warrants	7	—
Net cash provided (used in) financing activities	655	(5,771)

Net (decrease) increase in cash and cash equivalents	(1,476)	1,136
Cash and cash equivalents at beginning of period	1,684	408
Cash and cash equivalents at end of period	$208	$1,544

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$748	$—
Issuance of common stock in payment of liability	—	280
Available-for-sale securities received for deferred licensing revenue		1,771
Equipment purchased through accounts payable	—	2,390
Insurance premiums financed through note payable	289	304

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein.  Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen and thirty-nine week periods ended December 29, 2002, and December 30, 2001, respectively, are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for Fiscal 2002 included in our annual report on Form 10-K, as amended, SEC File No. 0-26829, for the fiscal year ended March 31, 2002.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (SFAS 148).  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The provisions of SFAS 148 will be effective for fiscal years ending after December 15, 2002.  The Company is currently evaluating the implications of adoption of SFAS 148.

Adoption of Accounting Standard

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”  (“SFAS 142”), was issued by the FASB in June 2001.  The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and Tully’s was required to adopt it for Fiscal 2003.  Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of fifteen years.  Upon adoption of SFAS 142, the Company ceased amortization of goodwill thereby eliminating approximately $89,000 and $266,000 in amortization expense for the thirteen-week period ended December 29, 2002 (“Third Quarter 2003”) and thirty-nine week period ended December 29, 2002 compared to the same periods in Fiscal 2002, respectively.

SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied.  During the thirteen-week period ended September 29, 2002 (“Second Quarter 2003”), Tully’s completed an impairment evaluation of its goodwill as of April 1, 2002, and determined that a non-cash impairment charge of $3,018,000 should be recorded.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (see Note 5).

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2.                   Liquidity

For Third Quarter 2003 and the thirty-nine week period ended December 29, 2002, the Company had a loss (before the cumulative effect of change in accounting principle, discussed in Note 5) of $1,044,000 and $3,941,000, respectively, as compared with a profit of $42,000 and a loss of $6,398,000 for the comparable periods in Fiscal 2002.  The impairment charge recorded as the cumulative effect of change in accounting for goodwill did not affect the Company’s cash flow or liquidity.

The Company’s cash operating activities used $1,350,000 of cash during Third Quarter 2003, and used $3,258,000 of cash during the thirty-nine week period ended December 29, 2002.  The Company ended Third Quarter 2003 with $208,000 in cash and cash equivalents.  Working capital deficit increased at December 29, 2002 to $3,684,000 as compared to a working capital deficit of $269,000 at March 31, 2002.  Cash and cash equivalents decreased by $1,476,000 during the thirty-nine week period ended December 29, 2002.  Because the Company principally operates as a “cash business,” it generally does not require a significant investment in working capital.  Further, Company management has placed increased emphasis on management of the Company’s investment in inventory and accounts receivable.  As a result, the Company typically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents).  Tully’s expects that its investment in accounts receivable will grow in proportion to sales growth in its Wholesale and International divisions, and inventory levels typically increase during the spring due to coffee crop seasonality and to a lesser degree during the autumn due to holiday seasonal merchandise.  Operation with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to deal with its short-term needs and unanticipated business developments and increases the Company’s dependence upon additional financing activities.

During the thirty-nine week period ended December 29, 2002 the Company closed four stores that did not meet the Company’s performance criteria, and is continuing to evaluate store locations and operations to determine if closure, downsizing or relocation of certain stores that do not meet performance objectives is necessary.  The Company is taking other actions to reduce negative cash flow from operations, including implementing programs to improve sales through new product offerings and retail marketing programs, revising operational procedures and the expansion of its Wholesale division.

On November 1, 2002, the Company entered into a new credit facility with the lessor of its headquarters, roasting plant and distribution facility, Kent Central LLC (“KCL”), which is secured by substantially all of the Company’s assets and guaranteed by certain directors and stockholders of the Company (the “financial backers” or “guarantors”), as described in Note 8.  The KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003.  The terms of the credit facility, and a related agreement among the Company and the guarantors, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  The KCL credit facility does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to KCL’s reasonable consent, and the Company would need to obtain the consent of the guarantors for this additional facility.  The additional facility may be secured by the Company’s accounts receivable and inventory, and KCL would have a subordinated interest in that collateral.   The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

The Company believes that the combination of cash and cash equivalents at December 29, 2002, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003.  In order to fund unanticipated operating requirements in excess of the Company’s Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital.  The Company expects that additional sources of funding will be required in subsequent periods to meet operating requirements, fund capital expenditures, and fund repayment of debt and other long-term obligations.  The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships.  Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital, but the Company has not identified or obtained specific sources of long-term funding.  The inability of the Company to secure additional capital on reasonable terms, if at all, during the remainder of Fiscal 2003 or subsequent periods could adversely affect our business, operating results and financial condition.

If the Company is unable to secure the additional secured borrowing or other sources of capital are unavailable, or are available only on a limited basis or under unsatisfactory terms, then the Company would be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and to reduce or discontinue its investments in store improvements, new customers and new products.  In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale territories or international contract interests) and might be unable to take advantage of business opportunities or respond to competitive pressures.  Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets.  The Company has previously disposed of only underperforming store locations, but might be required to dispose of its better-performing locations in order to obtain a significant amount of sales proceeds.  The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to the Company, and the sale of better-performing locations or other income-producing assets could adversely affect the Company’s future operating results and cash flows.  The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for liquidation preferences, and the Series B Preferred stock is junior to the Series A Preferred Stock and to a stated dollar amount of liquidation preference for the holders of common stock.  If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts available for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

3.                   Inventories

Inventories consist of the following (dollars in thousands):

	December 29, 2002	March 31, 2002
	(unaudited)
Coffee
Unroasted coffee	$1,138	$531
Roasted coffee	446	657
Other goods held for sale	512	568
Packaging and other	524	502
Total	$2,620	$2,258

As of December 29, 2002, the Company had approximately $762,000 in fixed–price purchase commitments for green coffee.  Additionally, the Company is negotiating contracts for delivery in Fiscal 2004 expected to total approximately $2,700,000.

4.                   Short-term Investments

Short-term investments at March 31, 2002 consisted of shares of FOODX GLOBE Co., Ltd. (“FOODX”) (formerly known as Tully’s Coffee Japan) common stock.  During the thirteen-week period ended December 30, 2001, Tully’s sold 540 shares of FOODX stock for net proceeds of $2,709,000 and realized a gain of $2,589,000 on these sales.  During the thirteen-week period ended June 30, 2002 (“First Quarter 2003”), the Company sold 493 shares of FOODX stock for net proceeds of $1,813,000 and a realized gain of $27,000.  During Second Quarter 2003, the Company sold its remaining 5 shares of FOODX common stock for net proceeds of $16,000 and a realized loss of $13,000 (See Notes 7 and 12).

5.                   Goodwill

During the Second Quarter 2003, the Company adopted the full provisions of SFAS 142.  SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied.  During Second Quarter 2003, Tully’s performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of April 1, 2002 related to the Company’s Retail division operations in California and Oregon.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003.  The change in carrying amount of goodwill as of April 1, 2002 is as follows (in thousands):

Balance as of March 31, 2002	$3,572
Transition impairment adjustment recorded as the cumulative effect of a change in accounting principle as of April 1, 2002	(3,018)

Balance as of December 29, 2002	$554

Under SFAS 142, goodwill is no longer amortized.  In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003.  Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	Thirteen-Week Periods Ended				Thirty-nine-Week Periods Ended
	December 29, 2002	December 30, 2001			December 29, 2002	December 30, 2001
	(unaudited)
	(dollars in thousands, except per share data)
Net income (loss):
Reported net income (loss)	$(1,044)		$42		$(6,959)	$(6,398)
Add back goodwill amortization	—	62			—	185
Adjusted net income (loss)	$(1,044)		$104		$(6,959)	$(6,213)

Basic and diluted income (loss) per share:
Reported income (loss) per share	$(0.06)	$		**	$(0.43)	$(0.39)
Goodwill amortization	—			**	—	0.01

Adjusted basic and diluted income (loss) per share	$(0.06)	$		**	$(0.43)	$(0.38)

**          Amounts are less than $0.01.

Amortizable intangible assets at December 29, 2002 totaled $1,038,000 net of accumulated amortization of $414,000.  Amortization expense for the Third Quarter 2003 and thirty-nine week periods ended December 29, 2002, was approximately $30,000 and $83,000, respectively.

6.                   Related Party Notes Receivable

In May 2002, the Company loaned an aggregate of $100,000 to its newly hired chief executive officer under non-interest bearing notes in accordance with the terms of his employment agreement.  The notes were repaid in full during December 2002 pursuant to an amendment to the employment agreement.

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

The Company has license and supply agreements with FOODX Globe Co. Ltd. (“FOODX”), previously known as Tully’s Coffee Japan.  During August 2002, Tully’s Coffee Japan changed its name as part of a strategy to operate multiple restaurant strategies, including Tully’s Coffee stores in Japan.  Under the license agreement, as amended in Fiscal 2002, FOODX has the right to use the Tully’s trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales.  FOODX is required to pay licensing fees to the Company based upon the franchised store revenues.  The supply agreement, as amended during Fiscal 2002, allows FOODX to roast Tully’s coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements.  FOODX is required to pay a fee to the Company based upon the volume of coffee roasted in Japan.  FOODX commenced coffee roasting in Japan during First Quarter 2003.

In consideration, and in connection with the formation of FOODX, the Company received 824 shares of FOODX stock.  On October 1, 2001, the Company received $4,200,000 in cash and 300 additional shares of FOODX common stock (valued at $1,771,000 on that date) in connection with the amendment of its supply agreement with FOODX.  The Company accounted for the October 1, 2001 payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over fifteen years, the estimated life of the agreement.

In Second Quarter 2003, the Company assigned its intellectual property rights outside of the United States relating to its Spinelli brand, including the trademarks and related goodwill, to Spinelli Pte. Ltd. (“SPL”), the licensee of the Company’s Spinelli brand in Singapore and Taiwan.  Under the agreement, SPL agreed to pay $500,000 to the Company.  The Company received $250,000 from SPL during Second Quarter 2003, and expects to receive the balance of the purchase price in March 2003.  The Company retains certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan.  The $500,000 purchase price, less approximately $40,000 of costs, was reported as “other income” in Second Quarter 2003.

8.                   Line of Credit and Long-term Debt

On November 1, 2002, the Company entered into a new credit facility secured by substantially all of the Company’s assets and guaranteed by certain directors and shareholders of the Company).  The lender, KCL, is also lessor of the building that houses the Company’s headquarters, roasting plant and distribution facility, under a ten-year lease which expires in May 2010.  The parties agreed to amend this lease in connection with the establishment of the new credit facility.  When the Company first occupied this facility in Fiscal 2001, the lessor funded $1,000,000 of tenant improvements to the facility, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments.  As a result, in Fiscal 2001 the Company recorded this $1,000,000 amount as a deferred lease cost liability, and has been amortizing this liability as rent was paid.  Under the provisions of the new KCL credit facility and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the credit facility and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.  In addition, the amended lease provides that the lessor may, at its option, terminate the lease prior to the expiration of its term by giving the Company 150 days written notice of termination.  Although the lessor has listed the property for sale or lease, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the amended lease.  However, if the lessor were to terminate the lease prior to the expiration of its term, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,342,000 at December 29, 2002.

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

In consideration for providing the guaranties, the Company will issue warrants to the guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month.  If the Company were to fully borrow to the limit of the guaranties, the Company would issue warrants exercisable for an aggregate of 740,640 shares of common stock annually.  The Company is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants.  In January 2003, the Company issued warrants to purchase 104,924 shares of common stock to the guarantors in consideration for the guaranties during Third Quarter 2003.  The Company also has agreed to indemnify the guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of KCL).

9.                   Stockholders’ (Deficit) Equity

Options

The Company records deferred compensation for the difference between the exercise price for the options and the estimated market price for its common stock at the time of grant as established by the Company’s board of directors, and is amortizing the deferred stock compensation over the three year vesting period of the options.  During Third Quarter 2003, the Company granted no options to purchase shares of common stock to employees.  Third Quarter 2003, deferred stock compensation is summarized as follows:

Deferred Stock Compensation
(dollars in thousands, except share data)

Deferred Stock Compensation at September 29, 2002	$180

Less amount recognized as stock option expense in Third Quarter 2003	(17)

Deferred Stock Compensation at December 29, 2002	$163

Warrants

The Company had warrants outstanding to purchase 7,586,047 and 7,825,676 shares of common stock as of December 29, 2002 and December 30, 2001, respectively, at exercise prices ranging from $0.01 to $0.33 per share.  The weighted average exercise price of these warrants is $0.28 per share.

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

During the fourth quarter of Fiscal 2002, the Company realigned into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order sales, and (3) its International division, which sells products and materials to the Company’s international licensees and manages the international licensing of the Tully’s brand and the related royalty programs.  The previously reported amounts for the thirteen-week period ended December 30, 2001 (“Third Quarter 2002”) and the thirty-nine week period ended December 30, 2001 have been reclassified to reflect this realignment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s annual consolidated financial statements in the Fiscal 2002 Form 10-K, as amended.  The tables below present information by operating segment:

	Thirteen-Week Periods Ended		Thirty-nine-Week Periods Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
	(unaudited) (dollars in thousands)
Net sales
Retail division	$10,283	$10,544	$30,605	$31,839
Wholesale division	1,608	1,371	4,400	3,983
International division	1,146	1,329	3,922	3,433
Total net sales	$13,037	$13,244	$38,927	$39,255

Operating income/(loss)
Retail division (1)	$610	$(169)	$1,278	$(1,138)
Wholesale division	243	(71)	648	99
International division	774	740	2,380	1,889
Corporate and other expenses	(2,457)	(2,915)	(8,194)	(8,954)
Interest and other, net (2)	(213)	2,457	(30)	1,708

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(1,043)	$42	$(3,918)	$(6,396)

Depreciation and amortization
Retail division	$637	$831	$2,141	$2,478
Wholesale division	36	52	112	214
International division	**	**	**	**
Corporate and other expenses	211	270	738	953

Total depreciation and amortization	$884	$1,153	$2,991	$3,645

**          Amounts are less than $1,000.

(1)          For the Third Quarter 2002 and thirty-nine week periods ended December 30, 2001, the Retail division includes $226,000 and $1,085,000, respectively, for costs related to the closure of stores and termination of store leases.

(2)          Amounts include gains on sales of FOODX stock of $2,589,000 and $2,532,000 for the Third Quarter 2002 and thirty-nine week periods ended December 30, 2001, respectively, and $14,000 for the thirty-nine week period ended December 29, 2002.

11.            Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock.  These instruments may have a dilutive effect on the calculation of earnings or loss per share.  As of December 29, 2002 and December 30, 2001, there were outstanding shares of convertible stock, convertible debt, and options and warrants convertible into or exercisable for an aggregate of 33,069,608 and 31,698,836 shares of common stock, respectively.  All such instruments were excluded from the computation of diluted loss per share for Third Quarter 2003 and the thirty-nine-week periods ending December 29, 2002 and December 30, 2001, because the effect of these instruments on the calculation would have been antidilutive.  The effect of these instruments on the computation of diluted income per share for Third Quarter 2002 was less than one cent per share.

12.            Comprehensive Loss

Other comprehensive loss consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities.

	Thirteen-Week Periods Ended		Thirty-nine Week Periods Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
	(unaudited)
	(dollars in thousands)
Net income (loss)	$(1,044)	$42	$(6,959)	$(6,398)
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities arising during the period	—	—	124	—
Reclassification adjustment for net losses (gains) realized in earnings	—	—	(14)	—
	—	—	110	—
Total comprehensive income (loss)	$(1,044)	$42	$(6,849)	$(6,398)

Because of the Company’s net operating losses, no tax expense (benefit) has been allocated to other comprehensive income (loss).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Litigation Reform Act of 1995

We believe that certain statements herein, including those related to anticipated store openings, planned capital expenditures, and trends in or expectations regarding the Company’s operations, liquidity and capital resources, constitute “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw material prices and availability, successful execution of strategies and plans, the impact of competition, general economic conditions, the popularity of specialty coffee due to consumer trends, health factors or other issues, as well as other risk factors as described more fully below in “Factors That May Affect Our Future Results.” The cautionary statements made in this section and elsewhere in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2002 Annual Report on Form 10-K, as amended.  This analysis is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.

OVERVIEW

Tully’s fiscal year ends on the Sunday closest to March 31. The Company records its sales and expenses on a 52-53 week period.  The fiscal years ending April 1, 2001 (“Fiscal 2001”), March 31, 2002 (“Fiscal 2002”) and March 30, 2003 (“Fiscal 2003”) have 52 weeks.  The fiscal year ending March 29, 2004 (“Fiscal 2004”) will have 52 weeks.  The third quarter in Fiscal 2003 was a thirteen-week period ending December 29, 2002 (“Third Quarter 2003”) and the corresponding period in Fiscal 2002 was a thirteen-week period ending December 30, 2001 (“Third Quarter 2002”).

Tully’s derives its net sales from (1) its Retail division, which operates retail stores in Washington, Oregon, California and Idaho, (2) its Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and (3) its International division, which sells Tully’s-branded products to its international licensees and receives royalty and licensing fees from those international licensees.  For Third Quarter 2003, Tully’s derived approximately 78.9% of net sales from its Retail division as compared to 79.6% of total net sales for Third Quarter 2002.

During Fiscal 2003, the Company will continue to focus primarily on (i) improving the operations of its existing retail stores, including expansion of the merchandise offered in the stores, (ii) expanding its Wholesale division sales and International division licensee opportunities, and (iii) managing its costs more effectively.  In the thirty-nine week period ended December 29, 2002, the Company introduced Tully’s Premium Softened Ice CreamTM into 63 Tully’s stores.  This product line features premium soft-serve vanilla bean and Tully’s espresso flavor ice cream, and supports an expanded menu including cones, sundaes, cold beverages and other items.  Tully’s also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels.  It is the Company’s belief that expanded product mix and broader distribution will help Tully’s reach prospective customers that do not currently buy the Company’s products, and increase the frequency and size of customer purchases.

Comparable store sales started to decline during the first half of Fiscal 2002 and this continued into Fiscal 2003 (comparable stores are stores open for the full period in both the current and comparative prior year periods).  Management believes that the comparable store sale decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition from other specialty coffee and treat destination retail stores, (iii) customers purchasing Tully’s ground coffee through supermarkets instead of Tully’s retail stores as the result of expanded Tully’s presence in the supermarket segment, (iv) an increased operational emphasis on improving gross profits, rather than sales growth and (v) limited product innovation and marketing during Fiscal 2002 and early 2003.  Although management believes that the weak economy and continuing focus on gross profits are continuing to adversely affect sales, the Company has started to reemphasize product innovation (including the introduction of Tully’s Premium Softened Ice Cream) and consumer-oriented marketing.  Management believes that this new emphasis is beginning to deliver positive trends in comparable store sales as demonstrated by the comparable store sales percentages during the past 21 months set forth in the following graph:

The Company opened a new store on January 31, 2003, but does not expect any other new stores in Fiscal 2003.  The Company regularly reviews the operating results of its stores, and from time to time will identify stores that do not meet its financial expectations.  Such stores are evaluated for possible closure, downsizing or relocation.  The Company closed one such store in First Quarter 2003, two stores during Second Quarter 2003 and another in Third Quarter 2003, for a fiscal year-to-date total of four as of December 29, 2002.

RESULTS OF OPERATIONS

Thirteen-Week Period Ended December 29, 2002 Compared With The Thirteen-Week Period Ended December 30, 2001

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Thirteen-Week Periods Ended
	December 29, 2002	December 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expenses	45.9%	51.1%
Store operating expenses	32.3%	33.3%
Other operating expenses	4.1%	5.2%
Marketing, general and administrative costs	17.2%	18.0%
Depreciation and amortization	6.8%	8.7%
Store closure and lease termination costs	**	1.7%
Operating loss	(6.4)%	(18.0)%

Other income (expense)
Interest expense	(1.5)%	(1.2)%
(Loss) gain on sale of investments and assets	**	19.5%
Interest and other income	0.1%	**
Loan guarantee fee expense	(0.2)%	**
Total other income (expense)	(1.6)%	18.3%

Income (loss) before income taxes	(8.0)%	0.3%

Income taxes	**	**
Net income (loss)	(8.0)%	0.3%

**                                  Less than 0.1%

Net Sales

Total net sales for Third Quarter 2003 decreased 1.6% to $13,037,000 from $13,244,000 for the prior year period.  Retail sales decreased 2.5% to $10,283,000 from $10,544,000 due primarily to operating fewer retail stores during Third Quarter 2003.  Comparable store sales increased 0.4% for Third Quarter 2003 compared to the prior year period, reflecting the factors previously described above.  The Company ended the period with 100 Company–operated stores in the United States compared to 107 at December 30, 2001.

Wholesale division net sales increased $237,000 or 17.3% to $1,608,000 for Third Quarter 2003 from $1,371,000 for Third Quarter 2002.  The increase was due primarily to increased supermarket and food service sales.  The Wholesale division accounted for 12.3% of net sales for Third Quarter 2003 compared to 10.4% in Third Quarter 2002.

Net sales for the International division decreased 13.8% to $1,146,000 for the Third Quarter 2003, compared to $1,329,000 for the prior year period.  The increase in license and royalty revenue of $91,000 was offset by a $274,000 decrease in sales of coffee, equipment and supplies by the Company to FOODX as a consequence of the licensee sourcing more items in Japan.  International division sales accounted for 8.8% of net sales for Third Quarter 2003 compared to 10.0% in Third Quarter 2002.

Cost of Goods Sold and Operating Expenses

As a percentage of net sales, cost of goods sold and related occupancy expenses decreased to 45.9% for the Third Quarter 2003 from 51.1% for Third Quarter 2002.  This decrease in cost of goods sold and the corresponding improvement in gross margins were primarily due to (a) changes in the sales mix, including a higher proportion of the sales revenue growth higher-margin International division royalties and licensing fees but less international product sales and (b) lower retail division cost of goods sold and related occupancy expenses to sales from (i) the consolidation of the Company’s vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels (iii) improved inventory controls including better management of perishable inventories and supplies, and (iv) the elimination of occupancy costs on under performing stores closed during the previous twelve months.  Cost of goods sold and related occupancy expenses for Third Quarter 2003 decreased 11.5% to $5,990,000 from $6,772,000 for the comparable prior year period.

Store operating expenses for the Third Quarter 2003 decreased 4.4% to $4,216,000 from $4,411,000 for the prior year period. This decrease was primarily due to operating seven fewer stores during the entire Third Quarter 2003 than during Third Quarter 2002, partially offset by increased labor and other expenses from operating stores during the Third Quarter 2003.  As a percentage of net sales, store operating expenses decreased to 32.3% for the Third Quarter 2003 compared to 33.3% for Third Quarter 2002.

Other operating expenses (expenses associated with all operations other than Company-owned retail stores) decreased to $533,000 for the Third Quarter 2003 from $679,000 for the prior year period.  This was due to decreased costs in the International Division, and decreased labor expenses in the Wholesale Division.

Marketing, general and administrative costs and related non-cash stock option compensation expense for the Third Quarter 2003 decreased by 6.0% to $2,244,000 compared to $2,387,000 for the prior year period, reflecting efforts to reduce such costs.  As a percent of sales, marketing, general and administrative costs and related non-cash stock option compensation expense for Third Quarter 2003 decreased to 17.2% compared to 18.0% for the prior year period.

Depreciation and amortization for the Third Quarter 2003 was $884,000 compared to $1,153,000 for the prior year period.  This decrease in the current period is due to operating fewer stores during Third Quarter 2003, the reduction in depreciation for stores for which depreciable assets were reduced in Fiscal 2002 under the provisions of SFAS 121, and the effects of adopting SFAS 142, resulting in no goodwill amortization compared to amortization of $62,000 in Third Quarter 2002.

There were no significant store closure and lease termination costs during the Third Quarter 2003.  This compares to $226,000 recognized in Third Quarter 2002 when a decision was made to close a group of stores.

Other Income and Expense

During Third Quarter 2003, the Company commenced borrowing under its new credit line, as described in Note 8 to the Condensed Consolidated Financial Statements.  Interest on this debt and interest on new capital lease obligations established during Fiscal 2003, offset by interest savings from debt repaid in the previous fifteen months, resulted in a $26,000 increase in interest expense for Third Quarter 2003 compared to the same period in the previous year.  Non-cash loan guarantee fees of $29,000 were also incurred in Third Quarter 2003 as a consequence of the new credit line.   During Third Quarter 2002, the Company sold a portion of its FOODX stock and realized gains of $2,589,000 as described in Note 4 to the Condensed Consolidated Financial Statements.  No such sale of stock occurred in Third Quarter 2003.

Net Loss

As a consequence of the aforementioned improvements in the relative amounts of cost of goods sold, occupancy expense and operating expenses, offset partially by the effects from the decline in sales, the Company’s operating loss decreased by 65.2% to $(830,000) for Third Quarter 2003 as compared to $(2,384,000) in Third Quarter 2002, an improvement of $1,554,000.  The improved operating results were more than offset by the higher interest and loan guarantee costs in Third Quarter 2003 and no realized gains from investment sales in Third Quarter 2003 compared to a gain of $2,589,000 on FOODX stock sold in Third Quarter 2002.  As a result, that the Company had a net loss of $(1,044,000) for Third Quarter 2003 compared to net income of $42,000 in Third Quarter 2002.  Because of the Company’s net operating losses, no tax benefit has been recognized in either period.

Thirty-nine Week Period Ended December 29, 2002 Compared With The Thirty-nine Week Period Ended December 30, 2001

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of sales.

	Thirty-nine Week Periods Ended
	December 29, 2002	December 30, 2001
Net sales	100.0%	100.0%
Cost of goods sold and related occupancy expense	46.3%	51.2%
Store operating expenses	33.2%	34.2%
Other operating expenses	3.6%	3.7%
Marketing, general and administrative costs	19.2%	19.7%
Depreciation and amortization	7.7%	9.3%
Store closure and lease termination costs	—	2.8%
Operating loss	(10.0)%	(20.9)%

Other income (expense)
Interest expense	(1.4)%	(1.7)%
Gain on sale of investments	**	6.6%
Interest and other income	1.3%	0.3%
Loan guarantee fee expense	(0.1)%	(0.6)%
Total other income (expense)	(0.1)%	4.6%

Loss before income taxes and cumulative effect of change in accounting principle	(10.1)%	(16.3)%

Income taxes	**	**
Cumulative effect of change in accounting principle	(7.8)%	**
Net loss	(17.9)%	(16.3)%

**                                  Less than 0.1%

Net Sales

Total net sales for the thirty-nine week period ended December 29, 2002 decreased 0.8% to $38,927,000 from $39,255,000 for the comparable prior year period.  Retail sales decreased 3.9% to $30,605,000 from $31,839,000 due primarily to operating fewer retail stores during entire thirty-nine week period ended December 29, 2002, and a comparable store sales decrease of 1.2% for the thirty-nine week period ended December 29, 2002 compared to the prior year period resulting from the factors described above.

Wholesale division net sales increased $417,000 or 10.5% to $4,400,000 for the thirty-nine week period ended December 29, 2002 from $3,983,000 for the period ended December 30, 2001.  The increase was due primarily to new supermarket and food service accounts, partially offset by declines in office coffee service sales.  Wholesale division sales channel accounted for 11.3% of net sales for thirty-nine week period ended December 29, 2002 compared to 10.1% for the comparable period ended December 30, 2001.

Net sales for the International division increased 14.2% to $3,922,000 for the thirty-nine week period ended December 29, 2002, compared to $3,433,000 for the prior year period.  Growth of license royalties from FOODX and roasting fees accounted for $246,000 of the increase.  International licensing fees, on an amortized basis, accounted for another $243,000 of the increase and resulted from the timing of the inception of these agreements in Fiscal 2002.  International division sales accounted for 10.1% of net sales for the thirty-nine week period ended December 29, 2002 compared to 8.7% for the comparable period ended December 30, 2001.

Cost of Goods Sold and Operating Expenses

As a percentage of net sales, cost of goods sold and related occupancy expenses decreased to 46.3% for the thirty-nine week period ended December 29, 2002 from 51.2% for the same period ended December 30, 2001.  This decrease was primarily due to the greater relative sales revenue growth from higher-margin International division royalties and licensing fees as compared to the Wholesale and Retail divisions and the continued results from (i) the consolidation of the Company’s vendors and negotiations for improved quality and lower costs, (ii) reduced costs of green coffee from improved buying practices and lower market price levels and (iii) improved inventory controls including better management of perishable inventories and supplies.  As a result of this improvement in gross margin, and partly due to the reduction in occupancy costs after the closure of under performing stores, costs of goods sold and related occupancy expenses for the thirty-nine week period ended December 29, 2002 decreased 10.3% to $18,034,000 from $20,107,000 for the prior year period.

Store operating expenses for the thirty-nine week period ended December 29, 2002 decreased 3.6% to $12,943,000 from $13,420,000 for the prior year period. This decrease was primarily due to operating fewer stores during the thirty-nine week period ended December 29, 2002 compared to the same period ended December 30, 2001, partially offset by increased labor and other expenses from operating stores during the current period (due in part to increased costs associated with the introduction of new products.)  As a percentage of net sales, store operating expenses decreased to 33.2% for the thirty-nine week period ended December 29, 2002 compared to 34.2% for the comparable period ended December 30, 2001.

Other operating expenses (expenses associated with all operations other than Company-owned retail stores) decreased to $1,390,000 for the thirty-nine week period ended December 29, 2002 from $1,458,000 for the prior year period.  As a percentage of net sales, other operating expenses remained consistent at 3.6% for the thirty-nine week period ended December 29, 2002 compared to 3.7% for the comparable period ended December 30, 2001.

Marketing, general and administrative costs and related non-cash stock option compensation expense for the thirty-nine week period ended December 29, 2002 decreased 3.9% to $7,457,000 from $7,763,000 for the prior year period.  As a percentage of net sales, marketing, general and administrative costs decreased to 19.2% for the thirty-nine week period ended December 29, 2002 compared to 19.7% for the same period ended December 30, 2001, due primarily to the amendment to the terms of the sponsorship agreement and the decrease in non-cash stock option compensation expense.

Depreciation and amortization for the thirty-nine week period ended December 29, 2002 was $2,991,000 compared to $3,645,000 for the prior year period.  This decrease in the current period is due to operating fewer stores during the thirty-nine week period ended December 29, 2002, the reduction in depreciation for stores for which depreciable assets were reduced in Fiscal 2002 under the provisions of SFAS 121, and the effects of adopting SFAS 142, resulting in no goodwill amortization compared to amortization of $189,000 in the thirty-nine week period ended December 30, 2001.

During the thirty-nine week period ended December 29, 2002, the Company closed four stores, but there were no significant store closure or lease termination costs incurred in Fiscal 2003 related to the closure of these four stores.  During the thirty-nine week period ended December 30, 2001, store closure and lease termination costs of $1,085,000 were recognized as the consequence of a decision to close a group of stores in Fiscal 2002.

Other Income and Expense

Interest expense under the new KCL credit line and interest under new capital lease obligations established during Fiscal 2003 were less than the interest incurred under other debt that was repaid during Fiscal 2002 so that there was a $118,000 decrease in interest expense for the thirty-nine week period ended December 29, 2002 compared to the same period in the previous year.  Non-cash loan guarantee fees related to the new credit line were less than the guarantee fees associated with the borrowing facilities repaid in Fiscal 2002, so that loan guarantee fee expense declined by $187,000 for the thirty-nine week period ended December 29, 2002 compared to the same period in the previous year.  As the result of the agreement with Spinelli Pte. Ltd (see Note 7 to the Condensed Consolidated Financial Statements), the Company recognized a net gain of $460,000 that is included in other income for the thirty-nine week period ended December 29, 2002 without a comparable gain in the same period of the prior year.

During the thirty-nine week period ended December 29, 2002 the Company sold the remainder of its investment in FOODX stock and realized a gain of $14,000 compared to the $2,589,000 gain from such investment sales during the thirty-nine week period ended December 30, 2001 (see Note 4 to the Condensed Consolidated Financial Statements).

Cumulative Effect of Change in Accounting Principle

During the thirty-nine week period ended December 29, 2002, the Company adopted the full provisions of SFAS 142.  During Second Quarter 2003, Tully’s performed an evaluation of its goodwill as of April 1, 2002, and determined that an impairment charge of $3,018,000 should be recorded related to the Company’s Retail division operations in California and Oregon.  As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003, and therefore is included in the results for the fiscal year to date.  See Note 5 to the Condensed Consolidated Financial Statements.

Net Loss

As a consequence of the aforementioned improvements in the relative amounts of cost of goods sold, occupancy expense and operating expenses and the decrease in store closure and lease termination costs, offset partially by the effects from the decline in sales, the Company’s operating loss decreased by 53% to $(3,888,000) for the thirty-nine week period ended December 29, 2002 as compared to $(8,223,000) in the thirty-nine week period ended December 30, 2001, which represents an improvement of $4,335,000.

This improvement in operating loss, lower interest expense and loan guarantee costs, and the gain from the Spinelli Pte. Ltd transaction, were more than offset by the $2,575,000 reduction in the realized gain from sales of FOODX stock for the thirty-nine week period ended December 29, 2002 compared to the prior year period and the $3,018,000 non-cash impairment charge for the cumulative effect of a change in accounting for goodwill under SFAS 142 recognized in the thirty-nine week period ended December 29, 2002.  As a result, the Company had a net loss of $(6,959,000) for the thirty-nine week period ended December 29, 2002 compared to a net loss of $(6,398,000) for the thirty-nine week period ended December 30, 2001.  Because of the Company’s net operating losses, no tax benefit has been recognized in either period.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended the period at December 29, 2002 with $208,000 in cash and cash equivalents. Working capital deficit increased at December 29, 2002 to $3,684,000 as compared to a working capital deficit of $269,000 at March 31, 2002.  Cash and cash equivalents decreased by $1,476,000 during the thirty-nine week period ended December 29, 2002.  Because the company principally operates as a “cash business” it generally does not require a significant investment in working capital.   Further, Company management has placed increased emphasis on management of the Company’s investment in inventory and accounts receivables.  As a result, the Company typically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents).  Tully’s expects that its investment in accounts receivable will grow in proportion to sales growth in its Wholesale and International divisions, and inventory levels typically increase during the spring due to coffee crop seasonality and to a lesser degree during the autumn due to holiday seasonal merchandise.  Operation with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with less immediately available resources to deal with its short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

Cash used in operating activities for the thirty-nine week period ended December 29, 2002 was $3,258,000 compared to $7,351,000 cash provided by operating activities in the thirty-nine week period ended December 30, 2001 (which included $16,200,000 cash provided by its international licensees as described in Note 7 to the Condensed Consolidated Financial Statements).  The Company’s cash used in operating activities during the thirty-nine week period ended December 29, 2002 includes seasonal inventory increases of $363,000 and an increase in accounts receivable balances of $603,000 (including $250,000 from the Spinelli agreement; see Note 7 to the Condensed Consolidated Financial Statements).

Cash provided by investing activities for the thirty-nine week period ended December 29, 2002 totaled $1,127,000.  This includes net cash proceeds of approximately $1,829,000 from the sale of the Company’s remaining shares of stock of its Japanese licensee, and were partially offset by cash capital expenditures of $702,000 for property and equipment during the thirty-nine week period ended December 29, 2002.

Cash provided by financing activities for the thirty-nine week period ended December 29, 2002 totaled $655,000.  These activities included repayment of $625,000 on long-term debt and capital leases.  These repayments were offset by net borrowings of $1,272,000 under the new credit facility, and $8,000 received from the exercise of stock options and warrants.

The Company has fixed-price purchase commitments with certain of its vendors to maintain the supply of green coffee and stabilize its costs of goods sold.  As of December 29, 2002, the Company had fixed price inventory purchase commitments for green coffee remaining for delivery in Fiscal 2003 totaling approximately $762,000, and was negotiating contracts for delivery in Fiscal 2004 expected to total approximately $2,700,000.  The Company believes that the risk of non-delivery on these purchase commitments is low.

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

Cash requirements for the remainder of Fiscal 2003, other than normal operating expenses and the commitments described above, are expected to consist primarily of capital expenditures for fixtures and equipment related to the introduction of new products into Tully’s stores, equipment and accounts receivable related to sales growth of the Wholesale division, roasting plant equipment, limited remodeling of current stores, and the development of one new store that opened January 31, 2003.  Management expects total Fiscal 2003 capital expenditures will be approximately $1,100,000 in addition to approximately $1,200,000 of roasting plant and store fixtures and equipment that are expected to be provided through operating or capital leases.  During the thirty-nine week period ended December 29, 2002, the Company has entered into capital leases totaling approximately $723,000 for equipment related to the introduction of Tully’s Premium Softened Ice Cream.

On November 1, 2002, the Company entered into a new credit facility with the lessor of the facility that houses the Company’s headquarters, roasting plant and distribution facility, Kent Central LLC (“KCL”), which is secured by substantially all of the Company’s assets and guaranteed by certain directors and stockholders of the Company.  See Note 8 to the Condensed Consolidated Financial Statements.  The KCL credit facility allows the Company to borrow up to $2,000,000 through October 31, 2003.  The terms of the credit facility, and a related agreement among the Company and the guarantors, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  The KCL credit facility does permit the Company to enter into an additional borrowing facility of up to $1.0 million with another lender, subject to KCL’s reasonable consent, and the Company would need to obtain the consent of the guarantors for this additional facility.  The additional facility may be secured by the Company’s accounts receivable and inventory, and KCL would have a subordinated interest in that collateral.   The Company is evaluating possible lenders for this additional secured borrowing and expects to enter into such a facility as part of its Fiscal 2003 financing strategy.

The Company believes that the combination of cash and cash equivalents at December 29, 2002, proceeds from the KCL credit facility, and the $1.0 million additional secured borrowing that the Company expects to obtain will be sufficient to fund ongoing operations of the Company through Fiscal 2003.  In order to fund unanticipated operating requirements in excess of the Company’s Fiscal 2003 operating plan and future capital expenditures, the Company would require additional capital.  The Company has historically funded its capital requirements principally through the issuance of equity and debt securities, through borrowings and lease financing, and through cash provided under its international licensing relationships.  The Company expects that additional sources of funding will be required for years beyond Fiscal 2003, in order to meet its operating requirements, fund its capital expenditures, and fund its payment of debt and other long-term obligations.  The inability of the Company to secure additional capital on reasonable terms, if at all, during Fiscal 2003 and subsequent years could adversely affect our business, operating results and financial condition.  Additional sources of funding are expected to include debt or equity financings, and the Company is currently evaluating alternatives for raising additional capital, but the Company has not identified or obtained specific sources of long-term funding.

If the Company is unable to secure the additional secured borrowing or other sources of capital are unavailable, or are available only on a limited basis or under unsatisfactory terms, then the Company would be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, and to reduce or discontinue its investments in store improvements, new customers and new products.  In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale territories or international contract interests) and might be unable to take advantage of business opportunities or respond to competitive pressures.  Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets.  The Company has previously disposed of only underperforming store locations, but might be required to dispose of its better-performing locations in order to obtain a significant amount of sales proceeds.  The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to the Company, and the sale of better-performing locations or other income-producing assets could adversely affect the Company’s future operating results and cash flows.  The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for liquidation preferences, and the Series B Preferred stock is junior to both the Series A Preferred Stock and a stated dollar amount of liquidation preference for the holders of common stock.  If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts available for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

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

During Fiscal 2000 and 2001, the Company greatly expanded its retail store base, which placed strain on our management, production, financial and other resources.  In Fiscal 2001 and 2002, both the Wholesale and International divisions grew substantially.  Tully’s expects to continue to grow its Wholesale and International divisions in Fiscal 2003 and beyond. Although Retail division operations will focus primarily on improving operating results in existing stores in Fiscal 2003 rather than opening new stores, we expect to open or acquire new stores in future years.  We cannot assure you that we will be able to manage any future growth effectively.  Continued growth could further strain our management, production, information systems, financial and other resources.  To manage our growth effectively, we must:

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

On November 1, 2002, the Company entered into a new credit facility.  See Note 8 to the Condensed Consolidated Financial Statements.  The terms of the new credit facility, and a related agreement among the Company and certain directors and shareholders who are guarantors of the debt, include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets.  These agreements also provide the lender and the guarantors with a security interest in substantially all of the Company’s assets.  Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors.  These provisions could limit the Company’s ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of other creditors and investors in the Company.

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

In Fiscal 2003 we have introduced Tully’s Premium Softened Ice Cream into 63 Tully’s stores.  A single supplier presently manufactures the ice cream product base for Tully’s.  If that supplier is unable to provide product to meet the requirements of the Company, or if the relationship between Tully’s and this supplier is otherwise interrupted, Tully’s may experience interruptions in the availability of this product and our results of operations could suffer.

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

As of December 29, 2002, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and the Estate of Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock.  This ownership position gives Mr. O’Keefe and Mr. McCaw’s estate individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the stockholders for a vote, including any potential sale or merger of our Company.  This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our stockholders.

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

The willingness of shareholders who may have a right to purchase additional shares to either purchase additional shares or waive such rights would depend upon a number of factors including the difference between the value of the Company’s shares at that time and the purchase price applicable to such shares.  Any additional issuances of our capital stock pursuant to the exercise of a shareholder’s preemptive rights could further dilute other existing shareholders.

The lack of a public market for Tully’s capital stock and restrictions on transfer substantially limit the liquidity of an investment in our capital stock.

There is currently no public market for our common stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited.  Whether Tully’s would ever “go public” and if so the timing and particulars of such a transaction, will be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, board of directors and professional advisors.  Therefore, there can be no assurance that such a public market will ever become available for our common or preferred stock.

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

The supply and price of green coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, any may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of green coffee beans, the main commodity used in the Company’s business, the Company enters into U.S. dollar-denominated fixed-price purchase commitments. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of December 29, 2002, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $762,000, and was negotiating contracts for delivery in Fiscal 2004 expected to total approximately $2,700,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is low. Such commitments are short-term in nature.

Under the new KCL credit facility described in Note 8 to the Condensed Consolidated Financial Statements, the Company borrows at an interest rate that is based upon the prime borrowing rate.  From time to time, the Company has other transactions and agreements that include provisions for interest at a variable rate.  Accordingly, the Company expects to be subject to fluctuating interest rates in the normal course of business during Fiscal 2003 and subsequent periods.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Our 2002 Annual Meeting of Shareholders was held on December 19, 2002.

(b)         Shareholders elected, by a plurality of the votes cast, seven members to the Board of Directors to serve until the next Annual Meeting of the Shareholders or until their respective successors shall be elected and qualify.  The members elected (all of whom were already serving as the directors of Tully’s) and the votes for and withheld were as follows:

	FOR	WITHHELD
Arthur Buerk	20,714,646	180,391
Larry A. Culver	20,723,646	171,391
Marc Evanger	20,747,146	147,891
Tony Gioia	20,748,246	146,791
Lawrence L Hood	20,702,446	192,591
George Hubman	20,747,246	147,791
Tom T. O’Keefe	20,614,920	280,117

(c)          Shareholders ratified the selection of the auditors, PricewaterhouseCoopers LLP:

VOTE
For	19,245,593
Against	113,610
Abstain	153,270

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

(a)                                  The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

10.1	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (1)
10.2	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (1)
10.3	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (1)
10.4	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (1)
10.5	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (1)
10.6*	Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002.
99.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*                                                                                         Filed herewith

(1)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002.

(b)  Current Reports on Form 8-K

Form 8-K, dated October 24, 2002 – Item 9 – Regulation FD Disclosure.  The Company issued a letter to its stockholders that provided an update on recent business activities.

Form 8-K, dated December 19, 2002 – Item 9 - Regulation FD Disclosure.  The Company released comparable store sales for the quarter to date period through December 15, 2002 at its annual shareholders meeting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 12, 2003.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Anthony J. Gioia, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of Tully’s Coffee Corporation;

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

Date:  February 12, 2003

/s/ Anthony J. Gioia
Anthony J. Gioia
President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Kristopher S. Galvin, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of Tully’s Coffee Corporation;

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

Date:  February 12, 2003

/s/ Kristopher S. Galvin
Kristopher S. Galvin
Chief Financial and Accounting Officer