Form 10-K
period 2003-03-30
TULLYS COFFEE CORP
filed 2003-06-30
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 30, 2003

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

Common Stock, no par value

Series A Convertible Preferred Stock, no par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of June 11, 2003, the number of shares of the registrant’s Common Stock outstanding was 16,409,187, and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 15,378,264.

A Warning About Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of the Company’s operations and its financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the other factors discussed under “Item 1—Business —Risk Factors” in this annual report, the following possible events or factors could cause our actual results to differ materially:

•	future sources of financing may not be available when needed or may not be available on terms favorable to Tully’s;

•	our growth strategy may not be as successful as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

•	our marketing and new product introduction strategies may not be as successful as we expect;

•	our strategies for reductions of cost and improvement of gross margins may not be as successful as we expect;

•	competition within the retail specialty coffee market may intensify;

•	competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement, or increase price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

•	adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

•	natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I

ITEM 1.	BUSINESS

General

Tully’s Coffee Corporation (“Tully’s” or the “Company”) roasts and sells high quality, premium roasted whole bean coffees. Tully’s Retail division operates specialty coffee stores that offer its premium roasted whole bean coffees and serve a wide selection of hot and cold beverages that feature its coffees, teas and premium softened ice cream (introduced in Fiscal 2003). The stores also sell baked goods, pastries and other food products, and coffee-related supplies, accessories and equipment. As of June 11, 2003, Tully’s operated 99 retail stores, all of which are located in the western United States.

Tully’s complements its retail operations with additional channels for distribution of its branded products: (1) Tully’s Wholesale division sells Tully’s coffees and related products and supplies to domestic customers in the supermarket, food service, restaurant, office coffee service, and institutional channels; and (2) Tully’s International division sells Tully’s coffee and related products and supplies to foreign licensees and manages the relationships with these licensees. The Wholesale division is also responsible for the Company’s mail order and internet sales activities.

The International division has significant relationships with two Japanese companies. Tully’s has a license and supply agreement with FOODX GLOBE Co., Ltd. (“FOODX”) (formerly known as Tully’s Coffee Japan) which, as of June 11, 2003, operated 85 Tully’s retail stores in Japan and had franchised an additional 32 stores that operate under the Tully’s brand in Japan. In addition, Tully’s has licensed Ueshima Coffee Company Ltd. (“UCC”) to operate coffee stores under the Tully’s brand throughout Asia, excluding Japan. During Fiscal 2003 UCC opened its first Tully’s-branded store in Seoul, South Korea.

The Company’s retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest hot and cold coffee, espresso, and hand-made ice cream shake drinks available, together with other tasty treats. The Company seeks to make each location a comfortable neighborhood meeting place, with employees who go out of their way to make customers feel special. The Company believes that developing customer loyalty and brand recognition on the foundation of product appeal and customer service is of the utmost importance in its business and growth strategy, and that its retail image builds product and brand credibility for its Wholesale and International divisions.

Fiscal Periods

The Company ends its fiscal year on the Sunday closest to March 31. As a result, the Company records its revenue and expenses on a 52 or 53 week period, depending on the year. Each of the fiscal years ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001(“Fiscal 2001”) included 52 weeks. The fiscal year ending March 29, 2004 will include 52 weeks (“Fiscal 2004”).

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

Strategy

General

From its founding through Fiscal 2001, the Company’s objective was to establish Tully’s as one of the most respected coffee brands in the world. To achieve this goal, the Company made significant investments in marketing and building its brand. Starting in Fiscal 2002, the Company decided that it had successfully developed its brand identity and that it could modify its strategy to place greater emphasis on improving store and overall corporate operating performance and less emphasis on brand development. The shift in emphasis continued during Fiscal 2003, and the Company has adopted a business plan for Fiscal 2004 (the “2004 Business Plan”) that is focused on improving overall corporate operating performance and on the conservative use of the Company’s capital. Management believes that the Tully’s brand and retail store model have been developed to a point where they can be leveraged for improved operating results, and then replicated to additional locations and markets.

Tully’s strives to develop customer loyalty and brand recognition by providing superior service and offering quality coffee products that are competitively priced. Tully’s seeks to employ people who contribute to the “coffee experience” of its customers. Management believes that the Company’s staff is well trained and knowledgeable about the products offered for sale. It is the Company’s belief that customer service, along with product freshness and consistency, has become its hallmark, and it seeks to sustain these attributes in all three of its operating divisions—Retail, Wholesale, and International.

The Company believes that its customers enjoy the flavor profiles and qualities of its coffee beverages and other products, and often purchase them from more than one channel. For example, customers may patronize Tully’s stores and also may enjoy Tully’s coffee beverages at a favorite restaurant or espresso bar, and may purchase Tully’s whole bean coffee from a supermarket for home consumption. Tully’s also believes that its customers will be receptive to the introduction of other complementary products into its stores and through its Wholesale division. Further, products that are successful in Tully’s domestic stores may have opportunities for export or for license to the stores operated or franchised by Tully’s licensees in Asia. In Fiscal 2003, the Company introduced Tully’s Premium Softened Ice Cream™ into 63 of its Tully’s stores. The Company considers the launch of its ice cream product line to have been successful, and it added ice cream to another 22 stores in May 2003. This product line is based upon premium soft-serve vanilla ice cream and Tully’s coffee flavor ice cream, and supports an expanded menu including ice cream shakes, cones, and sundaes that complements the Company’s other cold beverages, Spin™ and Tango™.

The Company believes that customer interest is increased, and incremental sales will occur, when customers are informed about new Company products and special offers, and about the qualities of the Company’s product offerings. Accordingly, the Company’s strategies include advertising and marketing inside and outside of its stores.

The Company also believes that customers will be receptive to improved value, variety and convenience through broader distribution, and it seeks expanded market share through its Wholesale division in the supermarket, food service, and institutional channels. It is the Company’s belief that expanded product mix and broader distribution help Tully’s reach prospective customers that do not currently buy the Company’s products, and increase the frequency and size of customer purchases.

Another important element of the Company’s strategy is to be an integral part of the local neighborhood served by each retail store. This is accomplished in a variety of ways, such as becoming involved in local fundraising and charitable organizations, participating in primary and secondary school programs and by providing jobs to area high school students. The Company believes that community involvement not only helps the Company by building goodwill, but also strengthens its market position.

Historical Expansion and Future Growth Strategy

Tully’s principal domestic expansion strategy has been to develop new retail stores in the Company’s current geographic markets in the western United States and to introduce its Wholesale division to targeted wholesale segments (supermarket, food service and restaurants, office coffee services and institutional clients) in those same markets. Tully’s also has expanded into new markets by purchasing existing retail coffee locations, with the goal of converting these into Tully’s stores. As the Company’s focus has shifted from brand development and revenue growth toward improving overall corporate operating performance, its rate of new store openings has decreased. During Fiscal 2003, Tully’s opened one new store and in Fiscal 2002, the Company opened two new stores. During Fiscal 2001, the Company opened 37 new stores and acquired 14 stores. During Fiscal 2001, Tully’s acquired the assets and real property leases of four Los Angeles-area stores and one Seattle-area store from Coffee Station, Inc. (“Coffee Station”), and the Company entered the Portland, Oregon market by acquiring nine stores from Tri-Brands, Inc., dba Marsee Baking (“Marsee Baking”).

Tully’s regularly evaluates store performance, and periodically closes stores that do not meet the Company’s financial expectations. Tully’s closed five stores in Fiscal 2003, 12 stores in Fiscal 2002 and two stores in Fiscal 2001.

The 2004 Business Plan is focused on improving overall corporate operating performance and upon the conservative use of the Company’s capital. In Fiscal 2004, the Company will seek growth primarily from increased sales at existing stores and from expansion of its Wholesale Division. The Company does not expect to open any new retail stores during Fiscal 2004. In Fiscal 2004, Tully’s intends to focus its Retail division primarily on improving the results of its existing stores through introduction of new products, targeted marketing, merchandising, and advertising initiatives, and operating cost savings. In Fiscal 2004, the Company expects to close at least two stores that do not meet the Company’s financial criteria. Tully’s will continue to investigate and evaluate expansion opportunities that fit strategically into its future growth plans and are consistent with the focus of the 2004 Business Plan

In Fiscal 2004, Tully’s expects to continue developing its Wholesale division, especially in the supermarket and food service channels. During Fiscal 2003, the number of supermarkets selling the Company’s whole bean coffees increased from approximately 80 to approximately 790, with growth concentrated in the Pacific Northwest. The Company expects to add additional supermarkets in Fiscal 2004, with most of the growth coming in western states outside of the Pacific Northwest. Food service channel growth is expected to occur primarily as the result of additional food service distributors selling the Company’s products and through the addition of major-coffee user customers (who may buy directly from the Company or purchase through food service distributors). Growth in the wholesale segment is expected to include the addition of new customers in the Company’s principal market areas, and also programs to expand the volume of products sold through current customers. The growth in the approximate number of grocery stores selling Tully’s coffee during Fiscal 2003 is depicted by the following graph, which also presents the approximate number of such stores as of June 22, 2003.

The Company’s primary international growth strategy has been to license others to operate or franchise the right to operate Tully’s-branded retail stores and sell Tully’s coffees in the foreign markets. The Company expects continuing growth in its International division in Fiscal 2004, primarily from the expected growth of the FOODX business, and the Company may pursue other international licensing and joint venture opportunities.

Marketing

Retail Stores

Tully’s focus on consistency and quality in its products and customer service has been a key element of its marketing program. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with the Company’s distinctive name and logo, and community activities in which Tully’s name and logo are featured, are intended to increase name awareness and to reinforce the Company’s image. Sponsorship of two major league baseball teams was a major element in Tully’s marketing strategy through Fiscal 2003, but the Company has decided to shift its focus to other marketing strategies. Accordingly, one sponsorship was terminated in March 2003 and the other sponsorship is scheduled to terminate in October 2003 (See Note 19 of the Notes to the Consolidated Financial Statements). Starting during Fiscal 2003 and continuing into Fiscal 2004, the Company is making increased use of outdoor signage, direct mail and newspaper advertisements, coupons and special offer books, special and seasonal product offerings, and joint promotions with other companies.

In May 2003, the Company refurbished its retail store menu boards to provide a fresh look and to more clearly describe its product offerings. The new menu boards also provide greater flexibility for new products, promotions, and pricing changes.

During November 2002, the Company introduced the Tully’s Coffee Card™, a stored-value payment card. Customers can use this card like a gift certificate for gift giving, or they can use it as a convenient personal purchase card at Tully’s coffee stores, instead of cash or credit card. This card encourages customer visits to Tully’s stores, and is periodically incorporated into the Company’s promotional activities.

Wholesale

Tully’s Wholesale division provides additional opportunities for coffee consumers to experience the Company’s coffee and reinforces Tully’s branded logo and name. The Wholesale division makes many of the Company’s branded products available through supermarkets, restaurants, espresso bars, office coffee services, mail order, and institutional food service. The Company’s products generally feature branded packaging. Tully’s also provides logo-bearing coffee cups, banners and point of use signage to customers of the Wholesale division. The Company believes that marketing programs that support its brand and its retail stores also benefit its Wholesale division. In the supermarket channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’ customers, and through cooperative advertising and other marketing funds. The Company also makes use of other marketing approaches such as direct mail to support wholesale customers and in-store demonstrations.

International

The International division expands the geographic reach of the Tully’s brand and products to consumers outside the United States. FOODX operates and franchises Tully’s-branded stores in Japan. These stores bring the look and feel of the Tully’s store, and the flavor of Tully’s coffees and beverages, to the Japanese customer. The license with UCC is expected to eventually expand this international presence to other countries in Asia, (beyond the one store currently operated by UCC in South Korea). The Company believes that the tourism, media, and trade ties between the principal domestic markets served by its Retail and Wholesale divisions with other Pacific Rim nations (in particular, Japan) are beneficial to the international expansion of the Tully’s brand. Tully’s views other foreign markets as opportunities for growth through licensing or joint venture, but is not presently focused on developing these other markets.

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

International

The Company’s International division sells Tully’s whole bean coffees and other proprietary merchandise, and supporting supplies, equipment and materials to its foreign licensees.

In April 2001, the Company entered into an exclusive license agreement (the “UCC License Agreement”) with UCC, a Japanese company that is one of Asia’s largest coffee purveyors. Under the terms of the UCC License Agreement, Tully’s granted UCC an exclusive, perpetual license to use Tully’s business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. In April 2001, the parties completed the transaction upon payment by UCC to Tully’s of a $12,000,000 license fee. In further consideration of the license, UCC will pay Tully’s a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia. The Company expects that UCC will roast most of its own coffee for its licensed stores in Asia.

Also in April 2001, Tully’s entered into a license agreement and a supply agreement with FOODX that permit FOODX to operate and franchise Tully’s stores in Japan. As of June 11, 2003, FOODX operated 85 retail stores in Japan and had franchised 32 stores in Japan. In October 2001, the Company received total consideration of $5,971,000 from FOODX, consisting of 300 shares of FOODX stock (with a market value of approximately $1,771,000 at October 1, 2001) and $4,200,000 cash, in connection with the amendment of Tully’s license and supply agreements with FOODX. The amendments allow FOODX to be the exclusive wholesaler of Tully’s coffee in Japan, to roast Tully’s coffee in Japan and to acquire other supplies and equipment from sources other than the Company, subject to various product and quality requirements. FOODX has contracted with UCC to roast Tully’s coffee for FOODX, and UCC commenced roasting in May 2002. Under the amended supply agreement, the Company receives a fee from FOODX based upon the amount of coffee roasted in Japan. Although Tully’s expects that FOODX will purchase some coffee and supplies from Tully’s in Fiscal 2004, it expects that most of FOODX’s coffee requirements will be roasted in Japan, and that FOODX will purchase most of its supplies and equipment from Japanese suppliers.

Product sales to licensees located outside the United States accounted for approximately 4.0% of Tully’s net sales in Fiscal 2003, 5.6% of Tully’s net sales in Fiscal 2002 and 3.7% of Tully’s net sales in Fiscal 2001. The Company expects this percentage to decline as its international licensees establish more local sourcing of products and materials and while the levels of royalty and service fee income to the Company increase.

Competition

The specialty coffee market is highly fragmented and very competitive. A number of Tully’s competitors have much greater financial and marketing resources, brand recognition and larger customer bases than Tully’s. Tully’s competes with a number of specialty coffee roasters and retailers, including Starbucks Corporation, which has stores throughout the United States and around the world, and regional companies such as Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., the Seattle Coffee Company (“SBC”), which includes the Seattle’s Best Coffee and Torrefazione Italia Coffee brands, and Peet’s Coffee & Tea.

Coffee roasters and distributors including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company and Nestle, Inc. distribute premium coffee products nationally and internationally in supermarkets and other wholesale channels. Many of these products may be alternatives to Tully’s coffees and coffee drinks. Consumers also may choose non-coffee products and beverages offered by these and other competitors as alternatives to the Company’s products. Tully’s coffee beverages, teas, and other beverages compete directly against all restaurant and beverage outlets that serve coffee, tea and other beverages, and the many single location specialty coffee outlets (espresso stands, carts, kiosks, drive-throughs and stores). Tully’s whole bean and ground coffees and its coffee beverages compete indirectly against all other coffees available in the market.

Premium specialty coffees have grown in popularity in the United States, and are being given additional selling space within supermarkets and increased attention from distributors in the food services channel. Tully’s must compete with other premium coffee roasters and distributors (including those providing branded and private label coffees) for space on the supermarket shelves and for distribution by wholesale food service distributors. Sysco Corporation has been the Company’s largest distributor in the wholesale food service distributor channel, but Sysco and Starbucks Corporation have entered into an exclusive distribution agreement and the Company expects its sales to Sysco to diminish significantly during Fiscal 2004. The Company has expanded its relationships with other wholesale food service distributors in the Company’s market areas, and is seeking to expand its food service distribution through direct sales to major coffee users.

These companies are strong competitors, and may become even more formidable through continued growth and industry consolidation (in April 2003, Starbucks Corporation announced that it would acquire SBC). These companies compete for retail and wholesale sales, for store locations, for employees and for supplies of premium coffee beans. Tully’s believes that there is opportunity for many companies to compete in the growing specialty coffee segment, and that the preferences and needs of consumers, owners of commercial store locations, coffee growers, coffee store employees, wholesale distributors and other constituents of the specialty coffee industry will support continued competition in this segment. Tully’s believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price. Tully’s also believes that the flavor profile of its coffee and coffee products, and the variety and quality of other food products provided by Tully’s stores, including Tully’s ice cream shakes and its premium softened ice cream products, serve as a point of differentiation for many customers.

Store Operations and Management / Employees

As of June 11, 2003, Tully’s employed approximately 940 people, approximately 860 of whom were employed in retail stores or regional operations. The balance of the employees work in the Company’s administrative, wholesale, international, roasting and distribution operations. All employees are non-union and management anticipates this will continue to be the case. Most of the Company’s employees work 20 or more hours per week.

Tully’s believes that its employees are an integral part of its business, and has structured its benefit programs accordingly. Full time employees are eligible for vacation, holidays, medical and dental insurance, maternity leave and sick leave. Store managers, district managers, wholesale sales personnel and other managers participate in incentive pay programs tied to financial criteria. To promote product loyalty and enhance expertise, all employees receive discounts on beverages and merchandise items. Tully’s believes that its current relations with employees are excellent.

To maintain Tully’s high standards of quality products and customer service, new store employees complete a training course and receive on-site training while working in a store. Training hours are devoted to orientation, Company philosophy, cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully’s Employee Handbook. Training also covers coffee history, roasting, tasting of Tully’s proprietary blends, and hands-on beverage preparation. Employees who will serve in the Wholesale and International divisions, and those who serve in administrative support roles, receive much of the same training in order to build their specialty coffee industry expertise.

Suppliers and Equipment Vendors

Tully’s roasts its own coffees to its own specifications. This enables the Company to develop distinctive coffee beverages and unique ground and whole bean coffees, to modify products to better fit the needs of particular customer segments, and to control more elements of this aspect of its product mix. During Fiscal 2003, the Company acquired new packaging equipment and redesigned its packaging, particularly the coffee packages used for the sale of whole bean and ground coffee within the supermarket channel and at the Company’s stores. The Company believes that these changes have improved the quality of the packaging while increasing the Company’s packaging capacity and reducing packaging costs.

Tully’s premium softened ice cream is produced especially for the Company by two suppliers. The coffee flavored ice cream is flavored with extract from Tully’s coffee. Other materials such as teas, dairy products, juices, and accessories are purchased from various vendors and are generally less specialized, although some materials and products are made to the Company’s proprietary recipes, or packaged to the Company’s proprietary specifications.

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

Coffee is the world’s second largest agricultural product and is grown commercially in over fifty countries in tropical regions of the world. The price and supply of coffee are subject to significant volatility. While most coffee trades in the commodity market, coffee beans of the quality sought by the Company tend to trade on a negotiated basis at a substantial premium above commodity coffee bean prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries including weather and political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. The Company’s ability to raise sales prices in response to rising coffee bean prices may be limited, and the Company’s future operating performance could be adversely affected if coffee bean prices were to rise substantially.

During the buying season, Tully’s often enters into forward commitments for the purchase of green coffee beans that may only be available in small quantities. Rotating the coffee bean selection enables the Company to provide its customers with a wider variety of coffees, as well as certain coffees that are available only on a seasonal basis. Tully’s enters into contracts for future delivery of green coffee beans to help ensure adequacy of supply. As of March 30, 2003, the Company had approximately $2,800,000 in fixed-price purchase commitments for Fiscal 2004, which, together with existing inventory, are expected to provide an adequate supply of green coffee beans through Fiscal 2004. Tully’s believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote. However, if coffee spot market prices are attractive, or if Company sales volumes increase beyond the levels anticipated for Fiscal 2004, the Company may elect to, or be required to, purchase coffee on the spot market, which might be at prices greater or less than the fixed contract pricing.

Roasting

Tully’s procures and roasts green coffee beans to its exacting specifications at its roasting plant in Seattle. Tully’s employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics.

The Company’s roasting process produces coffee in small batches. Coffee is roasted daily and sealed in bags. Production and inventory levels are carefully monitored to minimize the time between roasting and delivery to the customer as coffee or a beverage, and coffee date codes are monitored to maintain fresh coffee stocks.

Tully’s has authorized its licensees, FOODX and UCC, to roast coffee under the Tully’s brand for sale in the stores operated or franchised by these licensees in their respective territories. In May 2002, UCC commenced roasting coffee in Japan for FOODX. The Company’s agreements with its licensees require that they roast to Tully’s specifications, recipes and quality standards, which are subject to periodic audit by Tully’s.

Equipment and Store Supplies

Tully’s purchases non-coffee merchandise, and the equipment, fixtures and supplies for its retail store locations from a number of vendors. The materials are purchased through purchase orders on an as-needed basis. Some materials and items are distributed through Tully’s roasting plant and warehouse facility, while the suppliers deliver other items directly to the Company’s retail stores. Shipments to Wholesale division and International division customers are generally distributed from the Company’s roasting plant and warehouse facility. In the past Tully’s has used multiple vendors for the same types of non-coffee merchandise, equipment and supplies. During Fiscal 2002 and 2003, Tully’s standardized and consolidated many of its vendors and suppliers to improve the cost of purchases and simplify operations. Tully’s believes that its relationships with its vendors are currently satisfactory. However, if a particular supplier or vendor is unable to meet Tully’s needs, begins to deliver unsatisfactory materials or is not price competitive, Tully’s believes that there are a number of alternative sources to meet all of its merchandise, equipment, store supplies and other materials needs.

Trademarks

Tully’s has applied for federal trademark registration in the United States and for trademark registration in several foreign countries for Tully’s™. Some of the foreign trademarks have been granted, while others are still under review. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

After the Company filed its application for federal trademark registration for Tully’s, an operator of a small chain of restaurants in upstate New York applied to register the mark “Tully’s” in a somewhat different form. This claimant filed an opposition to the issuance of a trademark registration to the Company, claiming use of a Tully’s trademark prior to the Company. On January 31, 2001, the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office (“TTAB”) sustained the claimant’s opposition to Tully’s trademark registration application and refused registration of the Tully’s mark. In response, Tully’s filed an appeal of the TTAB opinion in U.S. District Court. In May 2003 the parties entered into a settlement agreement that sets forth the rights of each party to use marks containing “Tully’s.” The Company’s marks under the settlement agreement include “Tully’s” and “Tully’s Coffee” and all Company logos (among other marks) and the Company expects to complete its federal trademark registration for these marks during Fiscal 2004.

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

Risk Factors

In this section, the terms “we,” “us,” and “our” refer to Tully’s Coffee Corporation. The following factors may affect our future results and financial condition and should be considered in evaluating our business, operations and prospects.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

To date, we have incurred losses in every year of operations. As of March 30, 2003, our accumulated deficit was $85.3 million. We expect to continue to incur a net loss in Fiscal 2004 and cannot assure you that we will ever become or remain profitable.

Future growth may make it difficult to effectively allocate our resources and manage our business.

Future growth of our business could strain our management, production, financial and other resources. We cannot assure you that we will be able to manage any future growth effectively. To manage our growth effectively, we must:

•	improve the productivity of our retail stores and decrease the average capital investment required to establish a new store,

•	differentiate our retail concept from those of our competition in order to attract new customers, without losing the key elements of the Tully’s store concept that appeal to current customers,

•	provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket and other wholesale channels,

•	add production capacity while maintaining high levels of quality and efficiency,

•	continue to enhance our operational, financial and management systems, and

•	successfully attract, train, manage and retain our employees.

Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations.

Our credit facility restricts our operating flexibility and ability to raise additional capital. If we were to default under the facility, the lender, the guarantors, or both would have a right to seize our assets.

The Company has credit lines with Kent Central LLC (see Note 13 of the Notes to Consolidated Financial Statements). The terms of the credit facility, and a related agreement among the Company and certain directors and shareholders who are guarantors of the debt under the credit facility, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of other creditors and shareholders of the Company.

We may not be able to obtain additional capital when needed.

To date, we have not generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the future to fund growth of the business and repayment of debt and other long-term obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current investors and creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Our articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for a stated dollar amount of liquidation preferences, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference of both the Series A Preferred Stock and the common stock. If we were to sell all or a substantial portion of our assets in order to meet our operating needs and satisfy our obligations, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

Our foreign licensees may not be successful in their operations and growth.

If our foreign licensees experience business difficulties or modify their business strategies, our results of operations could suffer. Because our licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. This makes it more difficult for us to predict the prospects for continued growth in our revenues and profits from these relationships. The economies of our licensees’ markets, particularly Japan, have been weak for the past few years. Recently, there have also been the adverse impacts on the international travel, hospitality and business community from concerns about exposure to SARS and terrorism.

If we are unable to successfully integrate future acquisitions, our business could be negatively impacted.

We may consider future strategic acquisitions similar to our acquisitions of the Coffee Station and Marsee Baking stores in Fiscal 2001. Integrating newly-acquired businesses is expensive and time consuming. Due to capital limitations, we have not yet fully conformed all of the Coffee Station and Marsee Baking stores to the Tully’s brand standards. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

We have limited supplier choices providing our bakery category products.

We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries are independently owned with limited capital resources to fund growth. If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience interruptions in the product availability and our results of operations could suffer.

If we are required to relocate our offices and roasting plant, our business could be negatively impacted.

We have agreed with the lessor for the building housing our headquarters, roasting plant and distribution facilities that the lessor may, at its option, terminate the lease upon 150 days notice, in which case we would be required to relocate our operations. Although the lessor has listed the property for sale or lease, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the lease. If we were required to relocate, we might experience an interruption to our business, or incur extra costs related to the relocation or to the replacement facility. In the event of such an early lease termination, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,324,000 at March 30, 2003. (See Note 19 of the Notes to the Consolidated Financial Statements).

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of June 11, 2003, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32% of our common stock and the estate of Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest, San Francisco, Los Angeles and Japanese markets may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas.

Our retail store operations, and to a lesser extent, our Wholesale and International divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

Industry Risks

We compete with a number of companies for customers. The success of these companies could have an adverse effect on us.

Our Retail division and our Wholesale division operate in highly competitive markets in the Pacific Northwest, San Francisco and Los Angeles. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft Foods, Inc., Nestle, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. Some of these companies compete with our International division and we also face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and International customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

Competition for store locations and qualified workers could adversely affect our growth plans.

We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores. Similar factors could impact our Wholesale customers and our International customers, and could adversely affect our plans to increase our revenues from those customers.

A shortage in the supply or an increase in price of coffee beans could adversely affect our revenues.

Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or affect the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee could result in increases in the costs of coffee beverages served in our stores. These cost increases may force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Changes in the economy could adversely affect our revenues.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers’ budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. We believe that the weak economy has adversely impacted our revenues during Fiscal 2001 through 2003. If the economic climate does not improve, or if it worsens, there could be further adverse impact on our revenues.

Investment Risks

We may need additional capital, which if raised, could dilute your interest in our Company.

If we raise additional funds through the issuance of equity, convertible debt or other securities, current stockholders could experience dilution and the securities issued to the new investors could have rights or preferences senior to those of common stock.

In addition, prior to October 1999, holders of our capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. As a result, some of our shareholders may be entitled to purchase shares of our common stock and Series A preferred stock at the respective purchase prices at which they were originally offered. At some time the Company may satisfy these preemptive rights (through the sale of shares to these shareholders in exchange for the applicable cash consideration) or seek waivers of these preemptive rights from such shareholders, but it has not yet undertaken any efforts to do so. The Company estimates the maximum number of shares that may be issuable upon exercise of preemptive rights to which certain shareholders may be entitled is as follows:

Description of Stock and Historical Offering Price:	Estimated Maximum Number of Shares to Be Offered
Common Stock priced at $0.33 per share	220,000
Common Stock priced at $1.50 per share	490,000
Common Stock priced at $1.75 per share	180,000
Common Stock priced at $2.25 per share	860,000
Series A Preferred Stock priced at $2.50 per share	14,200,000

The willingness of shareholders who may have preemptive rights to either purchase additional shares or waive such rights will depend upon a number of factors, including the difference between the value of the Company’s shares at that time and the purchase price applicable to such shares. Any additional issuances of our capital stock pursuant to the exercise of a shareholder’s preemptive rights could further dilute other existing shareholders.

The lack of a public market for Tully’s capital stock and restrictions on transfer substantially limit the liquidity of an investment in our capital stock.

There is currently no public market for our common stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited. Whether Tully’s would ever “go public” and, if so, the timing and particulars of such a transaction, would be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, board of directors and professional advisors. There can be no assurance that such a public market will ever become available for our common or preferred stock.

ITEM 2.	PROPERTIES

As of June 11, 2003, Tully’s operated 99 retail stores in the United States, all of which are located on property leased by the Company.

The Company leases the building that houses the Company’s headquarters, roasting plant and distribution facilities (the “Airport Way Property”) pursuant to a ten-year lease (expiring May 2010) and subject to two five-year options to renew. The lessor, KCL, also has provided credit facilities to the Company (See Note 13 of the Notes to the Consolidated Financial Statements). On November 1, 2002, in connection with the establishment of a credit line with KCL, the parties amended the lease and reduced the monthly rental by approximately $16,000 per month for the remainder of the lease term. In addition, the amended lease provides that the lessor may, at its option, terminate the lease prior to the expiration of its term by giving the Company 150 days written notice of termination. Although the lessor has listed the property for sale, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the amended lease, subject to possible further amendment as described below. However, if the lessor were to terminate the lease prior to the expiration of its term, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,324,000 at March 30, 2003. Annual rent payments under the lease are approximately $612,000 for fiscal years 2004 and 2005, $696,000 for fiscal year 2006, $703,000 for fiscal years 2007 through 2010 and $117,000 for partial fiscal year 2011.

In June 2003, KCL and another party (the “Prospective Lessor”) informed the Company of a possible sale of the Airport Way Property from KCL to the Prospective Lessor. The possible sale is subject to resolution of certain contingencies, and the Company cannot predict the likelihood that it will be completed. However, the Company and the Prospective Lessor have entered into a contingent amendment to the lease for the Airport Way Property. The contingent lease amendment provides that, if the sale of the Airport Way Property to the Prospective Lessor is completed (and the Prospective Lessor becomes lessor to the Company under the lease), the lease will be amended to: (1) eliminate the 150 day termination provision, (2) reduce the portion of the Airport Way Property occupied by the Company under the lease (the aggregate building premises are approximately 220,000 square feet in size but the Company is presently using less than 100,000 square feet of the building premises), and (3) reduce the rent and occupancy costs paid by the Company.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business, but is not currently a party to any legal proceeding which the Company believes will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of Fiscal 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of June 11, 2003, there were 4,922 holders of record of Tully’s common stock.

The Company has not paid cash dividends in the past and Tully’s presently does not plan to pay dividends in the foreseeable future. The Company intends to retain and use earnings to finance the growth of its business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements, restrictions under its borrowing agreements, and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of March 30, 2003)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,561,883	$0.71	533,902
Equity compensation plans not approved by security holders *	1,692,467	$0.01	—
Total	5,254,350	$0.49	533,902

*	These options were granted by the Company’s chairman to employees and third parties and may be exercised to purchase shares of the Company’s common stock owned by the chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” The Company does not expect any additional options to be granted under the Founder’s Stock Option Plan.

For a description of the Company’s equity compensation plans, see Note 20 of the Notes to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities

The Company issued and sold securities in the transactions described below during Fiscal 2003. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

•	The Company granted options to purchase the following shares of its common stock, which vest and become exercisable over a three-year period from the grant date, to the following employees in consideration for services pursuant to the Company’s Amended and Restated 1994 Stock Option Plan (the “Plan”):

•	In May 2002, the Company granted options to the Chief Executive Officer to purchase an aggregate of 1,000,000 shares, consisting of: options for 450,000 shares at an exercise price of $0.01 per share, options for 350,000 shares with an exercise price of $1.78 per share and options for 200,000 shares at $2.50 per share, in accordance with his employment agreement.

•	In June 2002, the Company granted options to the Chief Financial Officer to purchase an aggregate of 225,000 shares, consisting of: options for 100,000 shares at an exercise price of $0.01 per share, options for 75,000 shares with an exercise price of $1.78 per share and options for 50,000 shares at $2.50 per share.

•	During Fiscal 2003, the Company granted options to thirteen employees to purchase an aggregate of 205,800 shares, consisting of the following:

Date of Grant	Number of Shares	Price per Share
June 2002	45,000	$1.78
June 2002	10,000	$2.50
July 2002	25,000	$0.01
September 2002	75,000	$0.01
February 2003	50,000	$0.01
March 2003	800	$0.31

Totals	205,800

•	During Fiscal 2003, Company granted options to purchase an aggregate of 17,500 shares of its common stock to nine directors pursuant to the Plan at an exercise price of $0.01 per share in consideration for participation in board and board committee meetings. These options were fully vested and exercisable from the time of grant.

•	The Company issued an aggregate of 68,574 shares of its common stock to two employees upon exercise of options with aggregate consideration to the Company of $700.

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
June 2002	Employee	500	$0.01	$5
July 2002	Employee	18,074	$0.01	181
September 2002	Employee	50,000	$0.01	500

Totals		68,574		$686

•	In June 2002, the Company issued 20,000 shares of its common stock to two warrant holders upon exercise of warrants for aggregate consideration to the Company of $6,600.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 104,924 shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2003 (with an exercise price of $0.05 per share), as described in Note 13 of the Notes to the Consolidated Financial Statements.

•	In lieu of cash interest, and as provided by the terms of the convertible promissory note, as of January 1, 2003 the Company issued warrants (exercise price of $0.01 per share) for 240,000 shares to the holder of the note (See Note 14 of the Notes to the Consolidated Financial Statements).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Year Ended
	Mar 30, 2003 (52 weeks)	Mar 31, 2002 (52 weeks)	Apr 1, 2001 (52 weeks)	Apr 2, 2000 (53 weeks) (3)	Mar 28, 1999 (52 weeks)
	(in thousands, except per share data)
Results of Operations Data
Net sales	$50,800	$51,458	$42,102	$27,698	$20,207

Operating loss (1)	(6,664)	(13,111)	(23,797)	(7,717)	(5,088)

Loss before cumulative effect of change in accounting principle	(6,886)	(11,152)	(25,057)	(8,066)	(6,581)
Cumulative effect of change in accounting principle (2)	(3,018)	—	—	—	—

Net loss	(9,904)	(11,152)	(25,057)	(8,066)	(6,581)
Preferred stock dividend/accretion	—	—	—	(8,794)	(5,968)

Net loss applicable to common stockholders	$(9,904)	$(11,152)	$(25,057)	$(16,860)	$(12,549)

Net loss per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.42)	$(0.69)	$(1.59)	$(1.15)	$(0.88)

Cumulative effect of change in accounting principle	$(0.18)	—	—	—	—

Basic and diluted loss per common share	$(0.60)	$(0.69)	$(1.59)	$(1.15)	$(0.88)

Weighted-average number of common and common equivalent shares outstanding	16,377	16,274	15,777	14,599	14,299

Balance Sheet Data
Working capital deficit	$(2,505)	$(269)	$(12,006)	$(47)	$(5,799)
Total assets	24,591	33,140	39,278	36,844	20,719
Long-term debt (including current portion) (4)	6,483	3,164	8,986	3,299	6,849
Stockholders’ (deficit) equity	(3,189)	6,417	15,245	25,286	9,976

Number of stores at year-end (5)	100	104	114	65	59

(1)	Operating losses for Fiscal 2003, 2002, and 2001 include significant charges as follows (dollars in thousands):

	2003	2002	2001
Impairment of long-lived assets	$1,390	$2,350	$5,006
Store closures and lease termination costs	108	1,583	2,620
Liquidation and write-off of Tully’s Europe B.V (“TEB”)	—	46	1,036

Total	$1,498	$3,979	$8,662

(2)	During Fiscal 2003 the Company adopted a required change in accounting for goodwill and recorded the cumulative effect of this change in accounting principle as of April 1, 2002. See Note 9 of the Notes to the Consolidated Financial Statements.
(3)	The additional week during Fiscal 2000 accounted for $503,000 in net sales.
(4)	Includes capital leases. Long-term debt for Fiscal 2003, Fiscal 2002 and Fiscal 2001 includes the $3,000,000 convertible promissory note issued to an affiliate of Keith McCaw, a former director of the Company.
(5)	Store counts for Fiscal 2002, 2001, 2000, and 1999 include the seasonal store at Safeco Field, which was closed in Fiscal 2003 upon termination of the Safeco Field sponsorship agreement. Store counts exclude stores operated or franchised by foreign licensees.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of its results of operations and financial condition for the fiscal years ended March 30, 2003, March 31, 2002, and April 1, 2001. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. The Company believes that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of the Company’s business plans, the impact of competition, the effect of legal proceedings, and other risks summarized at “Item 1—Business—Risk Factors.”

Overview

Tully’s derives its revenues from sales from its:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for Fiscal 2003, Tully’s derived approximately 79.3% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	International division, which sells Tully’s-branded products to its foreign licensees and receives royalties and fees from those licensees.

From its founding through Fiscal 2001, the Company’s primary objectives were to establish the Tully’s brand, increase its revenues and expand its retail store base. Throughout this period and to date, the Company’s cash flow from operations has been insufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. These losses have been exacerbated by the weak economy in the Company’s principal geographic markets since 2001. During Fiscal 2002, the Company shifted its emphasis toward improving its operating performance and placed less emphasis upon expanding its retail store base and revenues. In Fiscal 2003, this shift in emphasis continued, reflecting Management’s view that the Company has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. The Fiscal 2003 initiatives toward improved productivity and operating performance include:

•	improving performance through new products, focused marketing support, and more effective product purchasing strategies,

•	closing stores not meeting Management’s financial criteria,

•	expanding the Wholesale and International divisions,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

In the fourth quarter of Fiscal 2003, the Company established its business plan for Fiscal 2004 (the “2004 Business Plan”). This plan defines the Company’s operating, financing, and capital investment strategies for Fiscal 2004. The 2004 Business Plan is focused even more strongly upon improving overall corporate operating performance, and upon the conservative use of capital. Fiscal 2004 initiatives expected to improve operating performance and cash flow include:

•	improving store performance of stores through new products, such as introducing Tully’s ice cream products to 22 more stores in Fiscal 2004,

•	enhancing marketing efforts, including refurbishing of store menu boards,

•	initiating selective retail price increases,

•	making cost of sales improvements through more efficient product purchasing,

•	closing at least two stores that do not meet Management’s financial criteria,

•	increasing sales in the Wholesale division, primarily from new customers,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004 compared to Fiscal 2003, although the Company expects to incur a net loss (inclusive of depreciation and amortization expense) in Fiscal 2004. Company Management believes that the extension of the Kent Central credit facilities, as described below under “Liquidity and Capital Resources,” together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 Business Plan, and the cash and cash equivalents of $993,000 at March 30, 2003, will be sufficient to fund ongoing operations of the Company through Fiscal 2004.

The number of retail stores operated by the Company are summarized as follows (excludes stores operated or franchised by foreign licensees):

	Fiscal Year Ended
	March 30, 2003	March 31, 2002	April 1, 2001
NUMBERS OF STORES IN OPERATION: (1)
Beginning of the Year	104	114	65

New Stores	1	2	51
Closed Stores	(5)	(12)	(2)

End of the Year	100	104	114

(1)	Including the seasonal store at Safeco Field that was closed during Fiscal 2003. One store was closed in April 2003, and 99 stores were in operation as of June 11, 2003.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal Year Ended
	March 30, 2003	March 31, 2002	April 1, 2001
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	46.6%	50.3%	53.5%
Store operating expenses	33.9%	33.8%	36.2%
Other operating expenses	3.7%	3.1%	7.2%
Marketing, general and administrative costs	18.3%	21.7%	31.2%
Depreciation and amortization	7.7%	8.9%	10.4%
Impairment of long-lived assets	2.7%	4.6%	11.9%
Store closure and lease termination costs	0.2%	3.1%	6.2%

Operating loss	(13.1)%	(25.5)%	(56.6)%

Other income (expense)
Interest expense	(1.3)%	(1.6)%	(1.8)%
Interest income	*	0.3%	0.1%
Gain on sale of investments	*	5.6%	—
Miscellaneous income (expense)	1.0%	(0.1)%	0.3%
Loan guarantee fee expense	(0.2)%	(0.4)%	(1.6)%

Loss before income taxes and cumulative effect of change in accounting principle	(13.6)%	(21.7)%	(59.6)%
Income taxes	*	*	*
Cumulative effect of change in accounting principle	(5.9)%	—	—

Net loss	(19.5)%	(21.7)%	(59.6)%

*	Amount is less than 0.1%

Fiscal Year Ended March 30, 2003 Compared To Fiscal Year Ended March 31, 2002

Net Sales

The Company’s net sales for Fiscal 2003 decreased $658,000, or 1.3%, to $50,800,000 as compared to net sales of $51,458,000 for Fiscal 2002. The decrease in net sales was comprised as follows:

Total Company Fiscal 2003 compared to Fiscal 2002 (thousands of dollars)	Increase (Decrease) in Net Sales
Retail division	$(1,170)
Wholesale division	662
International division	(142)
Other	(8)

Total Company	$(658)

The Retail division sales decrease represented a 2.8% decrease compared to Fiscal 2002. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Fiscal 2003 compared to Fiscal 2002 (thousands of dollars)	Increase (Decrease) in Net Sales
Sales decrease from non-performing stores closed in Fiscal 2002 and Fiscal 2003	$(1,490)
Comparable stores sales decrease	(278)
Sales increase from new stores	598

Total Retail division	$(1,170)

During Fiscal 2003 and Fiscal 2002, the Company closed a total of seventeen stores, which resulted in a sales decrease of $1,490,000 from Fiscal 2002 to Fiscal 2003, while three new stores opened during Fiscal 2003 and Fiscal 2002 and produced a net sales increase of $598,000 in Fiscal 2003 compared to Fiscal 2002. Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. After experiencing negative comparable store sales in Fiscal 2002, the Company has implemented programs to improve its comparable store sales, which have resulted in improving comparable store sales trends, as shown, during the four quarters of Fiscal 2003 and preliminary information for the first 12 weeks (ended June 22, 2003) of the First Quarter of Fiscal 2004 as depicted by this graph. Overall, comparable store sales for Fiscal 2003 decreased by (0.7%) compared to the previous year.

Graph below: Comparable store sales increase (decrease) for Fiscal 2002, for each of the four quarters of Fiscal 2003, and for the first 12 weeks of the First Quarter of Fiscal 2004, as compared to the corresponding periods in the previous fiscal year.

Management believes that the comparable store sales decreases for the periods reflected above reflect the effects of (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition (including the effects of new Tully’s stores opened during these periods), (iii) customers purchasing Tully’s coffee through supermarkets instead of Tully’s retail stores, and (iv) limited product innovation and marketing during Fiscal 2002. The Company believes that these negative factors have been offset by the effects from the closure of stores not meeting Management’s financial criteria, including customers of closed stores shifting their business to other Tully’s stores. The Company believes that favorable customer response to the Company’s product, marketing and service improvement initiatives is responsible for the comparable store increases during the last two quarters of Fiscal 2003 and the first twelve weeks of Fiscal 2004.

Wholesale division net sales increased $662,000, or 12.9%, to $5,778,000 for Fiscal 2003 from $5,116,000 for Fiscal 2002. The increase reflects a $945,000 sales increase due primarily to growth in the number of supermarkets selling Tully’s coffees, partially offset by a $283,000 decline in office coffee service sales. Wholesale division sales accounted for 11.4% of net sales in Fiscal 2003 and 10.0% in Fiscal 2002.

Net sales for the International division decreased by $142,000, or 2.9%, for Fiscal 2003 from $4,857,000 to $4,715,000 for Fiscal 2003. Although FOODX increased the number of its owned and franchised stores from 50 to 112 during Fiscal 2003, FOODX began to purchase coffee, supplies and equipment from Japanese suppliers rather than from the Company during this period. The shift toward more local procurement by FOODX will generally decrease the Company’s sales to FOODX, but will result in greater gross margins for the Company.

The growth in FOODX’s retail store base and business and the shift in its procurement resulted in a $728,000 increase in license royalties (related to the stores franchised by FOODX) and coffee roasting fees compared to Fiscal 2002, but also resulted in a decrease in sales of coffee and supplies of $870,000. International licensing fees, on an amortized basis, accounted for $130,000 of the increase in license royalties (Fiscal 2002 included only a partial year of such revenues). International division sales accounted for 9.3% and 9.4% of net sales in Fiscal 2003 and Fiscal 2002, respectively.

Operating Expenses

Cost of goods sold and related occupancy costs decreased $2,239,000, or 8.6%, to $23,666,000 in Fiscal 2003 from $25,905,000 in Fiscal 2002. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 46.6% for Fiscal 2003 compared with 50.3% for Fiscal 2002. These changes resulted primarily from:

•	the consolidation of the number of vendors from which the Company purchases supplies and inventory and improved purchasing,

•	improved inventory controls, including more careful management of perishable inventories and supplies, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses decreased $177,000, or 1.0%, to $17,213,000 in Fiscal 2003 from $17,390,000 in Fiscal 2002. As a percentage of net sales, store operating expenses remained unchanged at 33.9% for Fiscal 2003 compared to 33.8% for Fiscal 2002.

Other operating expenses (expenses associated with all operations other than retail stores) increased $322,000 or 20.4% to $1,903,000 in Fiscal 2003 from $1,581,000 in Fiscal 2002. As a percentage of net sales, other operating expenses increased to 3.7% for Fiscal 2003 compared to 3.1% for Fiscal 2002. This increase was primarily due to growth in selling costs related to the growth in the Wholesale division.

Marketing, general and administrative costs decreased $1,870,000, or 16.8%, to $9,290,000 in Fiscal 2003 from $11,160,000 in Fiscal 2002 reflecting Company efforts to reduce costs to levels appropriate for its revenue base. This decrease includes $175,000 in reduced costs under baseball park sponsorship agreements, a $624,000 decrease in professional fees, and a $178,000 decrease in stock option compensation expense.

Depreciation and amortization expense decreased $706,000, or 15.3%, to $3,894,000 in Fiscal 2003 from $4,600,000 in Fiscal 2002. During Fiscal 2003, the Company adopted the full provisions of SFAS 142 and therefore no amortization of goodwill was recorded in Fiscal 2003, compared to $252,000 recorded in Fiscal 2002. The reduction in depreciation and amortization expense also reflects the lower depreciable asset base caused by asset retirements and asset impairment charges (described below) during Fiscal 2001-2003.

Impairment of Long-Lived Assets

During Fiscal 2003 and Fiscal 2002, the Company performed reviews of its long-lived assets to determine whether such assets were impaired (see Note 10 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $1,390,000 was recognized in Fiscal 2003 compared to the non-cash impairment charge of $2,350,000 during Fiscal 2002. These non-cash charges represent the write-off of the goodwill, leasehold improvements and other long-lived assets determined to be impaired.

Store Closure and Lease Termination Costs

Store closure and lease termination costs were $108,000 for Fiscal 2003 as compared to $1,583,000 in Fiscal 2002. This decrease in the amount of costs associated with closure and disposal of stores (not meeting the Company’s financial criteria) and disposal of undeveloped property under leases is the result of the lower number of store closures and surplus properties to be disposed of in Fiscal 2003. See Note 18 of the Notes to the Consolidated Financial Statements.

Operating Loss

As a result of the factors described above, the Company had an operating loss of $6,664,000 in Fiscal 2003 as compared to the operating loss of $13,111,000 in Fiscal 2002, which is an improvement of $6,447,000 (49.2%) as compared to Fiscal 2002. The improvement includes a $2,435,000 reduction in the amount of charges for impairment of long-lived assets and for store closure and lease termination costs for Fiscal 2003 as compared to Fiscal 2002.

Other Income (Expense)

Interest expense decreased $164,000 or 20.2% compared to $812,000 for Fiscal 2002. The decrease relates to the lower level of average outstanding debt during Fiscal 2003 as compared to during Fiscal 2002 as the result of the repayment of the Company’s bank borrowings in Fiscal 2002 and the repayment of other notes and contracts, and the lower cost recorded for warrants issued in lieu of cash interest for the convertible note during Fiscal 2003. See Notes 13 and 14 of the Notes to the Consolidated Financial Statements.

Gains on sale of investments of $14,000 in Fiscal 2003 and $2,887,000 in Fiscal 2002 are the realized gains from the sale of the Company’s holdings of FOODX stock. The greater gain in Fiscal 2002 is the result of (i) lower cost per share on the shares sold in Fiscal 2002, (ii) higher selling price per share in Fiscal 2002, and (iii) more shares sold in Fiscal 2002.

Miscellaneous income (expense) increased $528,000 to income of $510,000 for Fiscal 2003 from expense of $18,000 for Fiscal 2002. The increase reflects primarily the Fiscal 2003 sale of certain intellectual property in the amount of $500,000 less approximately $40,000 of costs (See Note 15 of the Notes to the Consolidated Financial Statements).

Loan guarantee fee expense decreased $122,000 to $94,000 in Fiscal 2003 from $216,000 for Fiscal 2002 primarily as the result of the lower level of average outstanding debt during Fiscal 2003 that was subject to such fees, as compared to Fiscal 2002. These are non-cash fees paid with options or warrants (see Notes 13 and 17 of the Notes to the Consolidated Financial Statements).

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, the Company adopted the full provisions of SFAS 142. The Company performed an evaluation of its goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to the Company’s Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003. See Note 9 of the Notes to the Consolidated Financial Statements.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

Loss before Cumulative Effect of Change in Accounting Principle decreased $4,266,000 or 38.3% to $6,886,000 in Fiscal 2003 from $11,152,000 for Fiscal 2002. The smaller loss in Fiscal 2003 reflects the $6,447,000 improvement in operating loss during Fiscal 2003, partially offset by the smaller gain on sale of investments during Fiscal 2003 as compared to Fiscal 2002.

After the $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle, the Company had a net loss of $9,904,000 for Fiscal 2003 as compared to $11,152,000 for Fiscal 2002.

Fiscal Year Ended March 31, 2002 Compared To Fiscal Year Ended April 1, 2001

Net Sales

The Company’s net sales for Fiscal 2002 increased $9,356,000 or 22.2% to $51,458,000 as compared to net sales of $42,102,000 for Fiscal 2001. During the same period, Retail division sales increased 16% to $41,477,000 from $35,759,000. This $5,718,000 increase in Retail division sales resulted from the opening during Fiscal 2002 of two new retail stores ($390,000); and stores opened or acquired during Fiscal 2001 and operating for the full year in Fiscal 2002 contributed $8,178,000. These amounts were partially offset by a comparable store sales decrease of (6.9%) which represented a $1,662,000 decrease, and $1,235,000 of sales declines from twelve stores closed during Fiscal 2002. Management believes that the comparable store sales decrease was caused by (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) cannibalization of, or diversion of customers from, comparable stores by new Tully’s stores opened during Fiscal 2001, (iii) customers purchasing Tully’s ground coffee through supermarkets instead of Tully’s retail stores, and (iv) limited product innovation and marketing during Fiscal 2002. Comparable store sales are defined as sales generated in stores open for at least 12 months in each of the periods. At March 31, 2002, the Company operated 104 retail stores (including the Safeco Field store which operated seasonally).

Wholesale division net sales increased $333,000 or 7.0% to $5,116,000 for Fiscal 2002 from $4,783,000 for Fiscal 2001. The increase was due primarily to new supermarket and food service accounts, partially offset by declines in the office coffee service sales.

Net sales for the International division increased by $3,297,000 or 211.3% for Fiscal 2002 from $1,560,000 for Fiscal 2001. International licensing fees, on an amortized basis, accounted for $1,958,000 of the increase and sales of coffee and supplies to FOODX represented $1,339,000 of the increase.

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

Store operating expenses increased $2,154,000 or 14.1% to $17,390,000 in Fiscal 2002 from $15,236,000 in Fiscal 2001. Labor and other expenses from new stores operated during part of Fiscal 2001 but all of Fiscal 2002 generated $1,424,000 of the increase, two new stores opened in Fiscal 2002 represented $175,000 of the increase, and costs associated with stores closed in Fiscal 2002 accounted for $555,000 of the increase. As a percentage of net sales, store operating expenses decreased to 33.8% for Fiscal 2002 from 36.2% for Fiscal 2001. This decrease resulted from the closing of stores that did not meet Company expectations offset by an increase in labor and related costs.

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

Marketing, general and administrative costs (excluding non-cash stock option compensation expense) decreased $1,446,000 or 11.7% to $10,901,000 in Fiscal 2002 from $12,346,000 in Fiscal 2001 reflecting Company efforts to reduce costs to levels appropriate for its revenue base. The decrease reflects reduced spending on community relations and donations ($715,000), a reduction in professional fees and services of approximately $373,000, and reduced bad debt expense by $390,000. As a percentage of net sales, marketing, general and administrative costs decreased to 21.2% in Fiscal 2002 from 29.3% in Fiscal 2001. Non-cash stock option compensation expense decreased $523,000 or 66.9% to $259,000 in Fiscal 2002 from $782,000 in Fiscal 2001. As a percentage of net sales, stock option expense decreased to 0.5% for Fiscal 2002 from 1.9% for Fiscal 2001. Non-cash stock compensation expense is a non-cash charge representing the difference between the exercise price and fair market value of the stock at the date of grant and is recognized as expense over the vesting period.

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

Impairment of Long-Lived Assets

A non-cash charge of $2,350,000 for the impairment of long-lived assets was recognized during Fiscal 2002 compared to $5,006,000 during Fiscal 2001 under the application of FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). See Note 10 of the Notes to the Consolidated Financial Statements. The charge consists of a non-cash write-off of the goodwill, leasehold improvements and other long term assets determined to be impaired. As a result of the Fiscal 2002 impairment charge, depreciation and amortization expense for Fiscal 2003 on these assets will decline by approximately $350,000.

Store Closure and Lease Termination Costs

Store closure and lease termination costs of $1,583,000 for Fiscal 2002 reflect the Company’s estimate of write-offs to be made and costs to be incurred in connection with the closure of twelve retail stores (and the termination of the related leases), the termination of one lease (for an unopened store) and additional costs (in excess of the Fiscal 2001 estimate of costs) related to the termination of four leases identified for termination during Fiscal 2001. During Fiscal 2001, store closure and lease termination costs of $2,620,000 reflected the Company’s estimate of write-offs to be made and costs to be incurred in connection with the closure of the four retail stores (and termination of the related leases) and termination of 18 leases (for unopened stores, including the four leases eventually terminated in Fiscal 2002). Lease termination costs include rent, brokers fees, and other anticipated lease settlement costs, and were determined using management’s best estimate. During Fiscal 2002, the Company reached negotiated settlements for most of the store closures and lease terminations recognized in Fiscal 2002 and Fiscal 2001, however, accrued liabilities at March 31, 2002, include an accrual of approximately $852,000 with respect to those leases for which the Company has not yet reached a negotiated settlement. See Note 18 of the Notes to the Consolidated Financial Statements.

Operating Loss

As a result of the factors described above, the Company had an operating loss of $13,111,000 in Fiscal 2002 as compared to the operating loss of $23,797,000 in Fiscal 2001, which is an improvement of $10,686,000 (44.9%) as compared to Fiscal 2001. The improvement includes a $3,693,000 reduction in the amount of charges for impairment of long-lived assets and for store closure and lease termination costs for Fiscal 2002 as compared to Fiscal 2001.

Other Income (Expense)

Interest expense was essentially unchanged at $812,000 in Fiscal 2002 compared to $778,000 for Fiscal 2001. During Fiscal 2001 the Company repaid its bank line of credit, but incurred a full year of interest on the convertible promissory note in Fiscal 2002 compared to only a partial year in Fiscal 2001. See Note 14 of the Notes to the Consolidated Financial Statements.

Gain on sale of investments of $2,887,000 in Fiscal 2002 reflects the recognized gain from the sale of the Company’s holdings of FOODX stock.

Miscellaneous income (expense) decreased $157,000 to expense of $18,000 for Fiscal 2002 from income of $139,000 for Fiscal 2001. The decrease is largely due to the following losses that offset other income in Fiscal 2002: (i) the loss on the liquidation of TEB of $46,000 and (ii) the $39,000 loss on the sale of Company equipment.

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

Net Loss

Net loss decreased $13,905,000 or 55.5% to $11,152,000 in Fiscal 2002 from $25,057,000 for Fiscal 2001. The smaller net loss in Fiscal 2002 reflects the $3,693,000 reduction in charges relating to the impairment of long-lived assets and store closure and lease termination costs, and the $2,887,000 recognized gain on the Fiscal 2002 sale of the Company’s FOODX stock. The remaining $7 million improvement in net loss resulted from the increase in net sales (including the international license fee revenue), improved gross margins, cost management efforts, and lower financing costs in Fiscal 2002 as compared to Fiscal 2001. The Company recognized no income tax benefit from its net loss in Fiscal 2002 or Fiscal 2001. Net loss applicable to common stockholders decreased $13,905,000 or 55.5% to $11,152,000 from $25,057,000 for Fiscal 2001. There was no preferred stock dividend/accretion in Fiscal 2002 or Fiscal 2001. Net loss applicable to common stockholders per share decreased by $0.90 or 56.6% to $0.69 per share in Fiscal 2002 from $1.59 per share in Fiscal 2001.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, selected statement of cash flows data:.

	Fiscal Year Ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(6,886)	$(11,152)	$(25,057)
Adjustments for depreciation and other non-cash operating statement amounts	4,251	5,055	14,557

Net loss adjusted for non-cash operating statement amounts	(2,635)	(6,097)	(10,500)
Deferred licensing revenue cash received	—	16,200	—
Cash provided (used) for other changes in assets and liabilities	(652)	(3,140)	3,889

Net cash provided by (used in) operating activities	(3,287)	6,963	(6,611)
Proceeds from sale of investment in FOODX stock	1,829	3,025	—
Purchases of property and equipment	(1,186)	(3,024)	(11,020)
Additions to intangibles and other assets	—	(12)	(183)
Business acquisitions	—	—	(2,745)
Net borrowings (repayments) of debt	1,946	(6,282)	5,623
Proceeds from equity transactions	7	606	11,570
Other	—	—	(1,284)

Net increase (decrease) in cash and cash equivalents	$(691)	$1,276	$(4,650)

Cash used in operating activities in Fiscal 2003 was $3,287,000. In Fiscal 2002, operations provided cash of $6,963,000, which includes the cash receipt of $16,200,000 of advance license fees (which did not recur in Fiscal 2003) as discussed in Note 15 of the Notes to Consolidated Financial Statements, and also the Fiscal 2002 use of such proceeds to reduce approximately $4 million of accounts payable and accrued liabilities that had accumulated in Fiscal 2001. Operations used cash of $6,611,000 in Fiscal 2001 (which was reduced by the accumulation of approximately $4 million of accounts payable and accrued liabilities as of the end of Fiscal 2001). The effects of the advance collection of license fees and the accumulation (Fiscal 2001) and payment (Fiscal 2002) of accounts payable and accrued liabilities impacted the amounts of cash provided (used) by operating activities. Also during Fiscal 2001 there was a build-up of inventories of green (unroasted) coffee. Starting in Fiscal 2002, the Company has managed its inventories more closely and the green coffee inventory levels in Fiscal 2002 and Fiscal 2003 were typically $1-$2 million below the levels of Fiscal 2001.

Cash used in operating activities has improved during Fiscal 2002 and Fiscal 2003 as the result of the improvements in operating results discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Overview” and “Results of Operations.” As discussed therein, the Company’s loss before cumulative effect of change in accounting principle has decreased in both Fiscal 2003 and Fiscal 2002. The improvement in the Company’s loss was due in part to the reductions in the amount of non-cash charges during Fiscal 2003 and Fiscal 2002 (particularly the reductions in the impairment charges and in depreciation and amortization). However, excluding the effects of these non-cash charges, the cash flow from net loss adjusted for non-cash operating statement amounts improved in both Fiscal 2003 and Fiscal 2002 as compared to the preceding year. For Fiscal 2003 compared to Fiscal 2002, the net loss adjusted for non-cash operating statement amounts improved by $3,462,000, from a use of cash of $6,097,000 in Fiscal 2002 to a use of cash of $2,635,000 in Fiscal 2003. For Fiscal 2002 compared to Fiscal 2001, the net loss adjusted for non-cash operating statement amounts improved by $4,403,000, from a use of cash of $10,500,000 in Fiscal 2001 to a use of cash of $6,097,000 in Fiscal 2002.

Investing activities provided cash of $643,000 in Fiscal 2003 but used cash of $11,000 in Fiscal 2002 and used cash of $13,948,000 in Fiscal 2001. During Fiscal 2003 and Fiscal 2002, the Company’s investing activities focused on conversion of investments to cash, principally involving the sale of the Company’s holdings of FOODX stock, and received proceeds of approximately $1,829,000 (Fiscal 2003) and $3,025,000 (Fiscal 2002). More FOODX shares were sold in Fiscal 2002 than in Fiscal 2003, and all holdings have been sold. During Fiscal 2001 the investment activities focused on growing the number of stores in operation. Capital expenditures for property and equipment used cash of $11,020,000 in Fiscal 2001 and the purchase of businesses used another $2,745,000 of cash. The number of new stores was greatly reduced in Fiscal 2002 and Fiscal 2003. Cash used for capital expenditures was $1,186,000 in Fiscal 2003 and $3,024,000 in Fiscal 2002. The Company also acquired $723,000 of equipment in Fiscal 2003 through capitalized leases.

Financing activities provided cash of $1,953,000 in Fiscal 2003 and $15,909,000 in Fiscal 2001, but used cash of $5,676,000 in Fiscal 2002. In Fiscal 2003, financing activities consisted primarily of borrowings under the new Kent Central Lines (see Note 13 of the Notes to the Consolidated Financial Statements) and the payment of scheduled maturities of other obligations. In Fiscal 2002, the primary financing activity was the repayment of the bank credit line ($5,500,000), and other obligations, using proceeds from the advance license fees and from the sale of FOODX stock. In Fiscal 2001, financing activities consisted primarily of the raising of capital to fund capital expenditures, business purchases and operating losses, including $12,477,000 from issuance of preferred stock, $3,000,000 from issuance of the convertible note, and $2,500,000 of borrowings under the bank credit line.

Overall, the Company’s operating activities, investing activities, and financing activities used $691,000 of cash in Fiscal 2003 as compared to cash provided of $1,276,000 in Fiscal 2002 and cash used of $4,650,000 in Fiscal 2001.

As of March 30, 2003 the Company had cash and cash equivalents and short-term investments in the aggregate amount of $993,000, and a working capital deficit of $2,505,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories also are subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Subject to the limitations of the KCL Credit Line, increases in accounts receivable will generally increase the Company’s borrowing capacity under the Second KCL Line (See Note 13 of the Notes to the Consolidated Financial Statements). Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

Cash requirements for Fiscal 2004, other than normal operating expenses and the commitments described below, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, fixtures and equipment related to the introduction of other products into Tully’s stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. Management expects Fiscal 2004 capital expenditures will be approximately $545,000 and approximately $250,000 of additional store and roasting plant fixtures and equipment will be obtained through operating or capital leases.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004. As described in Note 13 of the Notes to the Consolidated Financial Statements, the Company has extended the maturities of its credit lines with Kent Central to October 1, 2004. Company Management believes that the extension of the Kent Central credit facilities, together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 Business Plan, and the cash and cash equivalents of $993,000 at March 30, 2003, will be sufficient for the Company to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the 2004 Business Plan does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if satisfactory financing opportunities become available in Fiscal 2004.

At March 30, 2003 the Company had total liabilities of $27,780,000 and total assets of $24,591,000, so that a deficit of $3,189,000 was reported for the shareholders’ equity of the Company, as compared with shareholders’ equity of $6,417,000 at March 31, 2002. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at March 30, 2003 include deferred licensing revenues in the aggregate amount of $14,007,000. The deferred licensing revenues will be liquidated through amortization of non-cash revenues of approximately $1.8 million annually in future operating statements, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing royalty of $14,007,000 for less than $1.4 million of future cash expenditures.

The following table summarizes the Company’s principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of March 30, 2003:

	Payments Due by Fiscal Year
	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
	(dollars in thousands)
Kent Central Credit Lines	$3,339	$239	$2,210	$890	$—	$—	$—
Other Notes Payable	143	138	4	1
Convertible Note	3,000	—	3,000	—	—	—	—
Capital Leases	715	216	207	79	19	19	175
Operating Leases	31,192	5,236	5,140	4,991	4,475	3,849	7,501
Green Coffee Purchase	2,800	2,800	—	—	—	—	—
Executive Employment (1)	65	65	—	—	—	—	—

	$41,254	$8,694	$10,561	$5,961	$4,494	$3,868	$7,676

Notes to Schedule:

(1)	Pursuant to the employment agreement with the Company’s Chief Executive Officer, and the employment letters for five other members of Company management, the Company has agreed to pay severance compensation to the Company’s CEO and these executives in the event their employment by the Company is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2003, the aggregate contingent obligation for severance to these six individuals was $673,000. In April 2003 one of these executive was terminated and the Company agreed to pay severance compensation of $65,000 in Fiscal 2004.

As of March 30, 2003, the Company had fixed price inventory purchase commitments for green coffee totaling approximately $2,800,000 for deliveries scheduled at various dates during Fiscal 2004. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote.

Since its formation, the Company has funded its capital investments and its losses primarily from the proceeds from common and preferred stock sales and (in Fiscal 2002) with proceeds from international licensing and supply agreements. The Company expects that additional sources of funding would be required fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from the 2004 Business Plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business, and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms are do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not complete the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and would be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

The Company’s articles of incorporation provide that its Series A Preferred Stock is senior to the common stock for a stated dollar amount of liquidation preference, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference for each of the Series A Preferred Stock and the holders of the common stock. If the Company were to sell all or a substantial portion of its assets in order to meet its operating needs and satisfy its obligations or were to be liquidated, the amounts available for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

In late 1999, the Company entered into a ten-year lease for the facility that houses the Company’s headquarters, roasting plant and distribution facilities in Seattle, Washington. During November 2002, the parties amended the lease in connection with the establishment of the new credit facility as described below and in Note 13 of the Notes to the Consolidated Financial Statements. When the Company first occupied this property in Fiscal 2001, the lessor funded $1,000,000 of tenant improvements to the property, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 the Company recorded $1,000,000 as a deferred lease cost liability, and has been amortizing this liability as rent was paid. Under the provisions of the new credit facility and the November 2002 lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the credit facility and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month. In addition, the amended lease provides that the lessor may, at its option, terminate the lease prior to the expiration of its term early by giving the Company 150 days written notice of termination. Although the lessor has listed the property for sale or lease, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the amended lease subject to possible further amendment as described below. However, if the lessor were to terminate the lease prior to the expiration of its term, early, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,324,000 at March 30, 2003. As described in Note 19 of the Notes to Consolidated Financial Statements, the lessor and another party have informed the Company of a possible sale of the property under which the prospective buyer would become lessor to the Company under the lease. The Company and the prospective buyer have negotiated a lease amendment, conditional upon the closing of the sale, which would, among other things, eliminate the 150-day termination provision.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. The Company’s critical accounting policies relate particularly to (1) revenue recognition and (2) evaluation for impairment of long-lived assets, and (3) lease termination reserves.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and International divisions are recognized upon shipment of the products. Allowances to Wholesale Division customers for retail distribution positions (“slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other Wholesale discounts and allowances are recognized in the period earned by the customer.

Revenues from advance license fees are recognized on the straight-line basis over the expected life of the agreements (ranging from eight to fifteen years). Management’s judgement is involved in determining the applicable amortization periods for these advance license fees. Royalty revenues are recognized in accordance with the license agreements based upon sales at specific licensee store locations. International coffee roasting fees are recognized when coffee is roasted for the licensee that is subject to the fee.

Evaluation of long-lived assets for impairment

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

Recognition and measurement of lease termination reserves

Periodically, the Company will determine that certain leases will be terminated and the store or other operation will be closed. At the time when agreements are reached, the Company accrues for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments and lease termination fees, and estimated sub-lease recoveries.

New Accounting Standards

See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7(a).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent less than two percent of the Company’s net sales. The Company currently has no foreign currency exchange rate exposure related to its purchasing of coffee beans, because all transactions are denominated in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in the Company’s business, the Company enters into fixed-price purchase commitments. The Company’s practice has been to annually contract for most of its green coffee bean purchases in advance for the next fiscal year. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of March 30, 2003, the Company had fixed price inventory purchase commitments for green coffee remaining for delivery in Fiscal 2004 totaling approximately $2,800,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote.

Under the credit lines described in Note 13 of the Notes to the Consolidated Financial Statements, the Company borrows at interest rates that are based upon the prime borrowing rate. From time to time, the Company has other transactions and agreements that include provisions for interest at a variable rate. Accordingly, the Company expects to be subject to fluctuating interest rates in the normal course of business during Fiscal 2004 and subsequent periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Tully’s Coffee Corporation, and the Reports of Independent Accountants, are filed as a part of this report on Form 10-K.

Report of Independent Accountants

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

We have audited the accompanying consolidated balance sheet of Tully’s Coffee Corporation as of March 30, 2003, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tully’s Coffee Corporation as of March 30, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during the year ended March 30, 2003 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

MOSS ADAMS LLP

Seattle, Washington

June 26, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

In our opinion, the consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended March 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of Tully’s Coffee Corporation at March 31, 2002 and for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements for any period subsequent to March 31, 2002.

See Note 2 for discussion of the Company’s recent and prospective liquidity issues.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

June 28, 2002

Tully’s Coffee Corporation

Consolidated Balance Sheets

	March 30, 2003	March 31, 2002
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$993	$1,684
Short-term investments	—	1,705
Accounts receivable, net of allowance for doubtful accounts of $173 and $349 at 2003 and 2002, respectively	1,239	1,071
Inventories	2,417	2,258
Prepaid expenses and other current assets	668	710

Total current assets	5,317	7,428
Property and equipment, net	17,079	20,297
Goodwill, net	523	3,572
Other intangible assets, net	994	1,120
Other assets	678	723

Total assets	$24,591	$33,140

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$2,389	$2,259
Accrued liabilities	3,034	3,018
Current portion of long-term debt and capital lease obligation	561	308
Deferred licensing revenue	1,838	2,112

Total current liabilities	7,822	7,697
Long-term debt, net of current portion	3,106	26
Capital lease obligation, net of current portion	360	127
Deferred lease costs	1,507	2,225
Convertible promissory note, net of discount	2,816	2,703
Deferred licensing revenue, net of current portion	12,169	13,945

Total liabilities	27,780	26,723

Commitments and contingencies (Note 19)
Stockholders’ (deficit) equity
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding at 2003 and 2002; stated value of $2.50 per share and a liquidation preference of $38,446 at 2003 and 2002	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized at 2003 and 2002; 16,409,187 and 16,320,613 shares issued and outstanding at 2003 and 2002, respectively, with a liquidation preference of $36,921 (2003) and $36,721 (2002)	9,272	9,265
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized 4,990,709 issued and outstanding at 2003 and 2002, stated value of $2.50 per share and a liquidation preference of $12,477 at 2003 and 2002	11,066	11,066
Deferred stock compensation	(161)	—
Additional paid-in capital	27,435	27,093
Accumulated other comprehensive loss	—	(110)
Accumulated deficit	(85,284)	(75,380)

Total stockholders’ (deficit) equity	(3,189)	6,417

Total liabilities and stockholders’ (deficit) equity	$24,591	$33,140

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands, except per share data)
Net sales	$50,800	$51,458	$42,102

Cost of goods sold and related occupancy expenses	23,666	25,905	22,505
Store operating expenses	17,213	17,390	15,236
Other operating expenses	1,903	1,581	3,011
Marketing, general and administrative costs	9,290	11,160	13,128
Depreciation and amortization	3,894	4,600	4,393
Impairment of long-lived assets	1,390	2,350	5,006
Store closure and lease termination costs	108	1,583	2,620

Operating loss	(6,664)	(13,111)	(23,797)

Other income (expense)
Interest expense	(648)	(812)	(778)
Interest income	21	124	50
Gain on sale of investments	14	2,887	—
Miscellaneous income (expense)	510	(18)	139
Loan guarantee fee expense	(94)	(216)	(671)

Total other income (expense)	(197)	1,965	(1,260)

Loss before income taxes and cumulative effect of change in accounting principle	(6,861)	(11,146)	(25,057)
Income taxes	25	6	—

Loss before cumulative effect of change in accounting principle	(6,886)	(11,152)	(25,057)
Cumulative effect of change in accounting principle	(3,018)	—	—

Net loss	$(9,904)	$(11,152)	$(25,057)

Net loss per share—basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.42)	$(0.69)	$(1.59)
Cumulative effect of change in accounting principle	$(0.18)	—	—
Net loss per share—basic and diluted	$(0.60)	$(0.69)	$(1.59)

Weighted average shares used in computing basic and diluted net loss per share	16,377	16,274	15,777

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Comprehensive Loss

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
Net loss	$(9,904)	$(11,152)	$(25,057)
Other comprehensive income (loss):
Unrealized holding gain on short-term investments, arising in the period	124	2,777	—
Less: Reclassification adjustment for realized gain on short-term investments, included in net loss	(14)	(2,887)	—

	110	(110)	—

Total comprehensive loss	$(9,794)	$(11,262)	$(25,057)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2003, March 31, 2002, and April 1, 2001

	Convertible Preferred Stock				Common Stock		Note receivable from stockholder	Additional paid-in capital	Accumulated deficit	Total
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount
Balance, April 2, 2000	15,378,264	$35,208	—	$—	15,491,334	$8,560	$(231)	$20,920	$(39,171)	$25,286
Issuance of 287,676 options in exchange for loan guarantees								669		669
Sale of preferred stock at $2.50 per share			4,990,709	12,477						12,477
Issuance of common stock warrants under terms of convertible promissory note								456		456
Beneficial conversion feature on convertible debt								456		456
Issuance of preferred stock warrants								1,555		1,555
Issuance of common stock in connection with purchase agreements					55,000	124				124
Issuance of common stock in connection with purchases of goods and services					59,737	127		85		212
Issuance of common stock to employee					6,044	13				13
Exercise of stock options					28,297	7				7
Stock issuance costs		(725)		(1,411)				725		(1,411)
Issuance of stock options								679		679
Exercise of common stock warrants					525,625	149				149
Note receivable from stockholder							(370)			(370)
Net loss									(25,057)	(25,057)

Balance, April 1, 2001	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$(64,228)	$15,245

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2003, March 31, 2002, and April 1, 2001

(continued)

	Convertible Preferred Stock				Common Stock		Note receivable from stockholder	Additional paid-in capital	Accumulated Other Comprehensive loss	Accumulated deficit	Total
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount
Balance, April 1, 2001	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$—	$(64,228)	$15,245
Issuance of common stock warrants in payment of accrued liability								599			599
Issuance of 105,112 options in exchange for loan guarantees								210			210
Issuance of common stock warrants under terms of convertible promissory note								480			480
Issuance of common stock in connection with purchases of goods and services					12,000	30					30
Exercise of stock options					10,076	3					3
Issuance of stock options								259			259
Exercise of common stock warrants					7,500	2					2
Issuance of common stock in connection with termination of grocery store agreement					125,000	250					250
Note receivable from stockholder							601				601
Other comprehensive loss									(110)		(110)
Net loss										(11,152)	(11,152)

Balance, March 31, 2002	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$—	$27,093	$(110)	$(75,380)	$6,417

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2003, March 31, 2002, and April 1, 2001

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount
Balance, March 31, 2002	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$27,093	$—	$(110)	$(75,380)	$6,417
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							28				28
Exercise of stock options					68,574	1					1
Issuance of stock options							217	(217)			—
Amortization of deferred stock compensation								56			56
Stock option expense							25				25
Exercise of common stock warrants					20,000	6					6
Other comprehensive loss									110		110
Net loss										(9,904)	(9,904)

Balance, March 30, 2003	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(85,284)	$(3,189)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(9,904)	$(11,152)	$(25,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	3,018	—	—
Depreciation and amortization	3,894	4,600	4,393
Impairment of long-lived assets	1,390	2,350	5,006
Store closure costs charged to operations	108	1,583	2,620
Gain on sale of investments	(14)	(2,887)	—
Stock option expense	81	259	782
Provision for doubtful accounts	168	7	797
Stock issued in exchange for services	—	280	127
Loan guarantee fee expense	69	210	669
Non-cash interest expense	598	566	163
Amortization of deferred licensing revenues	(2,043)	(1,913)	—

Net loss adjusted for non-cash operating statement amounts	(2,635)	(6,097)	(10,500)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(336)	(194)	(898)
Other receivables	—	—	(113)
Inventories	(159)	2,670	(1,241)
Prepaid expenses and other assets	(261)	(229)	1,198
Accounts payable	130	(3,136)	1,288
Accrued liabilities	(198)	(2,470)	2,490
Deferred lease costs	172	219	1,165
Deferred licensing revenue cash received	—	16,200	—

Net cash provided by (used in) operating activities	(3,287)	6,963	(6,611)

Cash flows from investing activities
Proceeds from the sale of investments	1,829	3,025	—
Purchases of property and equipment	(1,186)	(3,024)	(11,020)
Additions to intangible assets	—	(12)	(183)
Purchase of Marsee Baking and Coffee Station stores	—	—	(2,745)

Net cash provided by (used in) investing activities	643	(11)	(13,948)

Cash flows from financing activities
Net borrowings (repayments) under credit lines	2,449	(5,500)	2,500
Payments on notes payable and capital leases	(785)	(737)	(629)
Proceeds from notes payable	282	305	402
Payments on related party notes payable	—	(1,350)	—
Proceeds from related party notes payable	—	1,000	350
Proceeds from issuance of convertible promissory note	—	—	3,000
Proceeds from exercise of stock options and warrants	7	5	149
Proceeds from issuance of preferred stock	—	—	12,477
Stock issuance costs	—	—	(811)
Repayments of (increases in) note receivable from stockholder	—	601	(245)
Checks drawn in excess of bank balances	—	—	(1,284)

Net cash provided by (used in) financing activities	1,953	(5,676)	15,909

Net increase (decrease) in cash and cash equivalents	(691)	1,276	(4,650)
Cash and cash equivalents
Beginning of period	1,684	408	5,058

End of period	$993	$1,684	$408

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
Cash paid during the period for interest	$73	$246	$591

Non-cash investing and financing activity
Accounts payable to purchase equipment	—	121	2,390
Issuance of warrants in payment of accrued liabilities	—	599	1,555
Available-for-sale securities received for deferred licensing revenue	—	1,771	—
Capital leases for purchase of equipment	723	—	—
Notes issued to purchase equipment	—	—	10
Deferred lease cost (tenant improvement allowance) converted to long-term debt	890	—	—
Common stock issued to purchase equipment and leasehold improvements	—	—	124
Debt discount due to beneficial conversion feature	—	—	456
Liability incurred for underwriting fees to be paid in equity	—	—	599

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements

1.    The Company and significant accounting policies

The Company and nature of operations

Tully’s Coffee Corporation (the “Company”) was formed in 1992 for the purpose of developing and operating retail specialty coffee stores that feature high-quality, premium roasted whole bean coffees developed and roasted by the Company. The Company’s stores sell high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that features its coffees and its premium softened ice cream (introduced in Fiscal 2003). The stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment. As of June 11, 2003, the Company’s Retail division operated 99 retail stores located principally in the Seattle, San Francisco, Portland (Oregon) and Los Angeles metropolitan areas.

The Company’s Wholesale division sells the Company’s premium roasted whole bean coffees and related supplies and accessories to domestic customers in the food service, supermarket, restaurant, office coffee service and institutional channels.

The International division has licensed third parties to operate Tully’s-branded stores and to sell Tully’s-branded coffee and other products in Asia (See Note 15). The Company has a license and supply agreement with FOODX Globe Co., Ltd. (“FOODX”) formerly known as Tully’s Coffee Japan (“TCJ”), which, as of June 11, 2003, operated 85 Tully’s retail stores in Japan and had franchised 32 Tully’s stores in Japan. The Company has licensed Ueshima Coffee Company (“UCC”) to use the Tully’s brand to operate specialty coffee stores throughout Asia other than Japan, and during Fiscal 2003 UCC opened its first Tully’s-branded store, in Seoul, South Korea.).

Fiscal periods

The Company’s fiscal year ends on the Sunday closest to March 31st. The Company records revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) each included 52 weeks. The fiscal year ending March 28, 2004 (“Fiscal 2004”) will also include 52 weeks.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Trade Accounts Receivable

The Company provides products to approved customers on an open account basis. The Company generally does not require collateral on trade receivables. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on the risk of specific customers. Historically, credit related losses on trade receivables have not been significant (see Note 4 regarding Fiscal 2001 losses related to former international licensees).

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. The Company’s sourcing and merchandising process is centralized, but each store generally orders its individual requirements from the Company’s distribution facility and the Company’s authorized vendors. The Company purchases its green coffee beans primarily from three vendors and is not significantly dependent on any single source of supply.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated useful lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life, generally 3 to 15 years. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced below cost due to impairment charges (See Note 8).

Goodwill and other intangible assets

Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the life of the lease, including options to renew. Goodwill was amortized on the straight-line method over 15 years (prior to Fiscal 2003). Other intangible assets are amortized on the straight-line method over 5 to 15 years. Effective April 1, 2002, the Company ceased amortization of goodwill as described in Note 9.

Impairment of long-lived assets

Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.

Lease termination costs

Periodically, the Company will determine that certain leases will be terminated and the location will be closed. At such determination, the Company accrues for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments, lease termination fees, and sub-lease recoveries.

Segment reporting

The Company is organized into three principal business units. The Company complements its domestic Retail division’s operations with additional channels for distribution of its branded products which the Company manages as separate business segments: (1) its International division, which sells Tully’s coffee and related products and supplies to the Company’s foreign licensees and manages the relationships with these licensees, and (2) its Wholesale division, which sells Tully’s coffee and related products and supplies to domestic resellers in the supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for the Company’s mail order and internet sales activities.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and International divisions are generally recognized upon shipment of the products. Allowances to Wholesale Division customers for retail distribution positions (“slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other Wholesale discounts and allowances are recognized in the period earned by the customer.

Revenues from advance license fees are recognized on the straight-line basis over the expected life of the agreements (ranging from eight to fifteen years). Royalty revenues are recognized in accordance with the license agreements based upon sales at specific licensee store locations. International coffee roasting fees are recognized in the period when coffee is roasted for the licensee.

Concentrations of credit risk

The Company sells to various individuals and organizations. Accounts receivable at March 30, 2003 and March 31, 2002 include amounts due from FOODX, which represented 8% and 28% of the respective totals.

Store pre-opening costs

Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

Costs incurred for advertising and promotions are expensed in the periods to which the promotions are applicable and totaled $1,330,000, $1,630,000, and $1,406,000 during Fiscal 2003, 2002 and 2001, respectively. Included in advertising and promotions are baseball park and other sponsorship fees totaling approximately $1,187,000, $1,392,000, and $1,323,000, during Fiscal 2003, 2002 and 2001, respectively.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Rent expense

The Company operates in leased buildings. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such “stepped” rent expense is recorded on a straight-line basis over the respective terms of the leases. Certain leases require contingent rent based on gross sales and such rent expense is recognized as incurred.

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

The Company has recorded a valuation allowance against net deferred tax assets as the Company could not conclude that it was more likely than not that the tax benefits from temporary differences and net operating loss carryforwards would be realized. In subsequent periods, the Company may reduce the valuation allowance, provided that the possibility of utilization of the deferred tax assets is more likely than not.

Fair value of financial instruments

The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. The Company believes the carrying amounts of the Company’s notes payable, line of credit and long-term debt approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands, except per share data)
Stock-based employee compensation cost
As reported	$81	$259	$782
Pro forma	$162	$390	$825
Net loss-as reported	$(9,904)	$(11,152)	$(25,057)
Net loss-pro forma	$(9,823)	$(11,283)	$(25,100)
Basic and diluted loss per common share
As reported	$(0.60)	$(0.69)	$(1.59)
Pro forma	$(0.60)	$(0.69)	$(1.59)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2003, 2002 and 2001:

Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
Risk free interest rate	3.61% to 5.09%	4.57% to 5.39%	5.03% to 6.17%
Expected lives	3-10 years	3-10 years	5-10 years
Expected volatility	80%	80%	0% to 70%

Net loss per share

Basic loss per share is calculated as net loss applicable to the common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, including options, warrants, convertible preferred stock and convertible debt computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if the effect of including the common stock equivalent shares is antidilutive. The Company had a net loss for all periods presented herein; therefore none of the options, warrants, convertible preferred stock or convertible debt outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments were convertible into a total of 33,360,408, 31,874,014, and 31,539,220 shares of common stock and were excluded from the calculations of diluted loss per share for Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

New accounting standards

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued by the FASB in June 2001. The statement changes the accounting for goodwill from an amortization method to an impairment only approach, and Tully’s was required to adopt it for Fiscal 2003. Prior to the adoption of SFAS 142, the Company amortized goodwill using the straight-line method over the estimated life of fifteen years. Upon adoption of SFAS 142, the Company ceased amortization of goodwill, thereby eliminating approximately $235,000 in amortization expense for the year ended March 30, 2003.

SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During the thirteen-week period ended September 29, 2002 (“Second Quarter 2003”), Tully’s completed an impairment evaluation of its goodwill as of April 1, 2002, and determined that a non-cash impairment charge of $3,018,000 should be recorded. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (See Note 9).

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, although early application is permitted. The Company believes that the adoption of SFAS 143 will not have a material impact on the Company’s financial position or the results of its operations.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS 144 in Fiscal 2003 (See Note 10).

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections “ (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company believes that the adoption of SFAS 145 will not have a material impact on the Company’s financial position or the results of its operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost is recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future expenses and liabilities. The Company adopted SFAS 146 in Fiscal 2003.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148”), which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS 148 will be effective for fiscal years beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 (which is voluntary) would not have a material impact on the Company’s financial position or the results of its operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for certain contracts entered into or modified after June 30, 2003, and for certain hedging relationships designated after June 30, 2003. Implementation of this Statement is not expected to have an impact on the Company’s financial condition or results of operations.

2.    Liquidity

From its founding through Fiscal 2001, the Company was focused primarily upon development of its brand and growth of its retail store base and revenues. The Company funded its capital investments and its losses during this period primarily from the proceeds from common and preferred stock sales and (in Fiscal 2002) with proceeds from international licensing and supply agreements.

During Fiscal 2002, the Company started to emphasize improvements in operating performance and place less emphasis upon growth of its retail store base and revenues, in response to the more difficult economy of 2001. In Fiscal 2003, this shift in emphasis continued, reflecting Management’s view that the Company had sufficiently developed its brand identity and that greater emphasis should be placed on overall corporate operating performance. The initiatives toward improved operating performance and productivity include (1) improvement in the performance of stores through introduction of new products, marketing support, and improved product purchasing, (2) closure of non-performing stores, (3) growth of the Wholesale and International divisions, (4) reductions in marketing, general and administrative costs, and (5) reduced cash usage for purchases of property and equipment.

In the fourth quarter of Fiscal 2003 (“Fourth Quarter 2003”), the Company established its business plan for Fiscal 2004 (the “2004 Business Plan”). This plan defines the Company’s operating, financing, and capital investment strategies for Fiscal 2004. The 2004 Business Plan is focused even more strongly upon improving overall corporate operating performance, and upon the conservative use of capital. Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004. As described in Note 13, the Company has extended the maturities of its credit lines with Kent Central to October 1, 2004. Company Management believes that the extension of the Kent Central credit facilities, together with the operating cashflows, financing

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

cashflows, and investing cashflows reflected in the 2004 Business Plan, and the cash and cash equivalents of $993,000 at March 30, 2003 will be sufficient for the Company to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the 2004 Business Plan does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if attractive financing opportunities become available in Fiscal 2004.

The Company expects that additional sources of funding would be required to fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from the 2004 Business Plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not complete the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and would be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

At March 30, 2003 the Company had total liabilities of $27,780,000 and total assets of $24,591,000, so that a deficit of $3,189,000 was reported for the shareholders’ of the Company, as compared with shareholders’ equity of $6,417,000 at March 31, 2002. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at March 30, 2003 include deferred licensing revenues in the aggregate amount of $14,007,000. The deferred licensing revenues will be liquidated through amortization of non-cash revenues of approximately $1.8 million annually in future operating statements, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing royalty of $14,007,000 for less than $1.4 million of future cash expenditures.

As of March 30, 2003 the Company had cash and cash equivalents and short-term investments in the aggregate amount of $993,000, and a working capital deficit of $2,505,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Subject to the limitations of the credit line, increases in accounts receivable will generally increase the Company’s borrowing capacity under the Second KCL Line (see Note 13). Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

3.    Acquisitions

In September 2000, the Company purchased the assets and real property leases of four stores from Coffee Station, Inc. as an entry into the Los Angeles market. The purchase also included one Seattle area store. In December 2000, the Company purchased the assets and real property leases of nine stores from Tri-Brands, Inc., dba Marsee Baking as an entry into the Portland market. The Company paid approximately $2,745,000 in cash and incurred liabilities of $498,000 for these stores. All of these acquisitions were accounted for as purchases.

4.    Allowance for doubtful accounts

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
Balance, beginning of the year	$349	$652	$357
Additions charged to costs and expenses	168	7	797
Write-offs and other deductions	(344)	(310)	(502)

Balance, end of the year	$173	$349	$652

During Fiscal 2001, the reserve was increased to provide for approximately $375,000 of receivables from Tully’s Europe B.V. In February 2000, the Company participated in the formation of Tully’s Europe B.V., resulting in an approximate 50% interest. In the fourth quarter of Fiscal 2001, three of the four stores operated by Tully’s Europe B.V. were closed because of continued operating losses. As a result, in Fiscal 2001 the Company wrote off its $661,000 investment in and $375,000 of trade receivables from Tully’s Europe B.V. and during Fiscal 2002, the Company and its joint venture partner sold the remaining store location and liquidated the joint venture.

During Fiscal 2001, the reserve also was increased to provide for approximately $282,000 of receivables from Spinelli Pte. Ltd. (“SPL”), the licensee of the Company’s Spinelli brand in Singapore and Taiwan. The receivables from SPL related to licensing fees and other amounts that were owed by SPL to the Company, but due to a dispute with SPL and legal action by the Company these were fully reserved in Fiscal 2001. In connection with the Fiscal 2003 agreement with SPL (See Note 15), the receivable has been written off against the corresponding amount in the allowance for doubtful accounts.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

5.    Inventories

Inventories consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Coffee
Unroasted	$1,057	$531
Roasted	454	657
Other goods held for sale	478	568
Packaging and other supplies	428	502

Total	$2,417	$2,258

6.    Investments

Short-term investments at March 31, 2002 consisted of available-for-sale securities, which are subject to significant risk of changes in value. The Company’s short-term investment balance at March 31, 2002 consisted of the common stock of FOODX. Management determines the appropriate classification of these securities at the time of acquisition and reevaluates such designation at each balance sheet date. Investments that have been classified as a current asset represent securities that management anticipates will be sold within the next twelve months. These investments are denominated in Japanese yen and are translated at the exchange rate on the balance sheet date. Gains from the sales of securities are calculated based on the first-in, first-out basis. Unrealized gains and losses on available-for-sale securities are excluded from the results of operations and are reported as a component of other comprehensive income (loss).

During Fiscal 2003 the Company sold its remaining shares of FOODX stock for net proceeds of $1,829,000 and a realized gain of $14,000. During Fiscal 2002, the Company sold 626 shares of FOODX common stock for net proceeds of $3,025,000 and recorded a realized gain of $2,887,000.

7.    Other assets

Other assets consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Security deposits	$315	$311
Prepaid deferred licensing expenses	352	394
Other	11	18

Total	$678	$723

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

8.    Property and equipment

Property and equipment consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Facility under capital lease	$88	$88
Machinery and equipment	10,426	9,252
Leasehold improvements	13,710	16,282
Furniture and fixtures	3,609	4,379
Software	905	905

	28,738	30,906
Less: Accumulated depreciation and amortization	(11,659)	(10,609)

Total	$17,079	$20,297

Accumulated depreciation related to the facility held under capital lease as of March 30, 2003 and March 31, 2002 was $50,000 and $47,000, respectively.

9.    Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Goodwill	$523	$4,280
Leasehold interests	278	278
Lease commissions	214	240
Trademark and logo design costs	407	407
Covenants not to compete	346	371
Other	23	23

	1,791	5,599
Less accumulated amortization
Goodwill	—	(708)
Other intangible assets	(274)	(199)

Total	$1,517	$4,692

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Balance as of March 31, 2002	$3,572
Transition impairment adjustment recorded as the cumulative effect of a change in accounting principle as of April 1, 2002	(3,018)

Balance as of April 1, 2002	$554

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	2003	2002	2001
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(9,904)	$(11,152)	$(25,057)
Add back cumulative effect of change in accounting principle	3,018	—	—
Add back goodwill amortization	—	252	243

Adjusted net loss	$(6,886)	$(10,900)	$(24,814)

Basic and diluted loss per share:
Reported loss per share	$(0.60)	$(0.69)	$(1.59)
Add back-
Cumulative effect of change in accounting principle	$0.18	—	—
Goodwill amortization	—	0.02	0.02

Adjusted basic and diluted loss per share	$(0.42)	$(0.67)	$(1.57)

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. The Company has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. During the Fourth Quarter 2003, the analysis was performed, and impairment of $31,000 was recorded.

Intangibles assets (other than goodwill) totaled $1,268,000 and $1,319,000 at March 30, 2003 and March 31, 2002. Accumulated amortization of these intangible assets totaled $274,000 and $199,000 at March 30, 2003 and March 31, 2002. The total amortization expense of intangible assets was $108,000, $116,000 and $153,000 in Fiscal 2003, Fiscal 2002 and Fiscal 2001, respectively. Amortization expense for these intangible assets at March 30, 2003 is estimated to be $100,000 in Fiscal 2004 and Fiscal 2005, $79,000 in Fiscal 2006, $77,000 in Fiscal 2007 and $69,000 in Fiscal 2008.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

10.    Impairment of long-lived assets

During the Fourth Quarter 2003, the Company recognized a non-cash impairment loss of $1,390,000 in accordance with the provisions of SFAS 144 and SFAS 142. Of the total impairment loss, $31,000 represents impairment of goodwill (See Note 9) and $1,359,000 relates to impairment of leasehold improvements and equipment. The review was performed in recognition of the impact from a continuing weak economy in the Company’s principal markets and in connection with the development and implementation of the 2004 Business Plan. An impairment was identified based on this review. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During Fiscal 2002, the Company recognized a non-cash impairment loss of $2,350,000. Of the total impairment loss, $49,000 represented impairment of goodwill and other assets, and $2,301,000 related to impairment of leasehold improvements and equipment. The effects of continued economic weakness, the impact from the tragedies of September 11, 2001, capital constraints and the changing Company strategy indicated that another review of the individual stores was required. An impairment was identified based on this review.

In Fiscal 2001 the Company recognized a non-cash impairment loss of $5,006,000. Of the total impairment loss, $1,697,000 represented impairment of goodwill and other assets and $3,309,000 related to impairment of leasehold improvements and equipment. The effects of a slowing economy, capital constraints, and continued losses indicated that a review of the individual stores was required. An impairment was identified based upon this review.

11.    Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$11,713	$8,836
Stock options	1,888	1,859
Deferred licensing revenue	4,962	5,717
Unrealized loss on investments	—	39
Property and equipment	2,233	746
Asset impairment, store closures and lease termination costs	1,919	2,089
Deferred lease costs	853	792
Allowance for doubtful accounts	61	124
Accrued vacation	157	120
Other	58	31

Total deferred tax assets	23,844	20,353

Deferred tax liabilities—None
Less: Valuation allowance	(23,844)	(20,353)

Net deferred tax asset	$—	$—

At March 30, 2003, the Company had tax net operating loss carryforwards of approximately $31,000,000 that expire between 2013 and 2023.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company’s ability to use its net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	2003	2002	2001
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	(1.6)%	(1.6)%
Change in tax rate	—	—	—
Other	0.3%	1.9%	1.3%
Valuation allowance	35.3%	33.7%	34.3%

	—%	—%	—%

Because of the Company’s net operating losses, no tax expense or benefit has been allocated to other comprehensive income.

12.    Accrued liabilities

Accrued liabilities consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Employee wages and taxes	$1,205	$750
Professional fees and services	253	191
Accrued lease termination and store closure costs	245	852
Accrued real estate and property taxes	347	455
Other	984	770

Total	$3,034	$3,018

13.    Credit lines and long term debt

On November 1, 2002, the Company entered into a borrowing arrangement with Kent Central LLC (“KCL”) that is secured by substantially all of the Company’s assets (the “KCL Credit Line”). KCL is also lessor of the building that houses the Company’s headquarters, roasting plant and distribution facility (See Note 19). The parties agreed to amend this lease in connection with the establishment of the KCL Credit Line. When the Company first occupied these premises in Fiscal 2001, KCL (as lessor) funded $1,000,000 of tenant improvements to the premises, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 the Company recorded this $1,000,000 amount as a deferred lease cost liability, and (prior to the establishment of the KCL Credit Line) was amortizing this liability as rent was paid. Under the provisions of the KCL Credit Line and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the KCL Credit Line and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.

Certain directors and shareholders of the Company (the “Guarantors”) have, in the aggregate, guaranteed $2,000,000 of the borrowings under the KCL Credit Line. Borrowings under the KCL Credit Line bear interest at prime less  1/2%, and a 3% loan fee is paid annually. The KCL Credit Line was in the initial amount of $2,000,000 in addition to the $890,037 unamortized tenant improvement allowance. The terms of the KCL Credit Line and a related agreement among the Company and the Guarantors include provisions that, among other

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets (under this provision, approximately $19,000 has been repaid to KCL through June 26, 2003 and the allowable borrowings under the KCL Credit line have been reduced by such amount), and upon certain changes or events relating to the Guarantors. The Company has agreed to indemnify the Guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of KCL).

In consideration for providing the guaranties, the Company is required to issue warrants to the Guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month. Thus, if the Company’s borrowings under the KCL Credit Line are $2,000,000 or more during each month of a year, the Company would issue warrants exercisable for an aggregate of 740,640 shares of common stock for the year. The Company is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants. Through June 11, 2003, the Company has granted warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued January 2003 for the Fiscal Quarter Ended December 30, 2002	74,064	30,860	104,924
Warrants issued May 2003 for the Fiscal Quarter Ended March 30, 2003	111,096	70,758	181,854

Total Warrants Issued	185,160	101,618	286,778

On March 3, 2003, KCL and the Company entered into an amendment to the promissory note for the KCL Credit Line, providing an additional borrowing facility for the Company (the “Second KCL Line”). Borrowings under the Second KCL Line are secured by substantially all of the Company’s assets and bear interest at prime plus 4%, and a 1.5% loan fee is paid annually on the line amount (including unused line). Borrowings under the Second KCL Line are limited to the lesser of $1,000,000 or 100% of eligible accounts receivable. The Second KCL Line is not guaranteed by the Guarantors, however KCL and the Guarantors have agreed that KCL’s security interest under the Second KCL is senior to the security interests of the Guarantors under their guaranties of the KCL Credit Line.

On June 26, 2003, the Company and KCL amended the terms of the KCL Credit Line and the Second KCL Line. Under the terms of the amendment, all borrowings under the Second KCL Line must be repaid in full by October 1, 2004 and all borrowings under the KCL Credit Line must be repaid in full by October 1, 2004, except for $890,037 that must be repaid in full by April 29, 2005. Further, the amended note requires the Company to make payments of principal on the KCL Credit Line as follows (these principal payments will reduce both the outstanding obligation and the amount which may be borrowed under the KCL Credit Line):

Principal payments due in Fiscal quarters ending	(dollars in Thousands)
September 28, 2003	$ 60
December 28, 2003	90
March 28, 2004	120
June 27, 2004	150
September 26, 2004	180
December 26, 2004	Remaining debt, excluding $890 due April 29, 2005

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Management expects that total borrowings under the KCL Credit Line and the Second KCL Line will not be less than $3,100,000 during Fiscal 2004, and that amount is therefore classified as long-term debt in the balance sheet at March 30, 2003. At March 30, 2003 the annual interest rate (exclusive of the loan fees) for the KCL Credit Line was 3.75% and for the Second KCL Line was 8.25%.

During Fiscal 2001 the Company borrowed from a bank under a bank loan agreement. As of April 1, 2001, the Company was indebted to the bank for $5,500,000, and on October 1, 2001 the Company fully repaid the outstanding borrowings under the bank loan agreement and terminated the bank loan agreement. The borrowings were collateralized by substantially all of the Company’s assets and were guaranteed by two directors of the Company. As compensation for the guarantee, the two directors were issued stock options (See Note 20).

Obligations under the KCL credit facilities, and other long-term debt consist of the following:

	March 30, 2003	March 31, 2002
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,874	$—
Borrowings under the Second KCL Line	465	—
Notes and contracts payable in monthly installments of $5,000 as of March 31, 2002, including interest ranging from 3.25% to 12.0%, maturing October 2003 through June 2005, collateralized by various equipment	25	173
Note payable repaid in Fiscal 2003	—	28
Note payable for purchase of insurance, payable in monthly installments of $37,000 as of March 30, 2003, including interest at 5.85%, through June 2003, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	119	133

	3,483	334
Less: Current portion	(377)	(308)

Total	$3,106	$26

Future principal payments on the KCL credit facilities and other long-term debt are as follows (dollars in thousands):

Fiscal year
2004	$377
2005	2,215
2006	891

Total	$3,483

14.    Convertible promissory note

In December 2000, the Company issued a convertible note in the principal amount of $3,000,000 to an affiliate of a then-director of the Company. At any time prior to the earlier of January 2, 2005 or repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock. For each $100,000 of debt outstanding on each January 1st, the Company will issue warrants to purchase 8,000 shares of common stock to the note holder in lieu of interest on the outstanding principal balance. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2001, the Company issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The fair value of the notes was determined to be $2,544,000 and the warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $456,000, using the Black Scholes valuation model.

Upon issuance, the note was immediately convertible into Series A Preferred Stock at the note holder’s option and was therefore deemed to have a beneficial conversion feature in the amount of $456,000. The beneficial conversion feature is analogous to interest and will be allocated to interest expense over the life of the note. The unamortized portion of the beneficial conversion feature was $184,000 at March 30, 2003 and $297,000 at March 31, 2002 and is recorded as a discount to the debt.

Since the issuance of the note, the Company has recorded additional non-cash interest expense in recognition of the additional warrants issued in lieu of cash interest payments. As of January 1, 2002 and January 1, 2003, the Company issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The warrants, which have an exercise price of $.01 per share, were determined to have a fair value of approximately $480,000 and $72,000 on January 1, 2002 and January 1, 2003, respectively, using the Black Scholes valuation model. These amounts have been recorded as a deferred charge and then are amortized to interest expense over the applicable year.

Due to the amortization of the beneficial conversion feature and of the warrants, the Company recorded a non-cash charge to interest expense of $498,000 in Fiscal 2003, $565,000 in Fiscal 2002 and $163,000 in Fiscal 2001.

15.    International Licenses and Deferred Licensing Revenue

In April 2001, the Company granted UCC an exclusive, perpetual license to use Tully’s business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. The Company has accounted for this payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over the remaining term of the prepaid royalties under the agreement. Commencing in April 2009, UCC is required to pay the Company a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia (other than Japan). Under this agreement, the Company has granted a security interest in certain of its intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the territories described in the License Agreement. The $12,000,000 license fee payment was the net payment after applicable Japanese tax withholdings of approximately $1.2 million paid by UCC to the taxing authority, which amount is subject to refund by the Company to UCC in the event the Company receives a tax credit for such taxes.

The Company has license and supply agreements with FOODX. During August 2002, TCJ changed its name to FOODX as part of a strategy to operate multiple restaurant strategies, including Tully’s Coffee stores in Japan. Under the license agreement, as amended in Fiscal 2002, FOODX has the right to use the Tully’s trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. FOODX is required to pay licensing fees to the Company based upon franchised store revenues. The supply agreement, as amended during Fiscal 2002, allows FOODX to roast Tully’s coffee in Japan and to purchase other supplies and materials from sources other than the Company, subject to quality and pricing requirements. FOODX is required to pay a fee to the Company based upon the volume of coffee roasted in Japan. FOODX commenced coffee roasting in Japan during Fiscal 2003, using UCC as its Japanese coffee roaster.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In consideration for license rights and in connection with the formation of FOODX, the Company received 824 shares of FOODX stock. On October 1, 2001, the Company received $4,200,000 in cash and 300 additional shares of FOODX common stock (valued at $1,771,000 on that date) in connection with the amendment of its supply agreement with FOODX. The Company accounted for the October 1, 2001 payment as deferred licensing revenue and is amortizing this amount into income on a straight-line basis over fifteen years, the estimated life of the agreement.

Deferred licensing revenues are summarized as follows:

	Years Ended
	March 30, 2003	March 31, 2002
	(dollars in thousands)
Cash license fee payment from UCC	$—	$12,000
Cash supply agreement fee from FOODX	—	4,200

Total cash received for deferred licensing revenues	—	16,200
FOODX common stock fee received		1,771
Less: Amortization of deferred licensing revenues included in income	(2,043)	(1,913)
Other, net	(7)	(1)

Net increase (decrease) in deferred revenues for the year	(2,050)	16,057
Deferred licensing revenues
Beginning of year	16,057	—

End of year	14,007	16,057
Less: Current portion	(1,838)	(2,112)

Non-current portion of deferred licensing revenue	$12,169	$13,945

In Second Quarter 2003, the Company assigned its intellectual property rights outside of the United States relating to its Spinelli brand, including the trademarks and related goodwill, to SPL. Under the agreement, SPL paid $500,000 to the Company. The Company retains certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan. The $500,000 purchase price, less approximately $40,000 of costs, was reported as “other—miscellaneous income” in Fiscal 2003.

16.    Related party notes

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

17.    Related-party transactions

In connection with the KCL Credit Line, warrants to purchase shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2003, and the Company is obligated to issue additional warrants as compensation to the Guarantors (See Note 13).

During Fiscal 2001, the Company paid approximately $445,000 to a company controlled by the Company’s chairman and former chief executive officer (the “Chairman”) for real estate services provided in connection with the Company’s new stores, the Company’s corporate expenses paid by that company and advances made to the Chairman. In addition, during Fiscal 2001, the Company made charitable contributions of approximately $241,000 on behalf of a foundation organized by the Chairman (the “Foundation”). As a result of these payments and contributions, at April 1, 2001, the Company had a receivable of approximately $601,000 from its Chairman and the Foundation. In August 2001 the Chairman and the Foundation repaid these receivables in full, plus interest at the rate of prime plus one percent per annum.

During Fiscal 2001, the Company paid $25,000 to O’Keefe & Associates, an executive search firm controlled by the brother of the Chairman, in conjunction with two executive search assignments.

Prior to its repayment (See Note 13), the Company’s line of credit was guaranteed by the Chairman and a director in consideration for a combined guarantee fee of one percent (1.0%) of the line’s monthly average balance. In Fiscal 2002 and 2001, the Company issued options to purchase an aggregate of 105,112 and 287,676 shares of common stock with an estimated fair market value of $210,000 and $669,000 to the guarantors in consideration for their guarantee.

A person who served as a director of the Company from 1994 until December 2002 is of counsel with a law firm that provides legal services to the Company. During Fiscal 2003, 2002 and 2001, the Company incurred fees and costs of $196,000, (of which approximately $108,000 was payable at March 30, 2003), $317,000 (of which approximately $116,000 was payable at March 31, 2002) and $309,000 (of which $147,000 was payable at April 1, 2001 related to services performed for the Company by the law firm.

18.    Store closure and lease termination costs

Store closure and lease termination costs are summarized as follows (dollars in thousands):

	2003	2002	2001
Store closure costs, including losses from disposal of property and equipment	$12	$524	$1,194
Lease termination costs	96	1,059	1,426

Total	$108	$1,583	$2,620

The Company closed a total of five stores during Fiscal 2003, including the seasonal store at Safeco Field (See Note 19). These five stores represented approximately 0.8% of the Company’s Fiscal 2003 net sales. A $12,000 charge was recorded against operations in Fiscal 2003 for store closing costs. During Fiscal 2002, the Company determined to close twelve stores that did not meet Management’s financial requirements, and a $524,000 charge was recorded against operations during Fiscal 2002 for store closure costs and loss on disposal of property and equipment, plus a charge of $250,000 for termination of the related leases. Ten of these stores closed in Fiscal 2002 and two closed in Fiscal 2003. In Fiscal 2001 the Company identified four stores for

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

closure and recognized a charge of $1,194,000 related to the closure of these stores. Two of these four stores closed during Fiscal 2001 and the remaining two closed in Fiscal 2002. Stores closed in Fiscal 2002 represented 2.0% of Fiscal 2002 net sales and stores closed in Fiscal 2001 represented 0.3% of Fiscal 2001 net sales.

The Company also had unopened retail store locations for which leases had been signed. During Fiscal 2001 and the first quarter of Fiscal 2002, the Company identified 19 retail locations for which leases had been signed but the stores had not yet been built. The Company recognized $1,426,000 of costs for termination of these leases in Fiscal 2001 and $809,000 in Fiscal 2002. One of these locations was opened as a new store in the Fourth Quarter 2003. As of March 30, 2003, 17 of these leases had been terminated and the one remaining property (the “Santa Monica property”) was under negotiation for sub-lease (at March 30, 2003, liabilities include the accrual of $245,000 for the estimated loss under the sub-lease).

19.    Commitments and contingencies

Lease commitments

The Company leases retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these leases was approximately $6,334,857, $6,639,750, and $5,291,000 for Fiscal 2003, 2002 and 2001, respectively. Contingent rental expense was approximately $141,000, $167,000, and $172,000 for Fiscal 2003, 2002 and 2001, respectively and is recognized as incurred. The Company’s Chairman has guaranteed performance under one of the Company’s leases.

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

The Company leases the building that houses the Company’s headquarters, roasting plant and distribution facilities (the “Airport Way Property”) under a lease with a ten-year term (expiring May 2010) and two five-year options to renew. Although the total building premises of the Airport Way Property are approximately 220,000 square feet in size, the Company was using less than 100,000 square feet of the building premises at March 30, 2003. The lessor, KCL, also has provided credit facilities to the Company (See Note 13). On November 1, 2002, in connection with the establishment of the KCL Credit Line, the parties amended the lease and reduced the monthly rental by approximately $16,000 per month for the remainder of the lease term. In addition, the amended lease provides that the lessor may, at its option, terminate the lease prior to the expiration of its term by giving the Company 150 days written notice of termination. Although the lessor has listed the Airport Way Property for sale, the Company is not aware of any current intention by the lessor to terminate the lease and the Company expects to continue its tenancy under the terms of the amended lease. However, if the lessor were to terminate the lease prior to the expiration of its term, the recoverability of the Company’s leasehold improvements at the facility would be impaired; such leasehold improvements had a net book value of $1,324,000 at March 30, 2003. Annual rent payments under the lease are approximately $612,000 for fiscal years 2004 and 2005, $696,000 for fiscal year 2006, $703,000 for fiscal years 2007 through 2010 and $117,000 for partial fiscal year 2011. In June 2003, KCL and another party (the “Prospective Lessor”) informed the Company of a possible sale of the Airport Way Property from KCL to the Prospective Lessor. The possible sale is subject to resolution of certain contingencies, and the Company cannot predict the likelihood that it will be completed. However, the Company and the Prospective Lessor have entered into a contingent amendment to the lease for the Airport Way Property.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The contingent lease amendment provides that, if the sale of the Airport Way Property to the Prospective Lessor is completed (and the Prospective Lessor becomes lessor to the Company under the lease), the lease will be amended to (1) eliminate the 150 day termination provision, (3) reduce the portion of the Airport Way Property occupied by the Company under the lease, and (3) reduce the rent and occupancy costs paid by the Company under the lease.

The Company has subleased some of its leased premises to third parties under subleases with varying terms through 2008. Expected future sublease receipts under such sub-lease agreements (excluding the potential Santa Monica property sub-lease) are summarized as follows:

Fiscal year
(dollars in thousands)
2004	$115
2005	116
2006	116
2007	72
2008	26
Thereafter	4

Total	$449

Minimum future rental payments under noncancellable operating leases as of March 30, 2003 (including the lease for the Santa Monica property) are summarized as follows:

Fiscal year
(dollars in thousands)
2004	$5,236
2005	5,140
2006	4,991
2007	4,475
2008	3,849
Thereafter	7,501

Total	$31,192

One of the Company’s leased store premises and the leases for certain equipment are classified as capital leases. Minimum future rental payments under capital leases as of March 30, 2003 are summarized as follows:

Fiscal year
(dollars in thousands)
2004	$216
2005	207
2006	79
2007	19
2008	19
Thereafter	175

Total minimum lease payment	715
Less: Amount representing interest	(170)

Present value of net minimum lease payments under capital leases	$545

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Sponsorship commitments

The Company is a sponsor of the San Francisco Giants and is the exclusive coffee provider at PacBell Stadium pursuant to an agreement amended during Fiscal 2003. This sponsorship agreement provides advertising and coffee service rights at the stadium and allows Tully’s to use the Giant’s trademark in advertising and in certain geographic areas. The PacBell Stadium agreement was to expire on October 31, 2002 and provided for fees payable by Tully’s of $950,000 for Fiscal 2003. During Fiscal 2003, the parties amended this agreement to extend the term of the agreement through October 31, 2003 with an aggregate fee payable by Tully’s of $1,120,000 for the two years ($825,000 payable in Fiscal 2003 and $295,000 payable in Fiscal 2004), and with a reduced level of marketing benefits during Fiscal 2004.

The Company was a sponsor of the Seattle Mariners and the coffee provider at Safeco Field pursuant to a 1999 agreement that was effective through December 31, 2003 and provided for fees of approximately $520,000 for the 2003 baseball season. The Company received various marketing and advertising benefits, and coffee service and retailing rights (the “sponsorship benefits”) under the agreement. On March 13, 2003 the parties agreed to terminate the sponsorship agreement. At the time of the termination, all amounts due under the sponsorship agreement had been paid, but as a result of the termination, the Company’s fee obligation for the 2003 baseball season (which otherwise would have been incurred as expenses for Fiscal 2004) was eliminated and the sponsorship benefits terminated. As a result of the termination, the Company closed its store at Safeco Field, which had operated seasonally.

Purchase commitments

From time to time, the Company may enter into forward commitments for the purchase of green coffee that may only be available in small quantities As of March 30, 2003, the Company had approximately $2,800,000 in fixed-price purchase commitments for Fiscal 2004. The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote.

Contingencies

In the ordinary course of its business, the Company may become involved in legal proceedings from time to time. The Company was not aware of any pending legal proceedings which, in the opinion of management, would adversely affect its financial position, results of operations or cash flows.

20.    Stock options

Company Stock Incentive Plan

In 1994, the Company adopted a Stock Incentive Plan (the “1994 Plan”) whereby the Company may issue incentive or nonqualified stock options to employees and directors. Stock options are granted solely at the discretion of the Board of Directors of the Company and are issued at a price determined by the Board of Directors. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by the Board of Directors. The 1994 Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. In August 1999 the Company’s stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan (See Note 22) at 4,200,000, and in June 2003, the Board of Directors further amended the 1994 Plan. The 1994 Plan will terminate in October 2004 unless extended by the Company’s shareholders.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, the Company’s chairman and founder has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). During Fiscal 2002 and 2001, the founder granted options to purchase 9,800 and 62,000 shares, respectively, of common stock at an exercise price of $0.01 per share. There were no options granted under the Founder’s Plan in Fiscal 2003. Options outstanding under the Founder’s Plan at March 30, 2003 were 1,692,467. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. Although the Company did not grant the options, generally accepted accounting principles require that the Company record an expense related to these grants. Accordingly, in Fiscal 2002 and 2001, the Company recorded an increase to additional paid-in capital and a non-cash charge to compensation expense of $20,000 and $153,000, respectively.

All Plans

Under the intrinsic value method of accounting, compensation cost is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis over the vesting period of the individual options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by the Company’s board of directors and was $.32 per share for options granted in the first two quarters of Fiscal 2003 and $.31 per share for options granted in the last two quarters of Fiscal 2003. The Company has adopted the disclosure-only provisions SFAS No. 123 for options granted to employees (see Note 1 for the disclosure of compensation expense as if determined under the provisions of SFAS No. 123).

Non-cash stock option compensation expense under these two plans (including employees and directors and also third parties under the Founder’s Plan) totaled $81,000, $259,000 and $782,000 for Fiscal 2003, 2002 and 2001, respectively. Additionally, in consideration for a guarantee on its bank loan agreement, the Company issued stock options under the 1994 Plan to the guarantors until the bank debt was repaid in Fiscal 2002 (See Note 13).

Stock option activity under both plans for Fiscal 2003, 2002 and 2001 is summarized as follows:

	Number of options	Weighted- average exercise price
Balance, April 2, 2000	3,864,097	$0.43
Granted	572,525	0.44
Forfeited	(269,976)	1.44
Exercised	(70,390)	0.25

Balance, April 1, 2001	4,096,256	0.37
Granted	184,662	0.01
Forfeited	(306,810)	1.34
Exercised	(27,726)	0.01

Balance, March 31, 2002	3,946,382	0.28
Granted	1,448,300	1.08
Forfeited	(59,908)	0.51
Exercised	(80,424)	0.01

Balance, March 30, 2003	5,254,350	$0.49

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

At March 30, 2003, options for 3,561,883 shares were outstanding under the 1994 Plan and options for 104,215 shares had been exercised under the 1994 Plan (leaving 533,693 shares available for grant under the 1994 Plan and the Employee Stock Purchase Plan) and options for 1,692,467 shares were outstanding under the Founder’s Plan. As of March 30, 2003, March 31, 2002, and April 1, 2001 options for 3,787,015, 3,839,186, and 3,777,044 shares, respectively, were exercisable. Outstanding stock options are summarized as follows:

	March 30, 2003	March 31, 2002	April 1, 2001
Issued under the 1994 Plan
Employees and Directors	2,409,648	1,089,830	1,334,666
Directors, for Loan Guarantees	1,152,235	1,152,235	1,047,123

Total Outstanding under 1994 Plan	3,561,883	2,242,065	2,381,789
Outstanding under the Founder’s Plan	1,692,467	1,704,317	1,714,467

Total Outstanding Stock Options	5,254,350	3,946,382	4,096,256

The following table summarizes information about options granted during each fiscal year under both the 1994 Plan and the Founders Plan:

	2003		2002		2001
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	717,500	$0.32	184,662	$1.99	465,625	$2.11
Weighted-average fair value of options granted during the year whose exercise price was greater than or equal to the fair value of the stock on the date of grant	730,800	$0.32	—	—	106,900	$1.20

Total	1,448,300		184,662		572,525

The following table summarizes information about fixed-price options outstanding at March 30, 2003 under the 1994 Plan (it excludes options exercisable under the Founder’s Plan, which will not effect the outstanding shares, or provide cash proceeds to the Company, if exercised):

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life	Number exercisable	Weighted-average exercise price
			(years)
$0.01	2,270,396	$0.01	7.4	1,560,396	$0.01
0.31	800	0.31	10.0	—	0.31
0.33	13,593	0.33	.9	13,593	0.33
1.50	96,988	1.50	3.0	96,988	1.50
1.75	92,006	1.75	4.0	92,006	1.75
1.78	670,000	1.78	8.1	200,000	1.78
2.25	144,300	2.25	5.8	122,365	2.25
2.50	273,800	2.50	9.1	9,200	2.50

Total	3,561,883			2,094,548

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

21.    Stockholders’ equity

Preferred stock

In December 2000, the Company concluded an offering to accredited investors of Series B Preferred Stock. The Series B Preferred Stock has a stated liquidation preference ($2.50 per Series B Preferred share plus all declared but unpaid dividends) but is junior in liquidation preference to a stated dollar amount of liquidation preference for the holders of the Series A Preferred Stock ($2.50 per Series A Preferred share plus all declared but unpaid dividends) and to a stated dollar amount of liquidation preference for the holders of the common stock ($2.25 per share of common stock plus all declared but unpaid dividends). The Company sold 4,990,709 shares of Series B Preferred Stock and received aggregate proceeds of approximately $12,477,000. The holders of shares of Series B Preferred Stock are eligible to receive dividends, when and if such dividends are declared by the Company’s Board of Directors, in amounts and on such terms and conditions as the Board of Directors, in its discretion, may provide.

In Fiscal 1999, the Company issued 6,217,480 shares of Series A Preferred Stock. In Fiscal 2000, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of Series A Preferred Stock from 10,000,000 to 17,500,000. During Fiscal 2000, the Company completed the Series A Preferred Stock financing. The per unit offering price was $10.00 and each unit consisted of four shares of the Company’s Series A Preferred Stock and a warrant to purchase two shares of the Company’s Common Stock at an exercise price of $0.33 per share. Proceeds of $22.9 million were received from the offering and 2,290,196 units were sold. The warrants have a ten year term. The Series A Preferred Stock has a stated preference ($2.50 per Series A Preferred share plus all declared but unpaid dividends) over common stock upon liquidation of the Company.

The Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”) are convertible into common stock at the option of the shareholder, and have the right to participate in any dividend payable on the common stock. The Preferred Stock also has voting rights. Each share of Preferred Stock is automatically convertible into the Company’s common stock if the Company makes a “Qualified Offering” of its common stock. A Qualified Offering is defined as an offering of the Company’s common stock in excess of $15,000,000 made pursuant to a registration statement filed under the Securities Act of 1933. The ratio for optional or mandatory conversion of the Preferred Stock into common stock was initially one share of common for one share of preferred stock for both the Series A Preferred Stock and Series B Preferred Stock, but the conversion ratio for each preferred series is subject to adjustment for certain dilutive recapitalizations and issuances of capital stock.

Common stock and Warrants

During Fiscal 2003, warrants to purchase 20,000 shares of common stock were exercised at $0.33 per share, and during Fiscal 2002, warrants to purchase 7,500 shares of common stock were exercised at $0.33 per share.

Warrants to purchase an aggregate of 104,924 shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2003, and the Company is obligated to issue additional warrants as compensation to the Guarantors (See Note 13). Warrants to purchase an aggregate of 240,000 shares of common stock were issued in lieu of cash interest payments to the holder of the convertible note in each of Fiscal 2003, 2002 and 2001, and the Company is obligated to issue additional warrants under the terms of the convertible note (See Note 14).

In connection with the sale of Series A Preferred Stock during Fiscal 2000, the Company issued warrants to purchase 4,580,392 shares of common stock at an exercise price of $0.33 per share in Fiscal 2000. During Fiscal 2000, warrants to purchase 799,074 shares of common stock were exercised. The exercise price of the warrants at

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

the date of issuance was below the fair market value of the common stock and was therefore considered an “in the money” or beneficial conversion feature. Accounting for the issuance of convertible preferred stock with a nondetachable beneficial conversion feature at the date of issue requires that the conversion feature be recognized and measured in the financial statements by allocating a portion of the preferred stock offering proceeds to additional paid in capital. The discount resulting from the allocation of the proceeds to the beneficial conversion feature is analogous to a dividend and is recognized as a return to preferred stockholders from the date of issuance through the date the warrants are exercisable.

As a result of the aforementioned accounting, the Company allocated $8,794,000 of the preferred stock proceeds to additional paid in capital in Fiscal 2000. Because the warrants were exercisable upon issuance, the entire allocation was recognized as a preferred dividend through a charge to retained earnings and a credit to preferred stock. The weighted-average fair value of the warrants on the date of grant was estimated to be $2.08 for Fiscal 2000.

The Company had warrants outstanding to purchase 8,334,476 and 8,009,552 shares of common stock as of March 30, 2003 and March 31, 2002, respectively.

Prior to October 1999, holders of the Company’s capital stock were entitled to preemptive rights pursuant to its Articles of Incorporation and the Washington Business Corporation Act. As a result, some of the Company’s shareholders may be entitled to purchase shares of the Company’s common stock and Series A preferred stock at the respective purchase prices at which they were originally offered. At some time the Company may be required to either satisfy these preemptive rights (through the sale of shares to these shareholders in exchange for the applicable cash consideration) or seek waivers of these preemptive rights from such shareholders, but it has not yet undertaken any efforts to do so. The Company estimates the maximum number of shares that may be issuable upon exercise of preemptive rights to which certain shareholders may be entitled is as follows:

Description of Shares and Historical Offering Price:	Estimated Maximum Number of Shares to Be Offered
Common Shares priced at $0.33 per share	220,000
Common Shares priced at $1.50 per share	490,000
Common Shares priced at $1.75 per share	180,000
Common Shares priced at $2.25 per share	860,000
Series A Preferred Shares priced at $2.50 per share	14,200,000

The willingness of shareholders who may have a right to purchase additional shares to either purchase additional shares or waive such rights will depend upon a number of factors, including the difference between the value of the Company’s shares at that time and the purchase price applicable to such shares. Any additional issuances of Tully’s capital stock pursuant to the exercise of a shareholder’s preemptive rights could further dilute other existing shareholders.

22.    Stock purchase plan

In Fiscal 2000, the stockholders approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. The Company has authorized up to 4,200,000 shares of common stock to be offered under the Purchase Plan and 1994 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan. Under the Purchase Plan, eligible employees will be entitled to purchase shares of common stock from the Company through payroll deductions of up to 10% of base compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock as of the first day (grant date) or the last day (purchase date) of each six-month offering period under the Purchase Plan.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

23.    Employee 401(k) savings plan

During Fiscal 2000, the Company adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by the Company for six months. There is no mandatory Company match. Most plan administrative costs are paid by the 401(k) savings plan.

24.    Segment Reporting

The Company presents segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”),” which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

The Company is organized into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order and internet sales, and (3) its International division which sells products and materials to the Company’s international licensees and manages the international licensing of the Tully’s brand and the related royalty and fee programs.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Operating income/(loss) represents earnings before interest income and expense.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The tables below present information by operating segment:

	Years Ended
	March 30, 2003	March 31, 2002	April 1, 2001
	(dollars in thousands)
Net sales
Retail store division	$40,307	$41,477	$35,759
Wholesale division	5,778	5,116	4,783
International division (1)	4,715	4,857	1,560
Corporate and other	—	8	—

Net sales	$50,800	$51,458	$42,102

Operating income/(loss)
Retail store division (2)	$(22)	$(3,381)	$(7,700)
Wholesale division	538	329	(4)
International division	3,027	2,535	89
Corporate and other expenses (3)	(9,942)	(12,834)	(16,738)
Interest and other, net (4)	(487)	2,199	(704)

Loss before cumulative effect of change in accounting principle	$(6,886)	$(11,152)	$(25,057)

Depreciation and amortization
Retail store division	$2,630	$3,114	$2,844
Wholesale division	346	282	311
International division	**	**	**
Corporate and other expenses	918	1,204	1,238

Total depreciation and amortization	$3,894	$4,600	$4,393

**	not material—less than $1,000
(1)	For Fiscal 2003 and 2002, International division revenues include the amortization of fees received under the agreements with UCC and FOODX (See Note 15). There were no such transactions during Fiscal 2001.
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $1,390,000 (Fiscal 2003), $2,350,000 (Fiscal 2002) and $5,006,000 (Fiscal 2001), and for amounts required to close stores and terminate store leases totaling $108,000 (Fiscal 2003), $1,583,000 (Fiscal 2002) and $2,620,000 (Fiscal 2001). (See Notes 10 and 18).
(3)	In Fiscal 2001, unallocated corporate expenses include the write-off of Tully’s Europe B.V joint venture, including related trade receivables, of $1,036,000.
(4)	Interest and other, net includes $14,000 and $2,887,000 for the realized gain from the sale of FOODX common stock during Fiscal 2003 and 2002, respectively. There were no FOODX stock sales during Fiscal 2001. For Fiscal 2003, this also includes approximately $460,000 related to the sale of certain intellectual property (See Note 15).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

25.    4th Quarter Adjustments

During the fourth quarter of Fiscal 2003, 2002 and 2001, the following adjustments were recorded (dollars in thousands):

	2003	2002	2001
Impairment of long-lived assets	$1,390	$2,350	$5,006
Store closures and lease termination costs	96	498	2,151
Write-off of Tully’s Europe B.V. joint venture and related trade receivables	—	—	1,036
Professional fees and services	—	—	647

Total	$1,486	$2,848	$8,840

26.    Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2003 and Fiscal 2002 is as follows. The Company’s sales are moderately seasonal.

	(dollars in thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr	Total
Fiscal 2003
Net Sales	$12,865	$13,025		$13,037	$11,873	$50,800
Gross Profit	6,797	7,049		7,047	6,241	27,134
Loss before cumulative effect of change in accounting principle	(1,875)	(1,021)		(1,044)	(2,946)	(6,886)
Cumulative effect of change in accounting principle	(3,018)					(3,018)
Net Loss	(4,893)	(1,021)		(1,044)	(2,946)	(9,904)
Basic and Diluted Loss per Share
Loss before cumulative effect of change in accounting principle	$(0.11)	$(0.06)		$(0.06)	$(0.18)	$(0.42)
Cumulative effect of change in accounting principle	$(0.18)					$(0.18)
Net Loss	$(0.29)	$(0.06)		$(0.06)	$(0.18)	$(0.60)

Fiscal 2002
Net Sales	$12,909	$13,102		$13,244	$12,203	$51,458
Gross Profit	6,197	6,215		6,472	6,669	25,553
Net (Loss) Income	(3,648)	(2,791)		42	(4,755)	(11,152)
Basic and Diluted Income (Loss) Per Share	$(0.23)	$(0.17)	$	*	$(0.29)	$(0.69)

*	Less than $0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and executive officers of the Company as of March 30, 2003.

Name	Age	Position
Tom T. O’Keefe	49	Chairman of the Board

Anthony J. Gioia	53	Chief Executive Officer, President and Director

Kristopher S. Galvin	50	Chief Financial Officer, Vice President and Secretary

Arthur Buerk	67	Director

Larry A. Culver	61	Director

Marc Evanger	48	Director

Lawrence L. Hood	44	Director

George Hubman	60	Director

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

Kristopher S. Galvin—Vice President, Chief Financial Officer and Secretary.    Mr. Galvin joined Tully’s Coffee in February 2002 as vice president, chief financial officer and secretary. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems, Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains—Pay’n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

Arthur Buerk—Director.    Mr. Buerk founded Buerk Craig Victor LLC (“BCV”), a Seattle-based private capital firm, in 1999 and serves as its managing director. BCV has invested in many Pacific Northwest companies, including Door To Door Storage, Vanson Halosource, and Performant, Inc. Mr. Buerk was also founder and director of Intermation, a records storage management service that was sold to Iron Mountain in 1998. Mr. Buerk also serves as a director for several companies, including Adinfonitum, Cybercamps, and Door to Door Storage. From February 2002 to August 2002, Mr. Buerk was a director of Cost-U-Less. Mr. Buerk is involved in various civic organizations, including the University of Washington as a Business School Advisory Board Member, Founder of the Program for Entrepreneurship and Innovation, and also serves as Harvard Business School Chief Class Secretary and is a Rotary Foundation Past President. He has a BA in finance and banking from the University of Washington and an MBA from the Harvard Business School. Mr. Buerk was appointed as a director on September 5, 2002.

Larry Culver—Director.    Mr. Culver founded Inn Ventures, Inc., a hotel development and management company, in 1982. Mr. Culver has been recognized by numerous organizations for his accomplishments and innovative leadership including being the recipient of the “Inn of the Year Award”, “Hotelier of the Year Award” and a finalist for several of Marriott International’s highest awards. He serves on various boards of directors of civic and charity groups such as Washington State University’s Board of Trustees; Washington State University’s Foundation; and Washington State University’s Advisory Board for School of HRA. Mr. Culver has served as a director of Tully’s since February 1998.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended March 30, 2003, except for the estate of Mr. McCaw who had one transaction and is late in filing one statement of changes.

ITEM 11.	EXECUTIVE COMPENSATION

The following table discloses compensation paid to Tully’s chief executive officers and its chief financial officer during Fiscal 2003 (the “Named Executive Officers”). No other executive officer of the Company received salary and bonus that exceeded $100,000 during Fiscal 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
		Salary(1)		Bonus
Anthony J. Gioia Chief Executive Officer and President(2)	2003		$229,029	—		1,000,000	$23,846

Kristopher S. Galvin Chief Financial Officer, Vice President and Secretary(3)	2003 2002	$ $	155,850 11,538	— —	(3)	225,000 —	— —

Marc Evanger Interim President and Chief Executive Officer(4)	2003 2002 2001	$ $ $	59,190 192,885 52,000	— — —		1,750 7,250 3,500	— — —

(1)	Salary amounts include deferred compensation and cash car allowances.
(2)	Mr. Gioia began his employment with the Company on May 13, 2002. Other compensation includes moving allowances of $23,846.
(3)	Mr. Galvin began his employment with the Company on February 25, 2002. In May 2003, the Board of Directors approved a discretionary bonus of $10,000 for performance in Fiscal 2003, which was paid to Mr. Galvin in May 2003.
(4)	Mr. Evanger served as interim president and chief executive officer of the Company for the period from July 14, 2001 through May 2002.

In January 2003, Mr. Gioia, Mr. Galvin, three other members of Company management, and the Company’s Chairman, Mr. O’Keefe, offered to defer receipt of a portion of their cash compensation until the Company achieves certain financial objectives. The Board of Directors approved the Executive Compensation Deferral Plan in February 2003. Under the Executive Compensation Deferral Plan, the deferred compensation is withheld from the pay of the participant and will be paid only in the following circumstances: (1) achievement of certain operating performance and financing objectives, (2) change in control of the Company, or (3) as approved by the Board of Directors or its Compensation Committee. The deferred amounts are not funded and are a liability of the Company. If a participant resigns or is terminated for cause, all deferred amounts are forfeited by the participant.

Option Grants in Fiscal 2003

The following table provides information relating to stock options awarded to the Named Executive Officers during Fiscal 2003:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in Fiscal 2003	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value (1)
Anthony J. Gioia	1,000,000	69.9%	Various(2)	5/13/2012	$219,410
Kristopher S. Galvin	225,000	15.7%	Various(3)	6/10/2012	$49,068
Marc Evanger	1,750	0.1%	$0.01(4)	Various(4)	$549

(1)	The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 4.2%; and (b) expected life of 10 years.
(2)	Mr. Gioia’s exercise prices are as follows: 450,000 shares at $0.01 per share, 350,000 shares at $1.78 per share, 200,000 shares at $2.50 per share. The fair market value at the date of grant was $0.32 per share.
(3)	Mr. Galvin’s exercise prices are as follows: 100,000 shares at $0.01 per share, $75,000 shares at $1.78 per share, 50,000 shares at $2.50 per share. The fair market value at the date of grant was $0.32 per share
(4)	The fair market value at date of grant was $0.32 per share. The options expire between May 23, 2012 and June 19, 2012.

Aggregated Option Values as of Fiscal Year-End 2003

The following table provides information regarding the aggregate number of options exercised during Fiscal 2003 by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of March 30, 2003.

Aggregated Option Exercises in Fiscal Year 2003

and 2003 Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Fiscal Year 2003			Value of Unexercised In-The- Money Options at End of Fiscal Year 2003 (1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Anthony J. Gioia	—	—	—		1,000,000	$—	$135,000
Kristopher S. Galvin	—	—	—		225,000	$—	$30,000
Marc Evanger	—	—	413,750	(2)	—	$64,650	$—

(1)	The stock options were granted with exercise prices ranging from $0.01 to $2.50 per share. The value was determined using a fair market value of $0.31 per share as compared to the exercise price at grant.
(2)	Includes options to purchase 201,500 shares of common stock granted by the Company’s chairman, Tom T. O’Keefe, under the Founder’s Stock Option Plan (See Note 20 of the Notes to the Consolidated Financial Statements).

Compensation Committee Interlocks and Insider Participation

During Fiscal 2003, management compensation issues generally were reviewed and approved by the Compensation Committee, which was composed of Messrs. Evanger, Hubman and Buerk (Mr. Buerk was appointed to the Compensation Committee in November 2002 following the September 2002 retirement of Mr. Graham Anderson from the Board of Directors), all of whom are non-employee directors. During Fiscal

2003, no executive officer of the Company served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s Board or its Compensation Committee.

In connection with the KCL Credit Line, warrants to purchase shares of common stock were issued to the Guarantors of the KCL Credit Line, including Messrs. Hubman and Evanger in Fiscal 2003, and the Company is obligated to issue additional warrants as compensation to the Guarantors. In Fiscal 2003, the Company issued warrants to purchase 6,172 shares of common stock to Mr. Evanger and 37,032 shares of common stock to Mr. Hubman. (See Note 13 of the Notes to the Consolidated Financial Statements).

Director Compensation

During Fiscal 2003, the directors of Tully’s received no cash compensation for serving on the Board of Directors. Under the director compensation policy that was in effect during this time until June 30, 2002, each director received a grant of non-qualified options under the Company’s 1994 Common Stock Option Plan to purchase 500 shares and 250 shares of Tully’s common stock, respectively, for each board meeting and board committee meeting that the director attended. In accordance with this policy, the members of the Board received options to purchase an aggregate of 17,500 shares Fiscal 2003 for meetings prior to June 30, 2002. The Board suspended the prior director compensation policy as of June 30, 2003 while the Board’s Governance and Nominating Committee evaluated the appropriate level of compensation to attract and retain qualified directors. On June 19, 2003, the Board approved grants of 3,000 shares to each director, excluding Messrs. O’Keefe and Gioia, (in the aggregate 15,000 shares), as compensation for board and board committee participation from July 1, 2002 through March 30, 2003. Each option had an exercise price of $0.01 per share, a term of ten years and was fully vested upon grant.

On June 19, 2003 the Board’s Governance and Nominating Committee presented its recommendations to the Board of Directors. After evaluating and discussing the recommendations, the Board of Directors approved a new compensation policy for the Board of Directors, effective as of the beginning of Fiscal 2004. The new compensation policy has the following elements:

1.	Non-employee directors shall receive cash compensation consisting of an annual cash payment of $5,000 (paid after the year is completed), plus a per-meeting cash fee (currently undetermined) for attending meetings. Total cash compensation will not exceed $10,000 per year for any director.

2.	Non-employee directors shall each receive an annual grant for nonqualified options to purchase 10,000 shares of common stock (plus 2,000 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees). The options shall have an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. A director’s annual stock option grant will be cancelled if the director does not attend at least 75% of the Board and committee meetings of record for the year, but otherwise will fully vest upon completion of the fiscal year.

3.	In some circumstances, compensation amounts are subject to prorating for directors serving part of the fiscal year.

Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

Employment Agreements and Compensatory Arrangements

Effective May 13, 2002, the Company entered into an employment agreement with Mr. Gioia. Under the employment agreement, Mr. Gioia receives an annual base salary of $250,000 during the first twelve months of the agreement. Thereafter, Mr. Gioia’s annual base salary is subject to annual review by the board of directors, and will be increased by a minimum of ten percent for the second and third years the agreement is in effect. Mr. Gioia and the Compensation Committee are in discussion with respect to Mr. Gioia’s compensation for the second year of his employment. For Fiscal 2003, Mr. Gioia did not receive a performance bonus. For Fiscal 2004 and subsequent fiscal years, the amount of Mr. Gioia’s bonus will be based on his then-current annual base salary and the Company’s earnings before interest, taxes, depreciation and amortization, as defined in the agreement. Mr. Gioia receives an automobile allowance of $750 per month. In connection with Mr. Gioia’s purchase of a personal residence in Seattle, Mr. Gioia received an interest-free loan of $100,000 from the Company, which was repaid in full in December 2002. Mr. Gioia also is entitled to all benefits offered generally to the Company’s employees.

Mr. Gioia’s employment agreement is terminable by either party in specified circumstances. If Mr. Gioia’s employment is terminated by Tully’s without cause or by Mr. Gioia for good reason (as such terms are defined in the agreement) during the twelve month period ending May 13, 2004, then Mr. Gioia will be entitled to receive his second year base salary for an additional fifteen months following the termination date and accelerated vesting with respect to options to purchase 300,000 shares of common stock. If thereafter Mr. Gioia is terminated without cause or for good reason, then he will be entitled to his then-current base salary for an additional eighteen months following the termination date and ratable vesting of options to purchase 150,000 shares of common stock. In the event of a change in control (as defined in the agreement), all of Mr. Gioia’s unvested stock options will immediately become fully vested and he will be entitled to receive a lump sum payment equal to eighteen months of severance pay equal to the total annualized cash compensation (base salary plus bonus) for the prior year.

Effective June 21, 2002, the Company entered into an employment arrangement with Mr. Galvin. Under the employment arrangement, Mr. Galvin receives an annual base salary of $150,000, subject to annual review and adjustment by the board of directors. Mr. Galvin also is entitled to an annual cash performance bonus, subject to the discretion of the board of directors. For Fiscal 2003, the Board of Directors approved a bonus of $10,000, which was paid to Mr. Galvin in May 2003. For Fiscal 2004 and subsequent fiscal years, the amount of Mr. Galvin’s bonus, if any, will be based on his then-current annual base salary and the Company’s earnings before interest, taxes, depreciation and amortization. Mr. Galvin receives an automobile allowance of $600 per month. Mr. Galvin also is entitled to all benefits offered generally to the Company’s employees. Mr. Galvin’s employment agreement is generally terminable by either party on 30 days written notice. If Mr. Galvin’s employment is terminated by Tully’s without cause, then Mr. Galvin will be entitled to receive his base salary for an additional six months following the termination date.

Report of Compensation Committee on Executive Compensation

Executive Compensation Philosophy

The compensation committee of the board of directors was composed of outside directors during Fiscal 2003, consisting of Messrs. Evanger, Hubman and Buerk (Mr. Buerk was appointed to the Compensation Committee in November 2002 following the September 2002 retirement of Mr. Graham Anderson from the Board of Directors.) The compensation committee is responsible for evaluating compensation levels and compensation programs for executives and for making recommendations to the board regarding appropriate compensation awards for executive management. During Fiscal 2000, the compensation committee commissioned Watson Wyatt, a leading human resources consulting firm, to review and develop the Company’s executive compensation program.

The executive compensation program of the Company is designed to attract, retain and motivate executive officers capable of leading the Company to meet its business objectives, to enhance long-term shareholder value and to reward executive management based on contributions to both the short and long term success of the Company. The compensation committee’s philosophy is for the Company to use compensation policies and programs that align the interests of executive management with those of the shareholders and to provide compensation programs that create incentives for and reward both the short and long term performance of the executive officers based on the success of the Company in meeting its business objectives.

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

Incentive Bonus.    The compensation committee believes that a portion of the total cash compensation for executive officers should be based on the Company’s success in meeting its short-term performance objectives and contributions by the executive officers that enable the Company to meet its long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further the long-term objectives of the Company, and places a portion of each executive officer’s annual compensation at risk. In Fiscal 2003, the incentive compensation for the Chief Executive Officer and Chief Financial Officer were dependent upon the Company achieving a targeted level of operating results. The incentive bonus for 2003 did not provide for any payment of the incentive bonus unless 100% of this target was achieved. This target was not achieved and therefore no incentive bonus was paid to the Chief Executive Officer and Chief Financial Officer for Fiscal 2003. The Board of Directors of the Company approved a discretionary bonus of $10,000 for Mr. Galvin that was paid in May 2003.

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

Recruitment and Retention.    It is the philosophy of the compensation committee to recruit qualified senior executives and then to retain them for continuing service from year to year, so that the Company will receive the benefits from management stability and from more consistent year-to-year planning and execution of strategies for the benefit of the Company and its shareholders. The compensation committee believes that these goals are facilitated through written terms of employment with senior executives, setting forth the key elements of compensation, and including severance pay provisions in those terms of employment. Accordingly, during Fiscal 2003 the compensation committee negotiated and approved the employment agreement with Mr. Gioia, and approved the employment arrangement for Mr. Galvin.

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

George Hubman

Arthur Buerk

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Tully’s common stock, Series A Stock and Series B Stock as of March 30, 2003, by: (i) each director; (ii) the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all shareholders known by the Company to be beneficial owners of more than five percent of its voting securities:

	Common Stock			Series A Preferred			Series B Preferred
	Beneficial Ownership (1)		Percent Of Total	Beneficial Ownership (1)		Percent Of Total	Beneficial Ownership (1)	Percent Of Total
Tom T. O’Keefe	5,547,509	(2)	32.4%	-0-		—	-0-	—
Estate of Keith McCaw	4,963,885	(3)	23.3%	3,200,000	(4)	19.3%	-0-	—
George Hubman	1,865,028	(5)	10.7%	200,000		1.3%	-0-	—
Marc Evanger	447,780	(6)	2.7%	10,000		*	-0-	—
Anthony J. Gioia	333,332	(7)	2.0%	—		—	-0-	—
Lawrence L. Hood	203,875	(8)	1.2%	10,000		*	40,000	*
Larry A. Culver	82,250	(9)	*	40,000		*	-0-	—
Arthur Buerk	73,229	(10)	*	—		—	-0-	—
Kristopher S. Galvin	—		—	—		—	-0-	—
Executive officers and directors as a group (8 persons)	8,351,503		43.8%	260,000		1.7%	40,000	*	%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of March 30, 2003 are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of March 30, 2003, the Company had 16,409,187 shares of Common Stock, 15,378,264 shares of Series A Convertible Preferred Stock, and 4,990,709 shares of Series B Convertible Preferred Stock issued and outstanding.
(2)	Includes 1,692,467 shares of common stock subject to currently exercisable purchase options granted by Mr. O’Keefe to employees and third parties, 42,500 shares of common stock held by the O’Keefe Children’s Trust, and an aggregate of 728,421 shares of common stock that Mr. O’Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003.
(3)	Includes an aggregate of 1,720,550 shares of Common Stock that the estate of Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003 and 3,200,000 shares of Series A Convertible Preferred Stock.
(4)	Assumes the conversion of a promissory note held by an affiliate of the estate of Mr. McCaw into 1,200,000 shares of Series A Convertible Preferred Stock.
(5)	Includes an aggregate of 791,997 shares of common stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003 and 200,000 shares of Series A Convertible Preferred Stock.
(6)	Includes an aggregate of 435,930 shares of common stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003 and 10,000 shares of Series A Convertible Preferred Stock.
(7)	Includes an aggregate of 333,332 shares of common stock that Mr. Gioia has the right to acquire pursuant to options and exercisable within 60 days of March 30, 2003.
(8)

Includes an aggregate of 54,430 shares of common stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003. Also includes 10,000 Series A

Convertible Preferred Stock. Additionally, includes 40,000 shares of Series B Convertible Preferred Stock owned by PPC Partners LLC, a company in which Mr. Hood has a 0.96% interest.
(9)	Includes an aggregate of 34,250 shares of common stock that Mr. Culver has the right to acquire pursuant to options and warrants exercisable within 60 days of March 30, 2003 and 40,000 shares of Series A Convertible Preferred Stock.
(10)	Includes an aggregate of 73,229 shares of common stock that Buerk, Craig, Victor LLC, a company in which Mr. Buerk has a 20% interest, has the right to acquire pursuant to warrants exercisable within 60 days of March 30, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2002, the Company entered into a new credit facility that is guaranteed by several individuals including Tom O’Keefe, the Company’s chairman and former chief executive officer, and certain directors, Lawrence Hood, Marc Evanger, and George Hubman. In consideration for providing the guaranties, the Company has agreed to issue to the guarantors warrants to purchase shares 30.86 shares of common stock, at an exercise price of $0.05 per share for each $1,000 of debt guaranteed during a month. In January 2003, the Company issued warrants for the quarter ended December 29, 2003, to the guarantors as follows: O’Keefe (24,688), Hood (6,172), Evanger (6,172) and Hubman (37,032). In May 2003, the Company issued warrants for the quarter ended March 30, 2003, to these director guarantors as follows: O’Keefe (37,032), Hood (9,258), Evanger (9,258) and Hubman (55,548). The Company also has agreed to indemnify the guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of the lender).

In May 2002, pursuant to his employment agreement with the Company and in connection with his relocation to Seattle, Tony Gioia, its newly hired chief executive officer, received an interest-free loan of $100,000 from the Company. The loan was repaid in full during December 2002 pursuant to an amendment to Mr. Gioia’s employment agreement.

A company affiliated with the estate of Mr. Keith McCaw (a former director of the Company) and the beneficial owner of more than 5% of the Company’s outstanding common stock is the holder of a convertible promissory note (the “Note”) in the principal amount of $3,000,000 issued by the Company in December 2000. At any time prior to the earlier of January 2, 2005, or repayment of the Note, the Note is convertible into the Company’s Series A Preferred Stock or, in the event that all shares of Series A Preferred Stock have been converted prior to such date, then into the Company’s common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of the Company’s common stock. On each January 1st until the Note is repaid, the Company will issue, in lieu of interest thereon, warrants to purchase 8,000 shares or common stock for each $100,000 of principal outstanding under the Note. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof. In each of January 2001, January 2002 and January 2003 the Company granted warrants to purchase 240,000 shares of common stock in accordance with the terms of the Note.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90-day period before the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company required to be included in the Company’s Exchange Act filings. It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Amended Annual Report on Form 10-K:

Consolidated Balance Sheets—March 30, 2003 and March 31, 2002;

Consolidated Statements of Operations for the years ended March 30, 2003, March 31, 2002 and April 1, 2001;

Consolidated Statements of Other Comprehensive Loss for the years ended March 30, 2003, March 31, 2002 and April 1, 2001;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 30, 2003, March 31, 2002 and April 1, 2001;

Consolidated Cash Flow Statements for the years ended March 30, 2003, March 31, 2002 and April 1, 2001;

Notes to Consolidated Financial Statements; and

Reports of Independent Accountants

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

3.	Exhibits

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.23	*	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.24	*	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.25	*	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan (as amended on June 19, 2003)

10.26	*	Tully’s Coffee Corporation Executive Compensation Deferral Plan

10.27	*	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003

99.1	*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2	*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Current Reports on Form 8-K.

Form 8-K, dated March 13, 2003—Item 5—Other Events, related to the amendment of the credit facility with Kent Central which increased the line of credit by $1,000,000 to $3,890,037.09. Additionally, the Company announced that it would not renew its sponsorship agreement with the Seattle Mariners and Safeco Field for the 2003 season.

Form 8-K, dated May 5, 2003—Item 4—Changes in Registrant’s Certifying Accountants. On May 5, 2003, the Company dismissed PricewaterhouseCoopers LLP and on May 8, 2003, the Company engaged Moss Adams LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on June 30, 2003.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 30, 2003 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ ANTHONY J. GIOIA Anthony J. Gioia	President, Chief Executive Officer and Director

/s/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board

/s/ ARTHUR BUERK Arthur Buerk	Director

/s/ LARRY CULVER Larry Culver	Director

/s/ MARC EVANGER Marc Evanger	Director

/s/ LARRY HOOD Larry Hood	Director

/s/ GEORGE HUBMAN George Hubman	Director

/s/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

Exhibit Number	Description

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

Exhibit Number		Description

10.16		Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17		General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18		Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19		Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20		First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21		March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22		First Amendment to Agreement between Tully’s Coffee and Guarantors(incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.23	*	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.24	*	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.25	*	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan (as amended on June 19, 2003)

10.26	*	Tully’s Coffee Corporation Executive Compensation Deferral Plan

10.27	*	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003

99.1	*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.2	*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

99.3	*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith