Form 10-Q
period 2003-06-29
TULLYS COFFEE CORP
filed 2003-08-13
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              to

Commission file number 000-26829

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,409,187
(Title of Each Class)	Number of Shares Outstanding at July 31, 2003

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended June 29, 2003

Unless the context requires otherwise, as used in this report “Tully’s,” “Company,” “we,” “our” and “us” means Tully’s Coffee Corporation.

A Warning About Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. Information regarding factors that could cause our actual results to differ materially from our expectations are included in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Results.”

You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2003 (unaudited)	March 30, 2003
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$658	$993
Accounts receivable, net of allowance for doubtful accounts of $187 and $173 at June 29, 2003 and March 30, 2003, respectively	1,218	1,239
Inventories	2,149	2,417
Prepaid expenses and other current assets	659	668

Total current assets	4,684	5,317
Property and equipment, net	16,629	17,079
Goodwill, net	523	523
Other intangible assets, net	958	994
Other assets	664	678

Total assets	$23,458	$24,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,184	$2,389
Accrued liabilities	3,058	3,034
Current portion of long-term debt and capital lease obligation	478	561
Deferred licensing revenue	1,838	1,838

Total current liabilities	7,558	7,822
Long-term debt, net of current portion	3,106	3,106
Capital lease obligation, net of current portion	477	360
Deferred lease costs	1,528	1,507
Convertible promissory note, net of discount	2,845	2,816
Deferred licensing revenue, net of current portion	11,710	12,169

Total liabilities	27,224	27,780

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at June 29, 2003 and March 30, 2003	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,409,187 and 16,320,613 shares issued and outstanding at June 29, 2003 and March 30, 2003, respectively, with a liquidation preference of $36,921 (June 29, 2003) and $36,721 (March 30, 2003)	9,272	9,272
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at June 29, 2003 and March 30, 2003	11,066	11,066
Deferred stock compensation	(126)	(161)
Additional paid-in capital	27,481	27,435
Accumulated deficit	(85,942)	(85,284)

Total stockholders’ deficit	(3,766)	(3,189)

Total liabilities and stockholders’ deficit	$23,458	$24,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
Net sales	$12,879	$12,865

Cost of goods sold and related occupancy expenses	5,778	6,068
Store operating expenses	4,248	4,326
Other operating expenses	405	444
Marketing, general and administrative costs	1,976	2,668
Depreciation and amortization	923	1,102
Store closure and lease termination costs	35	1

Operating loss	(486)	(1,744)

Other income (expense)
Interest expense	(123)	(176)
Gain on sale of investments	—	27
Miscellaneous income	23	19
Loan guarantee fee expense	(66)	—

Total other income (expense)	(166)	(130)

Loss before income taxes and cumulative effect of change in accounting principle	(652)	(1,874)
Income taxes	(6)	(1)

Loss before cumulative effect of change in accounting principle	(658)	(1,875)
Cumulative effect of change in accounting principle	—	(3,018)

Net loss	$(658)	$(4,893)

Net loss per share – basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.11)
Cumulative effect of change in accounting principle	—	(0.18)
Net loss per share – basic and diluted	$(0.04)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per share	16,409	16,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen-Week Periods Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(658)	$(4,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	3,018
Depreciation and amortization	923	1,102
Store closure and lease termination costs	35	1
Non-cash interest expense	29	150
Employee stock option compensation expense	21	16
Loan guarantee fee expense	66	—
Provision for doubtful accounts	19	—
Gain on sale of investments	—	(27)
Gain on sale of property and equipment	(5)	—
Recognition of deferred licensing revenues	(459)	(515)
Changes in assets and liabilities
Accounts receivable	2	42
Inventories	249	(264)
Prepaid expenses and other assets	21	(964)
Accounts payable	(205)	(91)
Accrued liabilities	(15)	125
Deferred lease costs	22	28

Net cash provided by (used in) operating activities	45	(2,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(168)	(216)
Proceeds from sale of property and equipment	4	—
Proceeds from sale of investments	—	1,813
Related party notes receivable	—	(100)

Net cash (used in) provided by investing activities	(164)	1,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(216)	(209)
Proceeds from exercise of common stock warrants	—	7

Net cash used in financing activities	(216)	(202)

Net decrease in cash and cash equivalents	(335)	(977)

Cash and cash equivalents at beginning of period	993	1,684

Cash and cash equivalents at end of period	$658	$707

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$56	$18

Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$250	$723

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

The Company ends its fiscal year on the Sunday closest to March 31. As a result, the Company records its revenue and expenses on a 52 or 53 week period, depending on the year. Each of the fiscal years ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending March 29, 2004 (“Fiscal 2004”) will also include 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen-week periods ended June 29, 2003 (“First Quarter 2004”) and June 30, 2002 (“First Quarter 2003”) are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for Fiscal 2003 included in our annual report on Form 10-K, SEC File No. 000-26829, for the fiscal year ended March 30, 2003.

Stock-based compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$21	$16
Pro forma	$21	$38

Net loss-as reported	$(658)	$(4,893)
Net loss-pro forma	$(658)	$(4,915)

Basic and diluted loss per common share
As reported	$(0.04)	$(0.29)
Pro forma	$(0.04)	$(0.29)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Liquidity

From its inception through Fiscal 2001, the Company was focused primarily upon development of its brand and growth of its retail store base and revenues. The Company funded its capital investments and its losses during this period primarily from the proceeds from common and preferred stock sales and (in Fiscal 2002) with proceeds from international licensing and supply agreements.

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

In the fourth quarter of Fiscal 2003 (“Fourth Quarter 2003”), the Company established its business plan for Fiscal 2004 (the “2004 Business Plan”). This plan defines the Company’s operating, financing, and capital investment strategies for Fiscal 2004. The 2004 Business Plan is focused even more strongly upon improving overall corporate operating performance, and upon the conservative use of capital. Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004. As described in Note 5, during First Quarter 2004 the Company extended the maturities of its credit lines with Kent Central to October 1, 2004. Company management believes the Kent Central credit facilities, together with the operating cashflows, financing cashflows, and investing cashflows reflected in the 2004 Business Plan, and the cash and cash equivalents of $658,000 at June 29, 2003 will be sufficient to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the Company does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if attractive financing opportunities become available in Fiscal 2004.

The Company expects that additional sources of funding would be required to fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from the 2004 Business Plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and would be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

At June 29, 2003, the Company had total liabilities of $27,224,000 and total assets of $23,458,000, so that a deficit of $3,766,000 was reported for the shareholders of the Company. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at June 29, 2003 include deferred licensing revenues in the aggregate amount of $13,548,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1.8 million annually in future operating statements, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing royalty of $13,548,000 for less than $1.4 million of future cash expenditures.

As of June 29, 2003 the Company had cash and cash equivalents of $658,000, and a working capital deficit of $2,874,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Subject to the limitations of the Second KCL credit line, increases in accounts receivable will generally increase the Company’s borrowing capacity under the Second KCL Line (see Note 5). Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

3. Inventories

Inventories consist of the following:

	June 29, 2003 (unaudited)	March 30, 2003
	(dollars in thousands)
Coffee
Unroasted coffee	$582	$1,057
Roasted coffee	453	454
Other goods held for sale	477	478
Packaging and other	637	428

Total	$2,149	$2,417

As of June 29, 2003, the Company had approximately $2,400,000 of fixed-price purchase commitments for green coffee.

4. Goodwill and intangible assets

During Fiscal 2003, the Company adopted the full provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Tully’s performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of April 1, 2002 related to the Company’s Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge was retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of First Quarter 2003.

Other intangible assets consist of the following:

	June 29, 2003 (unaudited)	March 30, 2003
	(dollars in thousands)
Leasehold interests	$384	$278
Lease commissions	214	214
Trademark and logo design costs	405	407
Covenants not to compete	261	346
Other	—	23

	1,264	1,268
Less accumulated amortization	(306)	(274)

Total	$958	$994

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure follows:

	Thirteen Week Periods Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(658)	$(1,875)
Add back cumulative effect of change in accounting principle	—	(3,018)

Adjusted net loss	$(658)	$(4,893)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.11)
Cumulative effect of change in accounting principle	—	(0.18)

Adjusted basic and diluted loss per share	$(0.04)	$(0.29)

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if impairment is identified. The Company has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. During Fourth Quarter 2003 impairment of $31,000 was recorded.

Intangibles assets (other than goodwill) totaled $1,264,000 and $1,268,000 at June 29, 2003 and March 30, 2003, respectively. Accumulated amortization of these intangible assets totaled $306,000 and $274,000 at June 29, 2003 and March 30, 2003, respectively. Amortization expense for intangible assets was $35,065 and $32,395 for First Quarter 2004 and First Quarter 2003, respectively.

5. Credit lines and long term debt

On November 1, 2002, the Company entered into a credit facility with Kent Central LLC (“KCL”), which was the lessor of the Company’s headquarters, roasting plant and distribution facility until it was sold on July 17, 2003 (see Note 6). This facility (the “KCL Credit Line”), which is secured by substantially all of the Company’s assets, was in the principal amount of $2,000,000, plus $890,037 in unamortized tenant improvement allowance. Borrowings under the KCL Credit Line bear interest at the prime rate less ½%, and a 3% loan fee is paid annually. Certain directors and shareholders of the Company (the “Guarantors”) have, in the aggregate, guaranteed $2,000,000 of the borrowings under the KCL Credit Line.

The terms of the KCL Credit Line and a related agreement among the Company and the Guarantors include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets (pursuant to which provision the Company had repaid approximately $19,000 to KCL through June 29, 2003, with the allowable borrowing base under the KCL Credit line reduced commensurately), and upon certain changes or events relating to the Guarantors. The agreement with the Guarantors requires the consent of the Guarantors for any material change in the Company’s license and supply agreements with its international licensees if the Company would receive additional amounts from the licensees or acceleration of licensee payments as consideration for amending the license and supply agreements. The Company has agreed to indemnify the Guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of KCL). In consideration for providing the guaranties, the Company is required to issue warrants to the Guarantors (see Note 7).

On March 3, 2003, KCL and the Company entered into an amendment to the promissory note for the KCL Credit Line, providing an additional borrowing facility for the Company (the “Second KCL Line”). Borrowings under the Second KCL Line are secured by substantially all of the Company’s assets and bear interest at prime plus 4%, and a 1.5% loan fee is paid annually on the line amount (including any unused line). Borrowings under the Second KCL Line are limited to the lesser of $1,000,000 or 100% of eligible accounts receivable. The Second KCL Line is not guaranteed by the Guarantors, however KCL and the Guarantors have agreed that KCL’s security interest under the Second KCL Line is senior to the security interests of the Guarantors under their guaranties of the KCL Credit Line.

On June 26, 2003, the Company and KCL amended the terms of the KCL Credit Line and the Second KCL Line. Under the terms of the amendment, all borrowings under the Second KCL Line must be repaid in full by October 1, 2004 and all borrowings under the KCL Credit Line must be repaid in full by October 1, 2004, except for $890,037, which must be repaid in full by April 29, 2005. Further, the amended note requires the Company to make payments of principal on the KCL Credit Line as follows (these  principal payments will reduce both the outstanding obligation and the amount which may be borrowed under the KCL Credit Line):

Due in fiscal quarters ending	Principal Payments
(dollars in thousands)
September 28, 2003	$60
December 28, 2003	90
March 28, 2004	120
June 27, 2004	150
September 26, 2004	180
December 26, 2004	Remaining debt, excluding $890 due April 29, 2005

The Company expects that total borrowings under the KCL Credit Line and the Second KCL Line will not be less than $3,100,000 during Fiscal 2004, and that amount is therefore classified as long-term debt in the balance sheet at June 29, 2003. At June 29, 2003 the annual interest rate (exclusive of the loan fees) for the KCL Credit Line was 3.5% and for the Second KCL Line was 8.0%.

Obligations under the KCL credit facilities, and other long-term debt consist of the following:

	June 29, 2003 (unaudited)	March 30, 2003
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,871	$2,874
Borrowings under the Second KCL Line	465	465
Notes and contracts payable in monthly installments of $5,000 as of June 29, 2003, including interest ranging from 3.25% to 12.0%, maturing October 2003 through June 2005, collateralized by various equipment	16	25
Note payable for purchase of insurance, payable in monthly installments of $37,000 as of June 29, 2003, including interest at 5.85%, through June 2003, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	10	119

	3,362	3,483
Less: Current portion	(256)	(377)

Total	$3,106	$3,106

6. Leases

The Company leases the building that houses the Company’s headquarters, roasting plant and distribution facilities (the “Airport Way Property”) under a lease with a ten-year term (expiring May 2010) and two five-year options to renew. Although the total building premises of the Airport Way Property are approximately 220,000 square feet in size, the Company has generally been using less than 100,000 square feet of the building premises. The lessor, KCL, also has provided credit facilities to the Company (See Note 5).

On July 17, 2003, KCL sold the Airport Way Property and assigned the lease to Rainier Commons LLC (“Rainier Commons”). Effective upon completion of the sale, the lease to the Airport Way Property was amended by Rainier Commons and the Company as follows: (1) the lessor’s right to terminate the lease upon 150 days notice has been eliminated, (2) the portion of the Airport Way Property leased to the Company has been reduced to approximately 80,000 square feet (and the lessor will be able to develop and lease the remainder of the premises), and (3) commencing in January 2004, the Company’s rent and its share of maintenance and occupancy costs are decreased for the remainder of the lease term. The Company estimates that its monthly costs paid under the lease will be reduced by approximately $15,000 per month commencing in January 2004.

7. Stockholders’ Deficit

Options

The Company records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by the Company’s board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by the Company’s board of directors and was $0.30 per share for options granted in First Quarter 2004 and $0.32 per share for options granted in First Quarter 2003.

Option grants to employees and directors and deferred stock compensation for First Quarter 2004 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$2.50	18,500	$—
$0.31	175,000	—
$0.01	15,000	—

Total Grants to Employees and directors in First Quarter 2004	208,500	—
Deferred Stock Compensation at March 30, 2003		161
Less- amount recognized as stock option expense in First Quarter 2004		(18)
Less- deferred stock compensation reversal on unvested stock options cancelled in First Quarter 2004		(17)

Deferred Stock Compensation at June 29, 2003		$126

Warrants

The Company had warrants outstanding to purchase 8,516,330 and 8,334,476 shares of common stock as of June 29, 2003 and March 30, 2003, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.26 per share.

In consideration for providing the guaranties of the KCL Credit Line (see Note 5), the Company is required to issue warrants to the Guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month. Thus, if the Company’s borrowings under the KCL Credit Line are $2,000,000 or more during each month of a year, the Company would issue warrants exercisable for an aggregate of 740,640 shares of common stock for the year. The Company is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants.

Through July 30, 2003, the Company has issued warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued May 2003 for Fourth Quarter 2003	111,096	70,758	181,854
Warrants issued July 2003 for First Quarter 2004	111,096	74,064	185,160

Total warrants issued to the Guarantors	296,256	175,682	471,938

8. Segment Reporting

The Company is organized into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells Tully’s-branded products to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order and internet sales, and (3) its International division, which sells products and materials to the Company’s international licensees and manages the international licensing of the Tully’s brand and the related royalty and fee programs.

The tables below present information by operating segment:

	Thirteen-Week Periods Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$10,342	$10,040
Wholesale division	1,652	1,376
International division	885	1,449

Total net sales	$12,879	$12,865

Operating income/(loss)
Retail division	$654	$236
Wholesale division	302	168
International division	739	743
Corporate and other expenses	(2,122)	(2,802)
Interest and other, net	(231)	(219)

Loss before income taxes and cumulative effect of change in accounting principle	$(658)	$(1,874)

Depreciation and amortization
Retail division	$651	$838
Wholesale division	67	41
International division	**	**
Corporate and other expenses	205	223

Total depreciation and amortization	$923	$1,102

**	Amounts are less than $1,000.

9. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of June 29, 2003 and June 30, 2002, there were outstanding options and warrants convertible into 33,855,686 and 33,110,374 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for First Quarter 2004 and First Quarter 2003 because the effect of these instruments on the calculation would have been antidilutive.

10. Comprehensive Loss

Other comprehensive loss consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Because of the Company’s net operating losses, no tax expense (benefit) has been allocated to other comprehensive loss. The amounts are as follows:

	Thirteen-Week Periods Ended
	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
	(dollars in thousands)
Net loss	$(658)	$(1,875)
Other comprehensive income
Unrealized holding gains on available-for-sale securities arising during the period	—	128
Less: Reclassification adjustment for net gains realized in earnings	—	(27)

	—	101

Total comprehensive loss	$(658)	$(1,774)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of its results of operations and financial condition for the thirteen-week periods ended June 29, 2003 (“First Quarter 2004”), and June 30, 2002 (“First Quarter 2003”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report. The Company believes that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of the Company’s business plans, the impact of competition, and other risks summarized more fully in “Factors that May Affect Our Future Results.”

The following information should be read in conjunction with the condensed consolidated financial statements and accompanying notes and other financial data included elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2003 Annual Report on Form 10-K.

Overview

The Company’s fiscal year ends on the Sunday closest to March 31st. As a result, the Company records revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal years ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) each included 52 weeks. The fiscal year ending March 28, 2004 (“Fiscal 2004”) will also include 52 weeks.

Tully’s derives its net sales from its:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for First Quarter 2004, Tully’s derived approximately 80.3% of its net sales from the Retail division, as compared to 78.0% for First Quarter 2003),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order and internet sales (for First Quarter 2004, Tully’s derived approximately 12.8% of its net sales from the Wholesale division, as compared to 10.7% for First Quarter 2003), and

•	International division, which sells Tully’s-branded products to its foreign licensees and receives royalties and fees from those licensees (for First Quarter 2004, Tully’s derived approximately 6.9% of its net sales from the International division, as compared to 11.3% for First Quarter 2003).

From its founding through Fiscal 2001, the Company’s primary objectives were to establish the Tully’s brand, increase its revenues and expand its retail store base. Throughout this period and through Fiscal 2003, the Company’s cash flow from operations was insufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. These losses have been exacerbated by the weak economy in the Company’s principal geographic markets since 2001. During Fiscal 2002, the Company shifted its emphasis toward improving its operating performance and placed less emphasis upon expanding its retail store base and revenues. In Fiscal 2003 and into the First Quarter 2004, this shift in emphasis continued, reflecting management’s view that the Company has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. The initiatives toward improved productivity and operating performance include:

•	improving performance through new products, focused marketing support, and more effective product purchasing strategies,

•	closing stores that do not meet management’s financial criteria,

•	expanding the Wholesale and International divisions,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

The Company’s business plan for Fiscal 2004 (the “2004 Business Plan”) defines the Company’s operating, financing, and capital investment strategies. The 2004 Business Plan is focused even more strongly upon improving overall corporate operating performance, and upon the conservative use of capital. Fiscal 2004 initiatives expected to improve operating performance and cash flow include:

•	improving performance of stores by introducing new products, and by adding Tully’s gourmet softened ice cream products to 22 more stores in First Quarter 2004,

•	enhancing marketing efforts, including refurbishing of store menu boards completed First Quarter 2004,

•	initiating selective retail price increases,

•	making cost of sales improvements through more efficient product purchasing,

•	closing at least two stores that do not meet management’s financial criteria,

•	increasing sales in the Wholesale division, primarily from new customers,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

During First Quarter 2004, the Company’s operating cashflow was sufficient to cover its operating expenses ($45,000 cash was provided by First Quarter 2004 operations, compared to $2,272,000 cash used by operations in First Quarter 2003). Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and implementation of similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004 compared to Fiscal 2003, although the Company expects to incur a net loss (inclusive of financing costs, depreciation and amortization expense) in Fiscal 2004. Management believes that cash available under the Kent Central credit facilities, as described below under “Liquidity and Capital Resources,” together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 Business Plan, and the cash and cash equivalents of $658,000 at June 29, 2003, will be sufficient to fund ongoing operations of the Company through Fiscal 2004.

The retail stores operated by the Company are summarized as follows (excludes stores operated or franchised by foreign licensees):

	Thirteen-Week Periods Ended		Fiscal Years Ended
	June 29, 2003	June 30, 2002	March 30, 2003	March 31, 2002
NUMBERS OF STORES IN OPERATION:
Beginning of the period	100	104	104	114

New stores	—	—	1	2
Closed stores	(1)	(1)	(5)	(12)

End of the period	99	103	100	104

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-Week Periods Ended
	June 29, 2003	June 30, 2002
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	44.9%	47.2%
Store operating expenses	33.0%	33.6%
Other operating expenses	3.1%	3.5%
Marketing, general and administrative costs	15.3%	20.7%
Depreciation and amortization	7.2%	8.6%
Store closure and lease termination costs	0.3%	*

Operating loss	(3.8)%	(13.6)%

Other income (expense)
Interest expense	(1.0)%	(1.3)%
Gain on sale of investments	*	0.2%
Miscellaneous income	0.2%	0.1%
Loan guarantee fee expense	(0.5)%	—

Loss before income taxes and cumulative effect of change in accounting principle	(5.1)%	(14.6)%
Income taxes	*	*
Cumulative effect of change in accounting principle	*	(23.4)%

Net loss	(5.1)%	(38.0)%

*	Amount is less than 0.1%

First Quarter Ended June 29, 2003 Compared To First Quarter Ended June 30, 2002

Net Sales

The Company’s net sales for First Quarter 2004 increased $14,000, to $12,879,000 as compared to net sales of $12,865,000 for First Quarter 2003. The increase in net sales was comprised as follows:

Total Company First Quarter 2004 compared to First Quarter 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$302
Wholesale division	276
International division	(564)

Total Company	$14

The Retail division sales increase represented a 3.0% increase compared to First Quarter 2003. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increase First Quarter 2004 compared to First Quarter 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$456
Sales decrease from stores closed in First Quarter 2004 and Fiscal 2003	(281)
Sales increase from new stores	127

Total Retail division	$302

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. After experiencing negative comparable store sales in Fiscal 2002, the Company has implemented programs to improve its comparable store sales, which have resulted in improving comparable store sales trends, as shown, during the four quarters of Fiscal 2003 and First Quarter 2004. Overall, comparable store sales for First Quarter 2004 increased by 4.7% compared to the previous year. During First Quarter 2004 and Fiscal 2003, the Company closed six stores, resulting in a sales decrease of $281,000 from First Quarter 2004 as compared to First Quarter 2003, while one new store opened during the Fiscal 2003 and produced a net sales increase of $127,000 for First Quarter 2004.

Comparable store sales increase (decrease) for Fiscal 2002, for each of the four quarters of Fiscal 2003, and for First Quarter 2004, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

The Company believes that the comparable store sales decreases for the periods reflected above reflect the effects of (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition (including the effects of new Tully’s stores opened during these periods), (iii) customers purchasing Tully’s coffee through supermarkets instead of Tully’s retail stores, and (iv) limited product innovation and marketing during Fiscal 2002. The Company believes that these negative factors have been offset by the effects from the closure of stores not meeting the Company’s financial criteria, including customers of closed stores shifting their business to other Tully’s stores. The Company believes that favorable customer response to the Company’s product, marketing and service improvement initiatives is responsible for the comparable store increases during the last two quarters of Fiscal 2003 and First Quarter 2004.

Wholesale division net sales increased $276,000, or 20.1%, to $1,652,000 for First Quarter 2004 from $1,376,000 for First Quarter 2003. The increase reflects a $367,000 sales increase due primarily to growth in the number of supermarkets selling Tully’s coffees, partially offset by the loss of approximately $100,000 of sales to the Safeco Field concession compared to First Quarter 2003. Wholesale division sales accounted for 12.8% of net sales for First Quarter 2004 and 10.7% in First Quarter 2003.

FOODX Globe Co., Ltd. (formerly known as Tully’s Coffee Japan) “(“FOODX”) increased the number of its owned and franchised stores from 50 to 112 during Fiscal 2003, and to 123 during First Quarter 2004. During Fiscal 2003 FOODX began to shift its purchasing of coffee, supplies and equipment to Japanese suppliers instead of purchasing such items from the

Company. The shift toward more local procurement by FOODX will generally decrease the Company’s sales to FOODX, but will result in greater gross margins for the Company. In that regard, although net sales for the International division decreased by $564,000, or 38.9%, from $1,449,000 to $885,000 for the First Quarter 2004 as compared to First Quarter 2003, the International division’s operating income decreased by only $4,000. The growth in FOODX’s retail store base and business and the shift in its procurement resulted in a $70,000 increase in license royalties (related to the stores franchised by FOODX) and coffee roasting fees for First Quarter 2004 compared to First Quarter 2003, but also resulted in a decrease in sales of coffee and supplies of $663,000. International division sales accounted for 6.9% and 11.3% of net sales for First Quarter 2004 and First Quarter 2003, respectively.

Operating Expenses

Cost of goods sold and related occupancy costs decreased $290,000, or 4.8%, to $5,778,000 for the First Quarter 2004 as compared to First Quarter 2003. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 44.9% as compared to 47.2% for First Quarter 2003. These changes resulted primarily from:

•	the consolidation of the number of vendors from which the Company purchases supplies and inventory, and improved purchasing practices,

•	selective price increases on certain items in specific market areas,

•	the shift in the mix of International division sales described above,

•	improved inventory controls, including more careful management of perishable inventories and supplies, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses decreased $78,000, or 1.8%, to $4,248,000 in First Quarter 2004 from $4,326,000 in First Quarter 2003. As a percentage of net sales, store operating expenses improved slightly to 33.0% for First Quarter 2004 compared to 33.6% for First Quarter 2003.

Other operating expenses (expenses associated with all operations other than retail stores) decreased $39,000 or 8.8% to $405,000 during First Quarter 2004 from $444,000 in First Quarter 2003. As a percentage of net sales, other operating expenses decreased to 3.1% during First Quarter 2004 from 3.5% in First Quarter 2003.

Marketing, general and administrative costs decreased $692,000, or 25.9%, to $1,976,000 during First Quarter 2004 from $2,668,000 in First Quarter 2003 reflecting Company efforts to reduce costs to levels appropriate for its revenue base. This decrease includes $357,000 in reduced marketing costs (primarily due to reduced costs for baseball park sponsorships).

Depreciation and amortization expense decreased $179,000, or 16.2%, to $923,000 during First Quarter 2004 from $1,102,000 in First Quarter 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base caused by asset retirements, store closures, and asset impairment charges during Fiscal 2002 and Fiscal 2003.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement used by the Company to measure the Company’s operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. Management views EBITDA as a key indicator of the Company’s operating business performance, and EBITDA is the primary determinant in the computation of management incentive compensation.

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the 1934 Act define and prescribe the conditions for use of certain non-GAAP financial information. The Company believes that its “EBITDA” information, which meets the definition of a non-GAAP financial measure, is important supplemental information to investors.

The Company uses the EBITDA non-GAAP financial measure for internal managerial purposes and as a means to evaluate period-to-period comparisons. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”) and should not be relied upon to the exclusion of GAAP financial measures. EBITDA information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our condensed consolidated financial statements included in Item 1 of Part I. For a quantitative reconciliation of our EBITDA information to the most comparable GAAP financial measures, see the table below.

The following table sets forth, for the periods indicated, the computation of EBITDA and a reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-Week Periods Ended
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
Net loss	$(658)	$(4,893)
Add back cumulative effect of change in accounting principle	—	3,018

Loss before cumulative effect of change in accounting principle	(658)	(1,875)
Add back (deduct) amounts for computation of EBIT DA
Interest expense and loan guarantee fees	189	176
Income taxes	6	1
Depreciation and amortization	923	1,102

Earnings (loss) before interest, taxes, depreciation and amortization	$460	$(596)

As a result of the factors described above, the Company had EBITDA of $460,000 for First Quarter 2004, which is an improvement of $1,056,000 as compared to the loss before interest, taxes, depreciation and amortization of $596,000 during First Quarter 2003.

Operating Loss

As a result of the factors described above, the Company had an operating loss of $486,000 for First Quarter 2004, which is an improvement of $1,258,000 (72.1%) as compared to the operating loss of $1,744,000 during First Quarter 2003.

Other Income (Expense)

Interest expense decreased $53,000 or 30.1% for First Quarter 2004 as compared to $176,000 for First Quarter 2003 due to a lower value assigned to the non-cash interest paid by warrants for First Quarter 2004 as compared to First Quarter 2003. Gains on sale of investments of $27,000 during First Quarter 2003 are the realized gains from the sale of the Company’s holdings of FOODX stock. There were no such gains realized during First Quarter 2004.

During First Quarter 2004 the Company incurred loan guarantee fee expense of $66,000 related to the non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 5 to the condensed consolidated financial statements). As the guaranteed credit facility was established later in Fiscal 2003, there were no such costs during First Quarter 2003.

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, the Company adopted the full provisions of SFAS 142 (see Note 4 to the condensed consolidated financial statements). The Company performed an evaluation of its goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to the Company’s Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge was retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of First Quarter 2003.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

Loss before Cumulative Effect of Change in Accounting Principle decreased $1,217,000 or 64.9% to $658,000 during First Quarter 2004 as compared to $1,875,000 during First Quarter 2003. The smaller loss in First Quarter 2004 is primarily the result of the $1,258,000 improvement in operating loss during First Quarter 2004, partially offset by the gain on sale of investments during First Quarter 2003 that did not recur in First Quarter 2004.

After the $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle, the Company had a net loss of $658,000 during First Quarter 2004 as compared to a net loss of $4,893,000 during First Quarter 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirteen-Week Periods Ended
STATEMENTS OF CASH FLOWS DATA	June 29, 2003	June 30, 2002
	(unaudited)	(unaudited)
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(658)	$(1,875)
Adjustments for depreciation and other non-cash operating statement amounts	629	727

Net loss adjusted for non-cash operating statement amounts	(29)	(1,148)
Cash provided (used) for changes in assets and liabilities	74	(1,124)

Net cash provided by (used in) operating activities	45	(2,272)
Proceeds from sale of investment in FOODX stock	—	1,813
Purchases of property and equipment	(168)	(216)
Net repayments of debt and capital leases	(216)	(209)
Proceeds from equity transactions	—	7
Other	4	(100)

Net decrease in cash and cash equivalents	$(335)	$(977)

Cash provided by operating activities in First Quarter 2004 was $45,000. In First Quarter 2003, operations used cash of $2,272,000. Cash used in operating activities has improved during Fiscal 2003 and during First Quarter 2004 as the result of the improvements in operating results discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Overview” and “Results of Operations.” As discussed therein, the Company’s loss before cumulative effect of change in accounting principle decreased during First Quarter 2004. The improvement in the Company’s first quarter loss was due in part to reductions in non-cash charges, such as depreciation and amortization. However, excluding the effects of these non-cash charges, the cash flow from net loss adjusted for non-cash operating statement amounts improved by $1,119,000, from a use of cash of $1,148,000 in First Quarter 2003 to a use of cash of $29,000 in First Quarter 2004.

Investing activities used cash of $164,000 in First Quarter 2004 but provided cash of $1,497,000 in First Quarter 2003. Cash used for capital expenditures was $168,000 in First Quarter 2004 and $216,000 in First Quarter 2003. The Company also acquired $250,000 of equipment in First Quarter 2004 and $723,000 in First Quarter 2003 through capitalized leases. During First Quarter 2003, the Company’s investing activities included $1,813,000 cash proceeds from the sale of the Company’s holdings of FOODX stock.

Financing activities used cash of $216,000 in First Quarter 2004 and $209,000 in First Quarter 2003. These financing activities consisted primarily of payments on the Company’s debt and capital leases. Also, in First Quarter 2004, the Company and Kent Central agreed to extend the maturity of the Company’s credit facilities as described in Note 5 to the condensed consolidated financial statements.

Overall, the Company’s operating activities, investing activities, and financing activities used $335,000 of cash in First Quarter 2004 as compared to cash used of $977,000 in First Quarter 2003.

As of June 29, 2003 the Company had cash and cash equivalents of $658,000, and a working capital deficit of $2,874,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Subject to the limitations of the Second KCL Line (see Note 5 to the condensed consolidated financial statements), increases in accounts receivable will generally increase the Company’s borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

Cash requirements for the remainder of Fiscal 2004, other than normal operating expenses and the commitments described below, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, fixtures and equipment related to the introduction of other products into Tully’s stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. Management expects capital expenditures in the last three quarters of Fiscal 2004 will be approximately $400,000 (some of which may be acquired through operating or capital leases).

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview,” management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the implementation of similar initiatives comprising the 2004 Business Plan will result in improved operating results in Fiscal 2004. Management believes that cash available under the Kent Central credit facilities, together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 Business Plan, and the cash and cash equivalents of $658,000 at June 29, 2003, will be sufficient for the Company to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the 2004 Business Plan does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if satisfactory financing opportunities become available in Fiscal 2004.

At June 29, 2003 the Company had total liabilities of $27,224,000 and total assets of $23,458,000, so that a deficit of $3,766,000 was reported for the shareholders of the Company. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at June 29, 2003 include deferred licensing revenues in the aggregate amount of $13,548,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1.8 million annually in future operating statements, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing royalty of $13,548,000 for less than $1.4 million of future cash expenditures.

Since its formation, the Company has funded its capital investments and its losses primarily from the proceeds from common and preferred stock sales and (in Fiscal 2002) with proceeds from international licensing and supply agreements. The Company expects that additional sources of funding would be required to fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from the 2004 Business Plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business, and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company might be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and would be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

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

Company Risks

Our history of losses may continue in the future and this could adversely affect on our ability to grow and the value of your investment in us.

To date, we have incurred losses in every year of operations. As of June 29, 2003, our accumulated deficit was $85.9 million. We expect to continue to incur a net loss in Fiscal 2004 and cannot assure you that we will ever become or remain profitable.

Our credit facility restricts our operating flexibility and ability to raise additional capital. If we were to default under the facility, the lender, the guarantors, or both would have a right to seize our assets.

The Company has credit lines with Kent Central LLC (see Note 5 to the condensed consolidated financial statements). The terms of the credit facility, and a related agreement among the Company and certain directors and shareholders who are guarantors of the debt under the credit facility, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of other creditors and shareholders of the Company.

We may not be able to obtain additional capital when needed.

To date, we have not generally generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the future to fund growth of the business and repayment of debt and other long-term obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current investors and creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Our articles of incorporation provide that our Series A Preferred Stock is senior to the common stock for a stated dollar amount of liquidation preferences, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference of both the Series A Preferred Stock and the common stock. If we were to sell all or a substantial portion of our assets in order to meet our operating needs and satisfy our obligations, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

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

We may consider future strategic acquisitions. Integrating newly-acquired businesses is expensive and time consuming. If we acquire a business, we may not manage these integration efforts successfully, and our business and results of operations could suffer.

We have limited supplier choices providing our bakery category products.

We use local bakeries to supply our stores with baked goods. Most of these bakeries have limited capital resources to fund growth. If one or more of these suppliers is unable to provide high quality products in sufficient quantities to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience interruptions in the product availability and our results of operations could suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of July 31, 2003, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 33% of our common stock and the estate of Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting together, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets, or that new products will be accepted by current customers. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties may vary by region. Consumers in areas outside our current geographic markets may not embrace the Tully’s brand and its products. Our retail store operations, and to a lesser extent, our Wholesale and International divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

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

Industry Risks

We compete with a number of companies for customers. The success of these companies could adversely affect us.

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

We face intense competition from restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel. We may not be able to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact future plans for expansion and our ability to operate existing stores. Similar factors could impact our Wholesale customers and our International customers, and could adversely affect our plans to increase our revenues from those customers.

A shortage in the supply or an increase in price of coffee beans could adversely affect our revenues.

Our future success depends on the availability of premium quality unroasted, or green, coffee beans at reasonable prices. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or affect the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee could result in increases in the costs of coffee beverages served in our stores. These cost increases may force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

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

There is no public market for our common stock or our preferred stock, and consequently the liquidity of an investment in our capital stock currently is limited. Whether Tully’s would ever “go public” and, if so, the timing and particulars of such a transaction, would be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, board of directors and professional advisors. There can be no assurance that such a public market will ever become available for our common or preferred stock.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in the Company’s business, the Company enters into fixed-price purchase commitments. The Company’s practice has been to annually contract for most of its green coffee bean purchases in advance for the next fiscal year. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of June 29, 2003, the Company had fixed price inventory purchase commitments for green coffee remaining for delivery in Fiscal 2004 totaling approximately $2,400,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote.

Under the credit lines described in Note 5 to the condensed consolidated financial statements, the Company borrows at interest rates that are based upon the prime borrowing rate. From time to time, the Company has other transactions and agreements that include provisions for interest at a variable rate. Accordingly, the Company expects to be subject to fluctuating interest rates in the normal course of business during Fiscal 2004 and subsequent periods.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results or cash flows.

ITEM 2. CHANGES IN SECURITIES

The Company issued and sold securities in the transactions described below during First Quarter 2004. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

•	The Company granted options to purchase shares of its common stock, under the Company’s Amended and Restated 1994 Stock Option Plan (the “Plan”):

•	On May 12, 2003, the Board granted options for 100,000 shares to the Company’s Chief Financial Officer and for 75,000 shares to another Company manager. Each option had an exercise price of $0.31 per share.

•	On June 19, 2003, the Board granted options for a total of 18,500 shares to two employees. Each option had an exercise price of $2.50 per share.

•	On June 19, 2003, the Board granted options of 3,000 shares to each of the five non-employee directors (an aggregate 15,000 shares), as compensation for board and board committee participation from July 1, 2002 through March 30, 2003. Each option had an exercise price of $0.01 per share, a term of ten years and was fully vested upon grant.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to Guarantors of the KCL Credit Line in First Quarter 2004 (with an exercise price of $.05 per share) as described in Note 7 to the condensed consolidated financial statements).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

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

4.5

Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6

Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7

Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8

Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1

June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.2

June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.3

Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan (as amended on June 19, 2003) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.4

Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.5

Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

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

(b) Current Reports on Form 8-K

Form 8-K, dated May 9, 2003 – Item 4 – Changes in Registrant’s Certifying Accountant. The Company announced that PricewaterhouseCoopers LLP was dismissed as the Company’s independent accountants and the engagement of Moss Adams LLP as the new principal accountants to audit the Company’s consolidated financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 13, 2003.

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

4.5

Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6

Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7

Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8

Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1

June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.2

June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.3

Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan (as amended on June 19, 2003) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.4

Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.5

Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

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