Form 10-Q
period 2003-09-28
TULLYS COFFEE CORP
filed 2003-11-12
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of October 31, 2003, 16,469,187 shares of common stock, no par value, were outstanding.

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended September 28, 2003

Unless the context requires otherwise, as used in this report “Tully’s,” “Company,” “we,” “our” and “us” means Tully’s Coffee Corporation.

A Warning About Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. Information regarding factors that could cause our actual results to differ materially from our expectations is included in this report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Our Future Results.”

You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2003 (unaudited)	March 30, 2003
	(dollars in thousands, except share data)
Assets
Current assets
Cash	$1,401	$993
Accounts receivable, net of allowance for doubtful accounts of $206 and $173 at September 28, 2003 and March 30, 2003, respectively	1,506	1,239
Inventories	1,937	2,417
Prepaid expenses and other current assets	333	668

Total current assets	5,177	5,317
Property and equipment, net	15,755	17,079
Goodwill, net	523	523
Other intangible assets, net	927	994
Other assets	637	678

Total assets	$23,019	$24,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,878	$2,389
Accrued liabilities	3,476	3,034
Current portion of long-term debt and capital lease obligation	412	561
Deferred licensing revenue	2,267	1,838

Total current liabilities	8,033	7,822
Long-term debt, net of current portion	3,104	3,106
Capital lease obligation, net of current portion	422	360
Deferred lease costs	1,460	1,507
Convertible promissory note, net of discount	2,873	2,816
Deferred licensing revenue, net of current portion	11,286	12,169

Total liabilities	27,178	27,780

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at September 28, 2003 and March 30, 2003	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,469,187 and 16,320,613 shares issued and outstanding at September 28, 2003 and March 30, 2003, respectively, with a liquidation preference of $37,056 (September 28, 2003) and $36,721 (March 30, 2003)	9,279	9,272
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at September 28, 2003 and March 30, 2003	11,066	11,066
Deferred stock compensation	(105)	(161)
Additional paid-in capital	27,543	27,435
Accumulated deficit	(86,425)	(85,284)

Total stockholders’ deficit	(4,159)	(3,189)

Total liabilities and stockholders’ deficit	$23,019	$24,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)		(unaudited)
Net sales	$13,296	$13,025	$26,175	$25,890

Cost of goods sold and related occupancy expenses	6,011	5,976	11,789	12,044
Store operating expenses	4,329	4,401	8,577	8,727
Other operating expenses	489	413	894	857
Marketing, general and administrative costs	1,734	2,529	3,710	5,192
Depreciation and amortization	925	1,005	1,848	2,107
Store closure and lease termination costs	110	—	145	—

Operating loss	(302)	(1,299)	(788)	(3,037)

Other income (expense)
Interest expense	(131)	(169)	(254)	(345)
(Loss) gain on sale of investments	—	(13)	—	14
Interest and other income	23	482	46	494
Loan guarantee fee expense	(66)	—	(132)	—

Total other income (expense)	(174)	300	(340)	163

Loss before income taxes and cumulative effect of change in accounting principle	(476)	(999)	(1,128)	(2,874)
Income taxes	(7)	(22)	(13)	(22)

Loss before cumulative effect of change in accounting principle	(483)	(1,021)	(1,141)	(2,896)
Cumulative effect of change in accounting principle	—	—	—	(3,018)

Net loss	$(483)	$(1,021)	$(1,141)	$(5,914)

Net loss per share – basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.06)	$(0.07)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

Net loss per share – basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.36)

Weighted average shares used in computing basic and diluted net loss per share	16,447	16,366	16,428	16,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,141)	$(5,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	3,018
Depreciation and amortization	1,848	2,107
Store closure and lease termination costs	145	—
Non-cash interest expense	57	301
Employee stock option compensation expense	47	37
Non-cash loan guarantee fee expense	132	—
Provision for doubtful accounts	45	—
Gain on sale of investments	—	(14)
Gain on sale of property and equipment	(1)	—
Recognition of deferred licensing revenues	(954)	(1,024)
Changes in assets and liabilities
Accounts receivable	(311)	(413)
Inventories	444	(188)
Prepaid expenses and other assets	375	(200)
Accounts payable	(511)	(169)
Accrued liabilities	285	466
Proceeds from deferred licensing revenues	500	—
Deferred lease costs	(47)	85

Net cash provided by (used in) operating activities	913	(1,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(192)	(325)
Proceeds from sale of property and equipment	20	—
Proceeds from sale of investments	—	1,829
Related party notes receivable	—	(100)

Net cash (used in) provided by investing activities	(172)	1,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(340)	(502)
Proceeds from exercise of common stock options	—	1
Proceeds from exercise of common stock warrants	7	7

Net cash used in financing activities	(333)	(494)

Net increase (decrease) in cash and cash equivalents	408	(998)

Cash and cash equivalents at beginning of period	993	1,684

Cash and cash equivalents at end of period	$1,401	$686

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$105	$30

Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$250	$748

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

The Company ends its fiscal year on the Sunday closest to March 31. As a result, the Company records its revenue and expenses on a 52 or 53-week period, depending on the year. Each of the fiscal years ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending March 29, 2004 (“Fiscal 2004”) will also include 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week ended period September 28, 2003 (“Second Quarter 2004”), the twenty-six week period ended September 28, 2003, the thirteen week period ended September 29, 2002 (“Second Quarter 2003”), and the twenty-six week period ended September 29, 2002 are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for Fiscal 2003 included in our annual report on Form 10-K, SEC File No. 000-26829, for the fiscal year ended March 30, 2003.

Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure-only provisions of SFAS No. 148. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123 and SFAS No. 148, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$26	$20	$47	$36
Pro forma	$33	$50	$54	$88

Net loss-as reported	$(483)	$(1,021)	$(1,141)	$(5,914)
Net loss-pro forma	$(490)	$(1,051)	$(1,148)	$(5,966)
Basic and diluted loss per common share
As reported	$(0.03)	$(0.06)	$(0.07)	$(0.36)
Pro forma	$(0.03)	$(0.06)	$(0.07)	$(0.36)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Liquidity

From its inception through Fiscal 2001, the Company was focused primarily upon development of its brand and growth of its retail store base and revenues. The Company funded its capital investments and its losses during this period primarily from the proceeds from common and preferred stock sales and proceeds from international licensing and supply agreements.

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

The Company’s 2004 business plan is focused even more strongly upon improving overall corporate operating performance and upon the conservative use of capital. Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the similar initiatives comprising the 2004 business plan will result in improved operating results in Fiscal 2004. Management believes that funds available under its credit facilities (described in Note 5), together with the operating cashflows, financing cashflows, and investing cashflows reflected in the 2004 business plan and the cash of $1,401,000 at September 28, 2003 will be sufficient to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the Company does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if attractive financing opportunities become available in Fiscal 2004.

The Company expects that additional sources of funding would be required to fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from those projected in the 2004 business plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

At September 28, 2003, the Company had total liabilities of $27,178,000 and total assets of $23,019,000, so that a deficit of $4,159,000 was reported for the shareholders of the Company. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at September 28, 2003 include deferred licensing revenues in the aggregate amount of $13,553,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing liability of $13,553,000 for less than $2,000,000 of future cash expenditures.

As of September 28, 2003 the Company had cash of $1,401,000, and a working capital deficit of $2,856,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Increases in accounts receivable generally will increase the Company’s borrowing capacity under the Second KCL Line (see Note 5). Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

3. Inventories

Inventories consist of the following:

	September 28, 2003	March 30, 2003
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$529	$1,057
Roasted coffee	603	454
Other goods held for sale	421	478
Packaging and other	384	428

Total	$1,937	$2,417

As of September 28, 2003, the Company had approximately $1,600,000 of fixed-price purchase commitments for green coffee.

4. Goodwill and other intangible assets

During Fiscal 2003, the Company adopted the full provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Tully’s performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of April 1, 2002 related to the Company’s Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge was retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003.

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure follows:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(483)	$(1,021)	$(1,141)	$(5,914)
Add back cumulative effect of change in accounting principle	—	—	—	3,018

Adjusted net loss	$(483)	$(1,021)	$(1,141)	$(2,896)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.03)	$(0.06)	$(0.07)	$(0.18)
Cumulative effect of change in accounting principle	—	—	—	(0.18)

Adjusted basic and diluted loss per share	$(0.03)	$(0.06)	$(0.07)	$(0.36)

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if impairment is identified. The Company has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. During fourth quarter of Fiscal 2003 an impairment of $31,000 was recorded.

Other intangible assets consist of the following:

	September 28, 2003	March 30, 2003
	(unaudited)
	(dollars in thousands)
Leasehold interests	$384	$278
Lease commissions	214	214
Trademark and logo design costs	405	407
Covenants not to compete	261	346
Other	—	23

	1,264	1,268
Less accumulated amortization	(337)	(274)

Total	$927	$994

Amortization expense for other intangible assets for Second Quarter 2004 and Second Quarter 2003 was $30,839 and $20,534, respectively, and for the twenty-six week periods ended September 28, 2003 and September 29, 2002 was $65,904 and $52,930, respectively.

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

The terms of the KCL Credit Line and a related agreement among the Company and the Guarantors include provisions that, among other things, restrict the Company’s ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets (pursuant to which provision the Company had repaid approximately $65,000 to KCL through September 28, 2003, with the allowable borrowing base under the KCL Credit line reduced commensurately), and upon certain changes or events relating to the Guarantors. The Company’s agreement with the Guarantors requires the Guarantors’ consent to any material change in the Company’s license and supply agreements with its international licensees if the Company would receive additional amounts from the licensees or acceleration of licensee payments as consideration for amending the license and supply agreements. The Company has agreed to indemnify the Guarantors in connection with the guaranties and has granted each of them a security interest in substantially all of the Company’s assets (subordinated to the security interest of KCL). In consideration for providing the guaranties, the Company is required to issue warrants to the Guarantors (see Note 8).

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

Principal Payments
Fiscal quarters ending	(dollars in thousands)

December 28, 2003	$ 90
March 28, 2004	$120
June 27, 2004	$150
September 26, 2004	$180
October 1, 2004	Remaining debt, excluding $890 due April 29, 2005

The Company expects that total borrowings under the KCL Credit Line and the Second KCL Line will not be less than $3,100,000 during the next twelve months, and that amount is therefore classified as long-term debt in the balance sheet at September 28, 2003. At September 28, 2003 the annual interest rate (exclusive of the loan fees) for the KCL Credit Line was 3.5% and for the Second KCL Line was 8.0%.

Obligations under the KCL credit facilities, and other long-term debt consist of the following:

	September 28, 2003	March 30, 2003
	(unaudited)
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,810	$2,874
Borrowings under the Second KCL Line	465	465
Notes and contracts payable in monthly installments of $5,000 as of September 28, 2003, including interest ranging from 3.25% to 12.0%, maturing October 2003 through June 2005, collateralized by various equipment	19	25
Note payable for purchase of insurance, payable in monthly installments of $37,000, including interest at 5.85%, maturing June 2003, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	119

	3,294	3,483
Less: Current portion	(190)	(377)

Total	$3,104	$3,106

6. Leases

The Company leases the building that houses the Company’s headquarters, roasting plant and distribution facilities (the “Airport Way Property”) under a lease with a ten-year term (expiring May 2010) and two five-year options to renew. On July 17, 2003, KCL sold the Airport Way Property and assigned the lease to Rainier Commons LLC (“Rainier Commons”). Effective upon completion of the sale, the lease to the Airport Way Property was amended by Rainier Commons and the Company as follows: (1) the lessor’s right to terminate the lease upon 150 days notice was eliminated, (2) the portion of the Airport Way Property leased to the Company was reduced to approximately 80,000 square feet, and (3) commencing in January 2004, the Company’s rent and its share of maintenance and occupancy costs will be decreased for the remainder of the lease term. The Company estimates that its monthly costs under the lease will be reduced by approximately $15,000 per month commencing in January 2004.

7. International licenses and deferred licensing revenues

On August 31, 2003, the Company and FOODX Globe Co., Ltd. (“FOODX”), the Company’s licensee for Japan, amended the license agreement among the parties. The amendment provided the Company’s consent in connection with a proposed tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, the Company will receive a royalty upon RTD product sales of FOODX. The Company received a fee of $500,000 from FOODX in connection with the amendment. The Company recorded the fee as deferred income and is amortizing the fee over the fourteen month period from the execution of the amendment through October 2004.

In Second Quarter 2003, the Company assigned its intellectual property rights outside of the United States relating to its Spinelli brand, including the trademarks and related goodwill, to Spinelli Pte. Ltd. (“SPL”). Under the agreement, SPL paid $500,000 to the Company. The Company retains certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan. The $500,000 purchase price, less approximately $40,000 of costs, was reported as “other-miscellaneous income” in Second Quarter 2003.

8. Stock options and warrants

Options

The Company records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by the Company’s board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by the Company’s board of directors and was $0.30 per share for options granted through the twenty-six week period ended September 28, 2003 and $0.31 per share for options granted during the twenty-six week period ended September 29, 2002.

Stock option activity under the Company’s 1994 Stock Option Incentive Plan (excluding options under the Founder’s Plan, which would not affect the outstanding shares or provide cash proceeds to the Company if exercised):

	Thirteen Week Periods Ended		Twenty-six week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Outstanding stock options, beginning of the period	3,680,383	3,551,849	3,561,883	2,242,065
Granted (Exercise price $2.50)	—	—	18,500	260,000
Granted (Exercise price $1.78)	—	—	—	470,000
Granted (Exercise price $0.31)	—	—	175,000	—
Granted (Exercise price $0.01)	—	77,500	15,000	667,500
Forfeited	(33,334)	(38,230)	(123,334)	(47,946)
Exercised	—	(68,074)	—	(68,574)

Outstanding stock options, end of the period	3,647,049	3,523,045	3,647,049	3,523,045

On October 23, 2003, the Board of Directors granted stock options to employees for an aggregate of 266,400 shares with an exercise price of $0.31 per share.

Deferred stock compensation for the twenty-six week period ended September 28, 2003 is summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$2.50	18,500	$—
$0.31	175,000	—

$0.01	15,000	—

Total grants to employees and directors in the twenty-six week period ended September 28, 2003	208,500	—

Deferred stock compensation at March 30, 2003		$161

Less- amount recognized as stock option expense in the twenty-six week period ended September 28, 2003		(39)

Less- deferred stock compensation reversal on stock option forfeitures in the twenty-six week period ended September 28, 2003		(17)

Deferred stock compensation at September 28, 2003		$105

Warrants

The Company had warrants outstanding to purchase 8,641,490 and 8,334,476 shares of common stock as of September 28, 2003 and March 30, 2003, respectively, at exercise prices ranging from $0.01 to $0.33 per share. The weighted average exercise price of these warrants is $0.26 per share.

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

Through October 31, 2003, the Company has issued warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924

Warrants issued May 2003 for Fourth Quarter Fiscal 2003	111,096	70,758	181,854

Warrants issued July 2003 for First Quarter Fiscal 2004	111,096	74,064	185,160

Warrants issued October 2003 for Second Quarter Fiscal 2004	111,096	74,064	185,160

Total warrants issued to the Guarantors	407,352	249,746	657,098

9. Segment reporting

The Company is organized into three business units: (1) its Retail division, which includes its domestic store operations, (2) its Wholesale division, which sells Tully’s-branded products to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order and internet sales, and (3) its International division, which sells Tully’s-branded products to the Company’s foreign licensees and manages the international licensing of the Tully’s brand and the related royalty and fee programs.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$10,508	$10,282	$20,850	$20,322
Wholesale division	1,989	1,416	3,641	2,792
International division	799	1,327	1,684	2,776

Total net sales	$13,296	$13,025	$26,175	$25,890

Operating income/(loss)
Retail division	$577	$432	$1,231	$668
Wholesale division	321	237	623	405
International division	723	863	1,462	1,606
Corporate and other	(1,933)	(2,698)	(4,055)	(5,501)
Interest and other, net	(171)	145	(402)	(74)

Loss before cumulative effect of change in accounting principle	$(483)	$(1,021)	$(1,141)	$(2,896)

**	Amounts are less than $1,000.

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Depreciation and amortization
Retail division	$658	$666	$1,309	$1,504
Wholesale division	77	35	144	76
International division	**	**	**	**
Corporate and other expenses	190	304	395	527

Total depreciation and amortization	$925	$1,005	$1,848	$2,107

**	Amounts are less than $1,000.

10. Net loss per common share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

The Company has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of September 28, 2003 and September 29, 2002, there were outstanding options and warrants convertible into 35,494,871 and 34,496,788 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for Second Quarter 2004 and Second Quarter 2003 because the effect of these instruments on the calculation would have been antidilutive.

11. Comprehensive loss

Other comprehensive loss consists of the unrealized gains and losses, net of applicable taxes, on available-for-sale securities. Because of the Company’s net operating losses, no tax expense (benefit) has been allocated to other comprehensive loss. The amounts are as follows:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net loss	$(483)	$(1,021)	$(1,141)	$(5,914)
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale securities arising during the period	—	(22)	—	107
Reclassification adjustment for net losses (gains) realized in earnings	—	13	—	(14)

	—	(9)	—	93

Total comprehensive loss	$(483)	$(1,030)	$(1,141)	$(5,821)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of its results of operations and financial condition for the thirteen week period ended September 28, 2003 (“Second Quarter 2004”), and the twenty-six week period ended September 28, 2003. The Company believes that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks summarized below in “Factors that May Affect Our Future Results.”

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

Overview

The Company’s fiscal year ends on the Sunday closest to March 31st. As a result, the Company records revenue and expenses on a 52 or 53-week period, depending on the year. The fiscal years ended March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) each included 52 weeks. The fiscal year ending March 28, 2004 (“Fiscal 2004”) will also include 52 weeks.

Tully’s derives its net sales from its:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for Second Quarter 2004 and for the thirteen week period ended September 29, 2002 (“Second Quarter 2003”), Tully’s derived approximately 79.0% and 78.9%, respectively, and for the twenty-six week periods ended September 28, 2003 and September 29, 2002, Tully’s derived approximately 79.7% and 78.5%, respectively, of its net sales from the Retail division),

•	Wholesale division, which sells which sells Tully’s-branded products to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles the Company’s mail order and internet sales (for Second Quarter 2004 and Second Quarter 2003, Tully’s derived approximately 15.0% and 10.9%, respectively, and for the twenty-six week periods ended September 28, 2003 and September 29, 2002, Tully’s derived approximately 13.9% and 10.8%, respectively, of its net sales from the Wholesale division), and

•	International division, which sells Tully’s-branded products to its foreign licensees and receives royalties and fees from those licensees (for Second Quarter 2004 and Second Quarter 2003, Tully’s derived approximately 6.0% and 10.2%, respectively, and for the twenty-six week periods ended September 28, 2003 and September 29, 2002, Tully’s derived approximately 6.4% and 10.7%, respectively, of its net sales from the International division).

From its founding through Fiscal 2001, the Company’s primary objectives were to establish the Tully’s brand, increase its revenues and expand its retail store base. Throughout this period and through Fiscal 2003, the Company’s cash flow from operations was insufficient to cover operating expenses and the Company has not made a profit from operations in any year since inception. These losses have been exacerbated by the weak economy in the Company’s principal geographic markets since 2001. During Fiscal 2002, the Company shifted its emphasis toward improving its operating performance and placed less emphasis upon expanding its retail store base and revenues. In Fiscal 2003 and into Fiscal 2004, this shift in emphasis continued, reflecting management’s view that the Company has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. The Company’s 2004 business plan is focused even more strongly upon improving overall corporate operating performance and upon the conservative use of capital. The initiatives toward improved productivity and operating performance include:

•	introducing new products,

•	adding Tully’s gourmet softened ice cream products to 22 more stores during the thirteen week period ended June 28, 2003 (“First Quarter 2004”),

•	enhancing marketing efforts, including refurbishing store menu boards completed during First Quarter 2004,

•	initiating selective retail price increases,

•	making cost of sales improvements through more efficient product purchasing,

•	selectively closing stores that do not meet management’s financial criteria,

•	increasing sales in the Wholesale division, primarily from new customers,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

During the twenty-six week period ended September 28, 2003, the Company’s operating cashflow was sufficient to cover its operating expenses ($913,000 cash was provided by operations for the twenty-six week period September 28, 2003, compared to $1,908,000 cash used by operations for the twenty-six week period ended September 29, 2002). Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the initiatives comprising its 2004 business plan will result in improved operating results in Fiscal 2004 compared to Fiscal 2003, although the Company expects to incur a net loss (inclusive of financing costs, depreciation and amortization expense) in Fiscal 2004. As described below under “Liquidity and Capital Resources,” management believes that cash available under the Kent Central credit facilities, together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 business plan, and the cash and cash equivalents of $1,401,000 at September 28, 2003, will be sufficient to fund ongoing operations of the Company through Fiscal 2004.

The retail stores operated by the Company are summarized as follows (excludes stores operated or franchised by foreign licensees):

	Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002
NUMBERS OF STORES IN OPERATION:

Beginning of the period	100	104

New stores	—	—
Closed stores	(5)	(3)

End of the period	95	101

Results of Operations

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

The Company uses EBITDA for internal managerial purposes and as a means to evaluate period-to-period comparisons. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”) and should not be relied upon to the exclusion of GAAP financial measures. EBITDA information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business. Management strongly encourages investors to review our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our condensed consolidated financial statements. For a quantitative reconciliation of our EBITDA information to the most comparable GAAP financial measures, see the table below.

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Loss	$(483)	$(1,021)	$(1,141)	$(5,914)

Add back cumulative effect of change in accounting principle	—	—	—	3,018

Loss before cumulative effect of change in accounting principle	(483)	(1,021)	(1,141)	(2,896)

Add back amounts for computation of EBITDA

Interest expense and loan guarantee fees	197	169	386	345

Income taxes	7	22	13	22

Depreciation and amortization	925	1,005	1,848	2,107

Earnings (loss) before interest, taxes, depreciation and amortization	$646	$175	$1,106	$(422)

Thirteen Week Period Ended September 28, 2003 Compared To Thirteen Week Period Ended September 29, 2002

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen Week Periods Ended
	September 28, 2003	September 29, 2002
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.2%	45.9%
Store operating expenses	32.6%	33.8%
Other operating expenses	3.7%	3.2%
Marketing, general and administrative costs	13.0%	19.4%
Depreciation and amortization	7.0%	7.7%
Store closure and lease termination costs	0.8%	—

Operating loss	(2.3)%	(10.0)%

Other income (expense)
Interest expense	(1.0)%	(1.3)%
Gain on sale of investments	—	(0.1)%
Miscellaneous income	0.2%	3.7%
Loan guarantee fee expense	(0.5)%	—

Loss before income taxes and cumulative effect of change in accounting principle	(3.6)%	(7.7)%
Income taxes	*	(0.1)%

Net loss	(3.6)%	(7.8)%

*	Amount is less than 0.1%

Net Sales

The Company’s net sales for Second Quarter 2004 increased $271,000 to $13,296,000 as compared to net sales of $13,025,000 for Second Quarter 2003. The increase in net sales was comprised as follows:

Total Company Second Quarter 2004 compared to Second Quarter 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$226
Wholesale division	573
International division	(528)

Total Company	$271

The Retail division sales increase represented a 2.2% increase compared to Second Quarter 2003. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increase Second Quarter 2004 compared to Second Quarter 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$341
Sales decrease from stores closed in Fiscal 2004 and Fiscal 2003	(247)
Sales increase from new store	132

Total Retail division	$226

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. After experiencing negative comparable store sales in Fiscal 2002, the Company has implemented programs to improve its comparable store sales, which have resulted in improved comparable store sales trends, as shown by the accompanying graph. Overall, comparable store sales for Second Quarter 2004 increased by 3.5% compared to Second Quarter 2003. During Fiscal 2004 and Fiscal 2003, the Company has closed ten stores, resulting in a sales decrease of $247,000 from Second Quarter 2004 as compared to Second Quarter 2003, while one new store opened during the fourth quarter of Fiscal 2003 and produced a net sales increase of $132,000 for Second Quarter 2004.

Comparable store sales increase (decrease) for Fiscal 2002, for each of the four quarters of Fiscal 2003, and for the first two quarters of Fiscal 2004, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

The Company believes that favorable customer response to the Company’s product, marketing and service improvement initiatives is primarily responsible for the comparable store increases during the last four quarters. The comparable store increase of 3.5% in Second Quarter 2004 was less than the increase of 4.7% in First Quarter 2004, but the Second Quarter 2004 increase was against a stronger prior year quarter than was the First Quarter 2004 increase. The Company believes that the comparable store sales decreases in the prior periods shown above reflect the effects of (i) the weak economy, exacerbated by consumer uncertainty following the events of September 11, 2001, (ii) competition (including the effects of new Tully’s stores opened during these periods), (iii) customers purchasing Tully’s coffee in supermarkets instead of Tully’s retail stores, and (iv) limited product innovation and marketing during Fiscal 2002. The Company believes that these negative factors have been offset by the effects from the closure of stores not meeting the Company’s financial criteria, including customers of closed stores shifting their business to other Tully’s stores.

Wholesale division net sales increased $573,000, or 40.5%, to $1,989,000 for the Second Quarter 2004 from $1,416,000 for Second Quarter 2003. The increase reflects a $564,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees.

Net sales for the International division decreased by $528,000, or 39.8%, from $1,327,000 to $799,000 for the Second Quarter 2004 as compared to Second Quarter 2003. FOODX Globe Co., Ltd. (formerly known as Tully’s Coffee Japan) (“FOODX”) increased the number of its owned and franchised stores from 50 to 112 during Fiscal 2003, and to 134 during Second Quarter 2004. During Fiscal 2003 FOODX began to shift its purchasing of coffee, supplies and equipment to Japanese suppliers instead of purchasing such items from the Company. The shift toward more local procurement by FOODX will generally decrease the Company’s sales to FOODX, but are expected to result in greater gross margins for the Company due to growth of coffee roasting fees and licensing royalty revenues from FOODX.

Operating Expenses

Cost of goods sold and related occupancy costs increased $35,000, or 0.6%, to $6,011,000 for the Second Quarter 2004 as compared to Second Quarter 2003, reflecting the increased sales in the Retail and Wholesale divisions. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 45.2% as compared to 45.9% for Second Quarter 2003, primarily as a result of:

•	improved purchasing practices and sourcing of certain items at lower costs,

•	selective price increases on certain items in specific market areas,

•	the shift in the mix of International division sales described above, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses decreased $72,000, or 1.6%, to $4,329,000 in Second Quarter 2004 from $4,401,000 in Second Quarter 2003. As a percentage of net sales, store operating expenses improved to 32.6% for Second Quarter 2004 compared to 33.8% for Second Quarter 2003.

Other operating expenses (expenses associated with all operations other than retail stores) increased $76,000 or 18% to $489,000 during Second Quarter 2004 from $413,000 in Second Quarter 2003, primarily as the result of growth of the Wholesale division business. As a percentage of net sales, other operating expenses increased to 3.7% for Second Quarter 2004 from 3.2% in Second Quarter 2003.

Marketing, general and administrative costs decreased $795,000, or 31.4%, to $1,734,000 during Second Quarter 2004 from $2,529,000 in Second Quarter 2003, reflecting Company efforts to reduce such costs. This decrease includes $229,000 in reduced marketing costs (primarily due to reduced costs for baseball park sponsorships).

Depreciation and amortization expense decreased $80,000, or 8.0%, to $925,000 for Second Quarter 2004 from $1,005,000 in Second Quarter 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base caused by asset retirements and asset impairment charges during Fiscal 2003 and Fiscal 2004.

During Second Quarter 2004 the Company incurred $110,000 of store closure and lease termination costs in connection with the closure of four stores that did not meet management’s financial criteria. No such costs were incurred in Second Quarter 2003.

Operating Loss

As a result of the factors described above, the Company had an operating loss of $302,000 for Second Quarter 2004, which is an improvement of $997,000 (77%) as compared to the operating loss of $1,299,000 during Second Quarter 2003.

Other Income (Expense)

Interest expense decreased $38,000 or 22.5% to $131,000 for Second Quarter 2004 as compared to $169,000 for Second Quarter 2003 due to a lower value assigned to the non-cash interest paid by warrants for Second Quarter 2004 as compared to Second Quarter 2003. Losses on sale of investments of $13,000 during Second Quarter 2003 are the realized losses from the sale of the Company’s holdings of FOODX stock. There were no such losses realized during Second Quarter 2004.

During Second Quarter 2004 the Company incurred loan guarantee fee expense of $66,000 from non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 5 to the condensed consolidated financial statements). As the guaranteed credit facility was established after Second Quarter 2003, there were no such costs during the comparable period in Fiscal 2003.

As a result of the agreement with Spinelli Pte. Ltd (“SPL”), the Company recognized a net gain of $460,000 that is included in other income for Second Quarter 2003 (see Note 7 to the condensed consolidated financial statements). There was no such gain recognized during Second Quarter 2004.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, the Company had EBITDA of $646,000 for Second Quarter 2004, which is an improvement of $471,000 as compared to EBITDA of $175,000 during Second Quarter 2003.

Results of Operations

Twenty-Six week Period Ended September 28, 2003 Compared To Twenty-Six week Period Ended September 29, 2002

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Twenty-six Week Periods Ended
	September 28, 2003	September 29, 2002
STATEMENTS OF OPERATIONS DATA:
Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.0%	46.5%
Store operating expenses	32.8%	33.7%
Other operating expenses	3.4%	3.3%
Marketing, general and administrative costs	14.2%	20.1%
Depreciation and amortization	7.1%	8.1%
Store closure and lease termination costs	0.6%	—

Operating loss	(3.1)%	(11.7)%

Other income (expense)
Interest expense	(1.0)%	(1.3)%
Gain on sale of investments	—	0.1%
Miscellaneous income	0.2%	1.9%
Loan guarantee fee expense	(0.5)%	—

Loss before income taxes and cumulative effect of change in accounting principle	(4.4)%	(11.1)%
Income taxes	*	(0.1)%
Cumulative effect of change in accounting principle	—	(11.6)%

Net loss	(4.4)%	(22.8)%

*	Amount is less than 0.1%

Net Sales

The Company’s net sales for the twenty-six week period ended September 28, 2003 increased $285,000 to $26,175,000 as compared to net sales of $25,890,000 for the twenty-six week period ended September 29, 2002. The increase in net sales was comprised as follows:

Total Company Twenty-six week period ended September 28, 2003 compared to twenty- six week period ended September 29, 2002 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$528
Wholesale division	849
International division	(1,092)

Total Company	$285

The Retail division sales increase represented a 2.6% increase compared to the twenty-six week period ended September 29, 2002. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increase Twenty-six week period ended September 28, 2003 compared to twenty- six week period ended September 29, 2002 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$810

Sales decrease from stores closed in Fiscal 2004 and Fiscal 2003	(540)

Sales increase from new store	258

Total Retail division	$528

Comparable store sales for the twenty-six week ended September 28, 2003 increased by 4.2% compared to the twenty-six week period ended September 29, 2002. During Fiscal 2004 and Fiscal 2003, the Company has closed ten stores, resulting in a sales decrease of $540,000, while one new store opened during the Fiscal 2003 and produced a net sales increase of $258,000 for the twenty-six week period ended September 28, 2003.

Wholesale division net sales increased $849,000, or 30.4%, to $3,641,000 for the twenty-six week period ended September 28, 2003, from $2,792,000 for the twenty-six week period ended September 29, 2002. The increase reflects a $907,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees.

Net sales for the International division decreased by $1,092,000, or 39.3%, from $2,776,000 to $1,684,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002 due to the shift in sourcing by FOODX described above.

Operating Expenses

Cost of goods sold and related occupancy costs increased $255,000, or 2.1%, to $11,789,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002, as the result of the increase in sales for the Retail and Wholesale divisions. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 45.0% for the twenty-six week period ended September 28, 2003 as compared to 46.5% for the twenty-six week period ended September 29, 2002, primarily as a result of:

•	improved purchasing practices and sourcing of certain items at lower costs,

•	selective price increases on certain items in specific market areas,

•	the shift in the mix of International division sales described above, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses decreased $150,000, or 1.7%, to $8,577,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002. As a percentage of net sales, store operating expenses improved to 32.8% from 33.7% for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002, respectively.

Other operating expenses (expenses associated with all operations other than retail stores) increased $37,000 or 4.3% to $894,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002, as the result of growth in the Wholesale division business. As a percentage of net sales, other operating expenses increased to 3.4% from 3.3% for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002.

Marketing, general and administrative costs decreased $1,482,000, or 28.5%, to $3,710,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002, reflecting Company efforts to reduce such costs. This decrease includes $585,000 in reduced marketing costs (primarily due to reduced costs for baseball park sponsorships).

Depreciation and amortization expense decreased $259,000, or 12.3%, to $1,848,000 for the twenty-six week period ended September 28, 2003 as compared to the twenty-six week period ended September 29, 2002. The reduction in depreciation and amortization expense reflects the lower depreciable asset base caused by asset retirements and asset impairment charges during Fiscal 2003 and Fiscal 2004.

During the twenty-six week period ended September 28, 2003, the Company incurred store closure and lease termination costs of $145,000 in connection with the closure of five stores that did not meet management’s financial criteria. No store closure costs were incurred in the twenty-six week period ended September 29, 2002.

Operating Loss

As a result of the factors described above, the Company had an operating loss of $788,000 for the twenty-six week period ended September 28, 2003, which is an improvement of $2,249,000 (74%) as compared to the operating loss of $3,037,000 during the twenty-six week period ended September 29, 2002.

Other Income (Expense)

Interest expense decreased $91,000 or 26.4% for the twenty-six week period ended September 28, 2003 as compared to $345,000 during the twenty-six week period ended September 29, 2002 due to a lower value assigned to the non-cash interest paid by warrants in the current period. Gains on sale of investments of $14,000 during the twenty-six week period ended September 29, 2002 are the realized gains from the sale of the Company’s holdings of FOODX stock. There was no such gain realized during the twenty-six week period ended September 28, 2003.

During the twenty-six week period ended September 28, 2003 the Company incurred loan guarantee fee expense of $132,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 5 to the condensed consolidated financial statements). As the guaranteed credit facility was established after Second Quarter Fiscal 2003, there were no such costs during the comparable period in Fiscal 2003.

As a result of the agreement with SPL, the Company recognized a net gain of $460,000 that is included in other income for the twenty-six week period ended September 29, 2002 (see Note 7 to the condensed consolidated financial statements). There was no such gain recognized during the twenty-six week period ended September 28, 2003.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, the Company had EBITDA of $1,106,000 for the twenty-six week period ended September 28, 2003, which is an improvement of $1,528,000 as compared to the loss before interest, taxes, depreciation and amortization of $422,000 during the twenty-six week period ended September 29, 2002.

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

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

As a result of the factors described above, loss before cumulative effect of change in accounting principle decreased $1,755,000 or 60.6% to $1,141,000 during the twenty-six week period ended September 28, 2003, as compared to $2,896,000 during the twenty-six week period ended September 29, 2002.

The Company had a net loss of $1,141,000 for the twenty-six week period ended September 28, 2003, as compared to the net loss (including the $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle) of $5,914,000 during the twenty-six week period ended September 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-six Week Periods Ended
STATEMENTS OF CASH FLOWS DATA	September 28, 2003	September 29, 2002
	(unaudited)	(unaudited)
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(1,141)	$(2,896)

Adjustments for depreciation and other non-cash operating statement amounts	1,319	1,407

Net loss adjusted for non-cash operating statement amounts	178	(1,489)

Cash provided by (used for) changes in assets and liabilities	735	(419)

Net cash provided by (used in) operating activities	913	(1,908)

Proceeds from sale of investment in FOODX stock	—	1,829

Purchases of property and equipment	(192)	(325)

Payments of debt and capital leases	(340)	(502)

Proceeds from equity transactions	7	8

Other	20	(100)

Net increase (decrease) in cash	$408	$(998)

Cash provided by operating activities for the twenty-six week period ended September 28, 2003 was $913,000. During the twenty-six week period ended September 29, 2002, operations used cash of $1,908,000. Cash used in operating activities has improved during Fiscal 2003 and during the twenty-six week period ended September 28, 2003 as the result of the improvements in operating results discussed above under “Overview” and “Results of Operations.” As discussed therein, the Company’s loss before cumulative effect of change in accounting principle decreased by $1,755,000 for the twenty-six week period ended September 28, 2003 as compared to the same period last year. The improvement in the Company’s loss was due in part to reductions in non-cash charges, such as depreciation and amortization. However, excluding the effects of these non-cash charges, the cash flow from net loss adjusted for non-cash operating statement amounts improved by $1,667,000, from a use of cash of $1,489,000 during the twenty-six week period ended September 29, 2002, to cash provided of $178,000 during the twenty-six week period ended September 28, 2003. During the twenty-six week period ended September 28, 2003, changes in assets and liabilities provided cash of $735,000 (including $500,000 in connection with amending the FOODX license agreement as described in Note 7 to the condensed consolidated financial statements) as compared to a net use of cash of $419,000 for changes in assets and liabilities in the twenty-six week period ended September 29, 2002.

Investing activities used cash of $172,000 during the twenty-six week period ended September 28, 2003, but provided cash of $1,404,000 during the twenty-six week period ended September 29, 2002. Cash used for capital expenditures was $192,000 during the twenty-six week period ended September 28, 2003,and $325,000 in the twenty-six week period ended September 29, 2002. The Company also acquired $250,000 of equipment during the twenty-six week period ended September 28, 2003, and $748,000 in the twenty-six week period ended September 29, 2002 through capitalized leases. During the twenty-six week period ended September 29, 2003, the Company’s investing activities included $1,829,000 cash proceeds from the sale of the Company’s holdings of FOODX stock.

Financing activities used cash of $333,000 during the twenty-six week period ended September 28, 2003 and $494,000 during the twenty-six week period ended September 29, 2002. These financing activities consisted primarily of payments on the Company’s debt and capital leases.

Overall, the Company’s operating activities, investing activities, and financing activities provided $408,000 of cash during the twenty-six week period ended September 28, 2003 as compared to cash used of $998,000 during the twenty-six week period ended September 29, 2002.

As of September 28, 2003 the Company had cash of $1,401,000, and a working capital deficit of $2,856,000. Because the Company principally operates as a “cash business,” it generally does not require a significant net investment in working capital and historically has operated with current liabilities in excess of its current assets (excluding cash and cash equivalents). The Company’s inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in its Wholesale and International divisions. Increases in accounts receivable will generally increase the Company’s borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced the Company’s historical requirements for capital, but provides the Company with limited immediately available resources to address short-term needs and unanticipated business developments, and increases the Company’s dependence upon ongoing financing activities.

Cash requirements for the remainder of Fiscal 2004, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2003 Annual Report on Form 10-K, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. Management expects capital expenditures in the last two quarters of Fiscal 2004 will be approximately $350,000 (some of which may be acquired through operating or capital leases).

Management expects that the continuing benefits from the Fiscal 2003 improvement initiatives and the implementation of similar initiatives comprising the 2004 business plan will result in improved operating results in Fiscal 2004. Management believes that cash available under the Kent Central credit facilities, together with the operating cashflows, financing cashflows, and investing cashflows projected in the 2004 business plan, and the cash and cash equivalents of $1,401,000 at September 28, 2003, will be sufficient for the Company to fund ongoing operations of the Company through Fiscal 2004. Accordingly, the Company does not anticipate that additional equity or long-term debt capital will be required during Fiscal 2004. However, the Company may pursue such funding if attractive financing opportunities become available in Fiscal 2004.

At September 28, 2003 the Company had total liabilities of $27,178,000 and total assets of $23,019,000, so that a deficit of $4,159,000 was reported for the shareholders of the Company. Operating with total liabilities in excess of total assets could make it more difficult for the Company to obtain financing or conclude other business dealings under terms that are satisfactory to the Company. However, liabilities at September 28, 2003 include deferred licensing revenues in the aggregate amount of $13,553,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by the Company. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, the Company expects to liquidate this deferred licensing royalty of $13,553,000 for less than $2,000,000 of future cash expenditures.

Since its formation, the Company has funded its capital investments and its losses primarily from the proceeds from common and preferred stock sales and proceeds from international licensing and supply agreements. The Company expects that additional sources of funding would be required to fund increased capital investment if the Company were to resume a higher growth strategy. Further, if the Company’s actual results should differ unfavorably from the 2004 business plan, it could become necessary for the Company to seek additional capital during Fiscal 2004. The Company expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business, and fund repayment of debt and other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings. If such funding is required, but the pricing or terms do not meet the Company’s expectations, the Company may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce operating, marketing, general and administrative costs related to its continuing operations, or reduce or discontinue its investments in store improvements, new customers and new products. In addition, the Company could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy the Company’s capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect the Company’s future operating results and cash flows.

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

The terms of our credit facilities, and a related agreement among the Company and certain directors and shareholders who are guarantors of the debt under the KCL credit line, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by the Company under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of other creditors and shareholders of the Company.

We may not be able to obtain additional capital when needed.

To date, we have not generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our licensing relationships. We will need to raise additional capital in the future to fund growth of the business and repayment of debt and other long-term obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current investors and creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

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

We have limited supplier choices for many of our products.

We use local bakeries to supply our stores with baked goods. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products such as ice cream and blended drink mixes are produced specifically for Tully’s by one or two suppliers. If one or more of these suppliers is unable to provide high quality products in sufficient quantities to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience interruptions in the product availability and our results of operations could suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of October 31, 2003, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 33% of our common stock and the estate of Mr. Keith McCaw, a former director, beneficially owned approximately 23% of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting together, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

Our Retail division and our Wholesale division operate in highly competitive markets in the Western United States. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft Foods, Inc., Nestle, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. Some of these companies compete with our International division and we also face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and International customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

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

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers’ budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. We believe that the weak economy has adversely impacted our revenues during Fiscal 2001 through 2004. If the economic climate does not improve, or if it worsens, there could be further adverse impact on our revenues.

Investment Risks

We may need additional capital, which if raised, could dilute current investors’ interest in our Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent approximately two percent of the Company’s net sales. The Company currently has no foreign currency exchange rate exposure related to its purchasing of coffee beans, because all transactions are denominated in U.S. dollars. At the present time, the Company does not hedge foreign currency risk, but may hedge known transaction exposure in the future.

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in the Company’s business, the Company enters into fixed-price purchase commitments. The Company’s practice has been to annually contract for most of its green coffee bean purchases in advance for the next fiscal year. This allows the Company to secure an adequate supply of quality green coffee beans and fix its cost of green coffee beans. As of September 28, 2003, the Company had fixed price inventory purchase commitments for green coffee remaining for delivery in Fiscal 2004 totaling approximately $1,600,000. The Company believes, based on relationships established with its suppliers, that the risk of loss on nondelivery on such purchase commitments is remote.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is or may from time to time be a party to routine litigation incidental to our business. Management believes the ultimate resolution of these routine matters will not materially harm our business, financial condition, operating results or cash flows.

ITEM 2. CHANGES IN SECURITIES

The Company issued and sold securities in the transactions described below during Second Quarter 2004. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering, based on the limited number of purchasers and their pre-existing relationship with the Company.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase an aggregate of 185,160 shares were issued to Guarantors of the KCL Credit Line (with an exercise price of $.05 per share) as described in Note 7 to the condensed consolidated financial statements).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

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

3.2*	Amended and Restated Bylaws of Tully’s Coffee Corporation

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibits 3.1 and 3.1.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

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

10.1*	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd.

10.2*	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Reports on Form 8-K:

The Company filed no reports on Form 8-K during the Second Quarter 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 12, 2003.

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

3.2*	Amended and Restated Bylaws of Tully’s Coffee Corporation

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibits 3.1 and 3.1.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

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

10.1*	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd.

10.2*	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith