Form 10-K
period 2004-03-28
TULLYS COFFEE CORP
filed 2004-06-28
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from              to

Commission File Number 0-26829

TULLY’S COFFEE CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-1557436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Airport Way South,

Seattle, Washington 98134

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 233-2070

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Series A Convertible Preferred Stock, no par value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. – Not Applicable (not traded on any market)

As of June 18, 2004 the number of shares of the registrant’s Common Stock outstanding was 16,491,187, and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 15,378,264.

Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Risk Factors” in this report, the following possible events or factors could cause our actual results to differ materially:

•	future sources of financing may not be available when needed or may not be available on terms favorable to Tully’s;

•	our growth strategy may not succeed as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

•	our marketing and new product introduction strategies may not succeed as we expect;

•	our strategies for reductions of cost and improvement of gross margins may not succeed as we expect;

•	competition within the retail specialty coffee market may intensify;

•	competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement, or increase price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

•	adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

•	natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I

ITEM 1.	BUSINESS

General

Tully’s Coffee Corporation roasts and sells high quality, premium roasted whole bean coffees. Tully’s Retail division operates specialty coffee stores that offer our premium roasted whole bean coffees and serve a wide selection of hot and cold beverages that feature its coffees, teas and premium softened ice cream. The stores also sell baked goods, pastries and other food products, and coffee related supplies, accessories and equipment. As of June 18, 2004, Tully’s operated 94 retail stores, all of which are located in the western United States.

We complement our retail operations with additional channels for distribution of our branded products: (1) Tully’s Wholesale division sells Tully’s coffees and related products and supplies to domestic customers in the supermarket, food service, restaurant, office coffee service, and institutional channels; and (2) Tully’s Specialty division (formerly referred to as the “International division”) sells Tully’s coffee and related products and supplies to foreign licensees and manages the relationships with these licensees, and is responsible for the franchising and licensing of Tully’s stores in the U.S. and for developing business opportunities for complementary Tully’s-branded products. The Wholesale division is also responsible for our mail order and Internet sales activities.

During Fiscal 2004, Tully’s began developing new business opportunities related to (1) the licensing or franchising of Tully’s stores within the domestic U.S. markets and (2) extending the Tully’s brand into complementary products. Tully’s has renamed its former International division as the “Specialty division.” The Specialty division includes these new U.S. franchising and licensing activities (exclusive of any product sales to these customers, which are included in the Wholesale division) and also includes all of the international business activities of the former International division. The Specialty division has significant relationships with two Japanese companies. Tully’s has a license and supply agreement with FOODX GLOBE Co., Ltd. (“FOODX”) (formerly known as Tully’s Coffee Japan) which, as of May 31, 2004, operated 89 Tully’s retail stores in Japan and had franchised an additional 104 stores that operate under the Tully’s brand in Japan. In addition, Tully’s has licensed Ueshima Coffee Company Ltd. (“UCC”) to operate coffee stores under the Tully’s brand throughout Asia, excluding Japan, and which operates one Tully’s-branded store (in Seoul, South Korea). No U.S. franchised stores were operating in Fiscal 2004, but two franchised stores were operating as of June 18, 2004.

Our retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest hot and cold coffee, espresso, and hand-made ice cream shake drinks available, together with other tasty treats. We seek to make each location a comfortable neighborhood meeting place, with employees who go out of their way to make customers feel special. We believe that developing customer loyalty and brand recognition on the foundation of product appeal and customer service is of the utmost importance in our business and growth strategy, and that our retail image builds product and brand credibility for our Wholesale and Specialty divisions.

Fiscal Periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending April 3, 2005 (“Fiscal 2005”) will include 53 weeks.

Company Background

Tully’s was formed in July 1992 after our founder and Chairman of the Board, Tom T. O’Keefe, concluded that an opportunity to develop, own, and operate a chain of specialty coffee stores existed in the greater Puget Sound, Washington area. During the early 1990s, Mr. O’Keefe’s real estate company was approached by numerous companies inquiring about locating specialty coffee stores in the properties owned and managed by his company. As a result, Mr. O’Keefe began researching the specialty coffee industry and determined that an opportunity existed for development of a company focused on the sale of high-quality coffee beans, coffee drinks and coffee related products in an upscale atmosphere that emphasized customer service. On September 16, 1992, Tully’s opened its first store in Kent, Washington.

Tully’s Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. Our telephone number is (206) 233-2070 or 1-800-96Tully. Information contained on our website (www.tullys.com) does not constitute part of this report.

Strategy

General

From our founding through Fiscal 2001, our objective was to establish Tully’s as one of the most respected coffee brands in the world. To achieve this goal, we made significant investments in marketing and building our brand. Starting in Fiscal 2002, we decided that we had successfully developed our brand identity and that we could modify our strategy to place greater emphasis on improving store and overall corporate operating performance and less emphasis on brand development. Since Fiscal 2003, we have focused on improving overall corporate operating performance and on the conservative use of our capital. Management believes that the Tully’s brand and retail store model have been developed to a point where they can be leveraged for improved operating results, and replicated in additional locations and markets.

Tully’s strives to develop customer loyalty and brand recognition by providing superior service and offering quality coffee products that are competitively priced. Tully’s seeks to employ people who contribute to the “coffee experience” of our customers. Management believes that our staff is well trained and knowledgeable about the products offered for sale. It is our belief that customer service, along with product freshness and consistency, has become our hallmark, and we seeks to sustain these attributes in all three of our operating divisions—Retail, Wholesale, and Specialty.

We believe that our customers enjoy the flavor profiles and qualities of our coffee beverages and other products, and often purchase them from more than one channel. For example, customers may patronize Tully’s stores and also may enjoy Tully’s coffee beverages at a favorite restaurant or espresso bar, and may purchase Tully’s whole bean coffee from a supermarket for home consumption. Tully’s also believes that our customers will be receptive to the introduction of other complementary products into our stores and through our Wholesale division. Further, products that are successful in Tully’s domestic stores may have opportunities for export or for license to the stores operated or franchised by Tully’s licensees in Asia. We introduced Tully’s Premium Softened Ice Cream™ into 63 of our Tully’s stores in Fiscal 2003 and into most of the other stores in Fiscal 2004. This product line is based upon premium soft-serve vanilla ice cream and Tully’s coffee flavor ice cream, and supports an expanded menu including ice cream shakes, cones, and sundaes that complements our other cold beverages, Spin™ and Tango®.

We believe that customer interest is increased, and incremental sales will occur, when customers are informed about new Company products and special offers, and about the qualities of our product offerings. Accordingly, our strategies include advertising and marketing inside and outside of our stores.

We also believe that customers will be receptive to improved value, variety and convenience through broader distribution, and we seek expanded market share through our Wholesale division in the supermarket, food service, and institutional channels. It is our belief that expanded product mix and broader distribution help Tully’s reach prospective customers that do not currently buy our products, and increase the frequency and size of customer purchases.

Another important element of our strategy is to be an integral part of the local neighborhood served by each retail store. This is accomplished in a variety of ways, such as becoming involved in local fundraising and charitable organizations, participating in primary and secondary school programs and by providing jobs to area high school and college students. We believe that community involvement not only helps Tully’s by building goodwill, but also strengthens our market position.

Historical Expansion and Future Growth Strategy

Tully’s principal domestic expansion strategy has been to develop new retail stores in our current geographic markets in the western United States and to introduce our Wholesale division to targeted wholesale segments (supermarket, food service and restaurants, office coffee services and institutional clients) in those same markets. Tully’s also has expanded into new markets by purchasing existing retail coffee locations, with the goal of converting these into Tully’s stores. As our focus has shifted from brand development and revenue growth toward improving overall corporate operating performance, and in response to the local economies of our markets, our rate of new store openings has decreased. In each of Fiscal 2004 and Fiscal 2003, Tully’s opened one new store. During Fiscal 2002, we opened two new stores and in Fiscal 2001, we opened 37 new stores and acquired 14 stores.

In Fiscal 2005 we expect to give more attention to growth of the business, with continued focus on improving overall corporate operating performance and the conservative use of our capital. Subject to the availability of capital, we expect to open between two and twelve new retail stores in Fiscal 2005. The number and location of new stores will depend upon the timing and amount of capital (if any) that we may raise in Fiscal 2005 and the amount of cashflow provided from operations that may be used for such new stores, the amounts of which are not presently determined. The primary focus for the Retail division in Fiscal 2005 will be improving the results of our existing stores through introduction of new products, targeted marketing, merchandising, and advertising initiatives, and operating cost savings.

Since inception, our domestic retail strategy has been based upon retail stores that are operated by Tully’s, and this continues to be our primary retail strategy for the United States. However, we believe we have sufficiently developed our brand, products and operating systems so that targeted licensed or franchised locations (together, these are referred to as “franchises” in this report) can be established in those markets and venues that meet our criteria for franchising. Accordingly, our Specialty division will now evaluate and develop licensing and franchising opportunities meeting Tully’s specific criteria. These criteria include geographic, marketplace, branding, venue, strategic and financial considerations. Certain real estate and facilities may not typically be available for Tully’s-owned stores but may be available and appropriate for a franchised location. Further, certain geographic markets may not be targeted for new Tully’s-owned stores in the near future, but may be good markets for possible franchising. Franchisees must have financial and operating capacity, and their Tully’s stores must be consistent with our business standards and strategic objectives. During Fiscal 2004, Tully’s has evaluated possible franchising opportunities against these criteria and has approved some of these opportunities for further development. In April 2004 a franchised Tully’s store opened at the airport in Burbank, CA and in June 2004, a franchised Tully’s store opened at the Seattle-Tacoma International Airport. Franchising stores in the domestic market offers the potential for growth in these particular venues with minimal capital investment from Tully’s. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by Tully’s employees. In the future, we expect to open additional franchised stores in targeted domestic markets and venues, as a complement to our primary strategy of operating Tully’s-owned stores.

During Fiscal 2003, supermarket distribution of our pre-packaged premium ground and whole bean coffees expanded into more stores, primarily in the Pacific Northwest. In Fiscal 2004, this growth continued into other states in the West, and approximately 2,000 supermarkets currently offer our coffee for sale. In Fiscal 2005, we expect further growth in the number of U.S. supermarkets offering Tully’s premium coffees, primarily in the western U.S. and potentially into other U.S. markets. During Fiscal 2004, we shifted our primary food service distributor relationship in the Pacific Northwest to Food Services of America, a leading regional distributor. In California and other western states, two major beverage distribution companies, Dispenser Juice, Inc. and Quick

Dispense, Inc., now distribute Tully’s products. These distributors provide food service channel customers with Tully’s products, equipment and service. Growth in the wholesale segment is expected to include the addition of new customers in the western United States, and also programs to expand the volume of products sold to current customers.

The Company’s primary international growth strategy has been to license others to operate or franchise the right to operate Tully’s-branded retail stores and sell Tully’s coffees in the foreign markets (see “Description of Our Business- Specialty”). The Company expects continuing international growth in its Specialty division in Fiscal 2005, primarily from the expected growth of the FOODX business, and we may pursue other international licensing and joint venture opportunities.

Marketing

Retail Stores

Tully’s focus on consistency and quality in our products and customer service has been a key element of our marketing program. Point of sale signage, custom bags, boxes, cups, gift sets, products and literature with our distinctive name and logo, and community activities in which Tully’s name and logo are featured, are intended to increase name awareness and to reinforce our image. Since Fiscal 2003, we are making increased use of outdoor signage, direct mail and newspaper advertisements, coupons and special offer books, special and seasonal product offerings, promotional and community events, and joint promotions with other companies. In Fiscal 2004, we refurbished our retail store menu boards to provide a fresh look, more clearly describing product offerings and providing greater flexibility for new products, promotions, and pricing changes.

We believe that product quality and selection are very important factors to maintain the loyalty of our current customers. We also believe these factors will appeal to prospective customers. Therefore, our development efforts and marketing messages focus on the improvement of our current offerings and the addition of new products that will complement our existing offerings. New products may be available for only a limited season, or they may become a recurring offering. The introduction of Tully’s premium softened ice cream in Fiscal 2003 has provided us with a more flexible platform to prepare new beverages, desserts and snacks compared to the previous hard pack ice cream. In Fiscal 2004, we added the Dean & Deluca “Snacks on the Run” (gourmet nuts, candies and snacks) to our stores, and we introduced the Tully’s Limited Reserve Coffee Series, a periodic offering of specially selected and roasted coffees available in our stores only for a limited time while supplies last. In Fiscal 2005, we are introducing our improved Spin™ blended beverage with a broader flavor selection.

Convenience is another important factor for our retail store customers. In Fiscal 2003, we introduced the Tully’s Coffee Card™, a stored-value payment card. Customers can use this card like a gift certificate for gift giving, or they can use it as a convenient personal purchase card at Tully’s coffee stores, instead of cash or credit card. The Tully’s Coffee Card encourages customer visits to Tully’s stores, and is periodically incorporated into our promotional activities. In Fiscal 2004, we introduced high-speed wireless Internet access (“Wi-Fi”) into most of our Washington state Tully’s stores. We are currently transitioning to a new Wi-Fi network provider and we expect to have Wi-Fi access available in most of our Tully’s coffee stores in Fiscal 2005. Wi-Fi offers our customers an economical and convenient way to check email and “surf the web” while enjoying our products in the comfort of a Tully’s store.

Wholesale

Tully’s Wholesale division provides additional opportunities for coffee consumers to experience our coffee and reinforces Tully’s branded logo and name. The Wholesale division makes many of our branded products available through supermarkets, restaurants, espresso bars, office coffee services, and institutional food service. Tully’s offers logo-bearing coffee cups, banners and point of use signage to Wholesale division customers (subject to Tully’s usage requirements and standards). We believe marketing programs that support our brand and our retail stores also benefit our Wholesale division. In the supermarket channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’

customers and through cooperative advertising and other marketing funds. We also make use of other marketing approaches such as direct mail to support wholesale customers, co-sponsoring of trade shows and consumer events with our distributors and in-store demonstrations.

Our Wholesale division also includes our mail order and Internet sales channel. Through these efforts, we make our coffee available to consumers who cannot yet buy it in their own neighborhood. Customers can order our coffee directly from our roasting plant and have it ground to their specification. In Fiscal 2004, we moved our Internet sales and ordering from our own web site to the new Amazon.com gourmet foods site, to take advantage of the greater functionality and market presence of Amazon.com.

Specialty

The Specialty division expands the geographic reach of the Tully’s brand and products to consumers outside the United States. FOODX operates and franchises Tully’s-branded stores in Japan. These stores bring the look and feel of the Tully’s store, and the flavor of Tully’s coffees and beverages, to the Japanese customer. The license with UCC is expected to eventually expand this international presence to other countries in Asia (beyond the one store currently operated by UCC in South Korea). We believe the tourism, media, and trade ties between the principal domestic markets served by its Retail and Wholesale divisions and Pacific Rim nations (in particular, Japan) are beneficial to the international expansion of the Tully’s brand. Tully’s views other foreign markets as opportunities for growth through licensing or joint venture, but is not presently focused on developing these other markets.

Through franchised and licensed U.S. stores, Tully’s also expects its Specialty division to make Tully’s retail experience and products available to consumers in geographic markets outside Tully’s retail market areas, and in specialized venues that might otherwise be difficult for us to penetrate, like airports, colleges and other “captive” locations. Tully’s also expects its Specialty division to evaluate and pursue opportunities to extend the qualities of Tully’s brand and products into complementary products and markets.

Community

Tully’s commitment to the local community is another key element of our marketing strategy. Tully’s supports local and national organizations focusing on children’s educational and health-related issues. Each store supports events within its neighborhood and community. Our employees volunteer services and we donate product to local non-profit organizations, including schools, youth athletics, food banks, charities and service organizations. We also provide product and resource donations to national organizations working to improve the health and development of children.

Specialty

Our Specialty division (formerly known as the International division) makes Tully’s whole bean coffees and other proprietary merchandise available to consumers outside of the United States. The Specialty division administers the licensing relationships for our foreign licensees, and provides our products and supporting supplies, equipment and materials to our foreign licensees, as required.

FOODX is the exclusive operator and franchisor of Tully’s stores in Japan, and is the exclusive wholesaler of Tully’s coffee in Japan. FOODX also is authorized to have Tully’s coffee roasted in Japan, and to sell Tully’s branded ready-to-drink (“RTD”) beverages in Japan. Tully’s receives license royalties in connection with sales of the Tully’s stores franchised by FOODX and will receive a license fee on the RTD beverages starting in November 2004. Additionally, Tully’s receives a fee from FOODX based upon the amount of coffee roasted in Japan. In its early years and through Fiscal 2003, FOODX purchased most of its coffee and supplies from Tully’s, but as its volumes grew to sufficient levels, FOODX is able to source most of its coffee, supplies and equipment from local suppliers, as permitted by the supply agreement. As of May 31, 2004, FOODX operated 89 Tully’s retail stores in Japan and had franchised another 104 Tully’s stores in Japan (FOODX also operates “Koot’s Green Tea” stores in Japan).

UCC, a Japanese company that is one of Asia’s largest coffee purveyors, has an exclusive, perpetual license to use Tully’s business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. UCC will pay Tully’s a royalty and service fee, commencing in April 2009, based on the aggregate net revenues of the stores that UCC operates under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia. UCC operates one Tully’s store, which it opened in Seoul, South Korea in Fiscal 2003. UCC purchases some coffee and supplies from Tully’s, but most of its requirements are sourced locally.

As the result of the FOODX shift to local sourcing of products and supplies, product sales to licensees located outside the United States accounted for approximately 0.6% of our net sales for Fiscal 2004 as compared to 4.0% in Fiscal 2003 and 5.6% in Fiscal 2002. Net sales from international licenses, royalties and fees were approximately 2.4% of Tully’s net sales for Fiscal 2004 as compared to 1.3% in Fiscal 2003 and 0.1% in Fiscal 2002.

Competition

The specialty coffee market is highly fragmented and very competitive. A number of Tully’s competitors have much greater financial and marketing resources, brand recognition and customer bases than Tully’s. We compete with a number of specialty coffee roasters and retailers, including Starbucks Corporation (which acquired Seattle’s Best Coffee and Torrefazione Italia Coffee in Fiscal 2004) which has stores in many nations, and regional companies such as Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., and Peet’s Coffee & Tea, as well as smaller local chains and independent operators.

Coffee roasters and distributors including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company and Nestle, Inc. distribute premium coffee products nationally and internationally in supermarkets and other wholesale channels. Many of these products may be alternatives to Tully’s coffees and coffee drinks. Consumers also may choose non-coffee products and beverages offered by these and other competitors as alternatives to our products. Tully’s coffee beverages, teas, and other beverages compete directly against all restaurant and beverage outlets that serve coffee, tea and other beverages, and the many single location specialty coffee outlets (espresso stands, carts, kiosks, drive-throughs and stores). Restaurant and wholesale customers of our Wholesale division, and U.S. operations franchised through our Specialty division, serve products (including Tully’s-branded products) that compete directly or indirectly with the offerings of our retail stores.

Premium specialty coffees have grown in popularity in the United States, and are being given additional selling space within supermarkets and increased attention from distributors in the food services channel. Tully’s must compete with other premium coffee roasters and distributors (including those providing branded and private label coffees) for space on the supermarket shelves and for distribution by wholesale food service distributors. In Fiscal 2004 our primary distributor in the wholesale food service distributor channel established a national relationship with Starbucks Corporation. Tully’s has shifted its primary relationships to other distributors, including Food Services of America in the Pacific Northwest, and we have established or expanded our relationships with other wholesale food service distributors outside the Pacific Northwest.

The companies with which we compete are strong competitors, and may become even more formidable through continued growth and industry consolidation. These companies compete for retail and wholesale sales, for store locations, for employees and for supplies of premium coffee beans. Tully’s believes that there is opportunity for many companies to compete in the growing specialty coffee segment, and that the preferences and needs of consumers, owners of commercial store locations, coffee growers, coffee store employees, wholesale distributors and other constituents of the specialty coffee industry will support continued competition in this segment. Tully’s believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price. Tully’s also believes that the flavor profile of its coffee and coffee products, and the variety and quality of other food products provided by Tully’s stores, including Tully’s ice cream shakes, blended beverages, and premium softened ice cream products, serve as a point of differentiation for many customers.

Store Operations and Management / Employees

As of May 31, 2004, Tully’s employed approximately 900 people, approximately 800 of whom were employed in retail stores or regional operations. The balance of the employees work in our administrative, wholesale, international, roasting and distribution operations. All employees are non-union and management anticipates this will continue to be the case. Most of our employees work 20 or more hours per week.

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

To maintain Tully’s high standards of quality products and customer service, new store employees complete a training course and receive on-site training while working in a store. Training hours are devoted to orientation, Company philosophy, cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully’s Employee Handbook. Training also covers coffee history, roasting, tasting of Tully’s proprietary blends, and hands-on beverage preparation. Employees who serve in the Wholesale and Specialty divisions, and those who serve in administrative support roles, often receive much of the same training in order to build their specialty coffee industry expertise.

Tully’s regularly evaluates store performance, and periodically closes stores that do not meet our financial expectations. Tully’s closed seven stores in Fiscal 2004, five stores in Fiscal 2003, and 12 stores in Fiscal 2002. In Fiscal 2005, we will continue to evaluate the performance of our stores, and may close stores if they do not meet our financial criteria, though we expect the number of store closings in Fiscal 2005 to be fewer than in Fiscal 2004.

Suppliers and Equipment Vendors

Tully’s roasts its own coffees to its own specifications. This enables us to develop distinctive coffee beverages and unique ground and whole bean coffees, to modify products to better fit the needs of particular customer segments, and to control more elements of this aspect of our product mix. During Fiscal 2003, we acquired new packaging equipment and redesigned our packaging, particularly the coffee packaging used for the sale of whole bean and ground coffee within the supermarket channel and at our stores. We believe that these changes have improved the quality of the packaging while increasing our packaging capacity and reducing packaging costs.

Tully’s premium softened ice cream is produced especially for us. The coffee flavored ice cream is flavored with extract from Tully’s coffee. Other materials such as teas, dairy products, juices, bakery goods and accessories are purchased from various vendors and are generally less specialized, although some materials and products are made to our proprietary recipes, or packaged to our proprietary specifications. In Fiscal 2004, three suppliers each provided approximately ten percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and Sysco Food Services (broad line food services distributors) and List & Beisler (a coffee broker).

Coffee Markets

The Company purchases unroasted (“green”) coffee beans. There are many varieties of green coffee beans and a range of quality grades within each variety. Tully’s purchases only premium grade Arabica coffee beans and believes these beans are among the best available from each producing region. Tully’s seeks to purchase the finest qualities and varieties of coffee beans by identifying the unique characteristics and flavors of the varieties available from each region of the world. Many of our coffees contain green beans from Central America and South America, but we also purchase coffees from Asia, Africa and Hawaii.

Coffee is grown commercially in the tropical and sub-tropical regions of the world. Coffee is harvested at different times each year, depending on the particular region. The price and supply of coffee are subject to significant volatility. While most coffee trades in the commodity market, coffee beans of the quality sought by Tully’s tend to trade on a negotiated basis at a substantial premium above commodity coffee bean prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Our ability to raise sales prices in response to rising coffee bean prices may be limited, and our future operating performance could be adversely affected if coffee bean prices were to rise substantially or if sufficient quantities of high quality beans were not available when needed.

Tully’s enters into forward commitments for most of its purchases of green coffee beans, in anticipation of the future seasonal harvests. We also make periodic buys on “spot” markets and from special offerings, when coffee requirements exceed the contracted supplies and when there are special beans available that are suitable for limited supply offerings like the Tully’s Limited Reserve Series. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of March 28, 2004, we had approximately $3,600,000 in fixed-price purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price purchase commitments for Fiscal 2006. These purchase commitments, together with existing inventory, are expected to provide an adequate supply of green coffee beans through Fiscal 2005, but we will be required to make additional purchases for Fiscal 2006. Tully’s believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote. However, if coffee spot market prices are attractive, or if our sales volumes increase beyond the levels anticipated for Fiscal 2005, we may elect or be required to purchase coffee on the spot market, which might be at prices greater or less than the fixed contract pricing.

Roasting

Tully’s procures and roasts green coffee beans to its exacting specifications at the Tully’s roasting plant in Seattle, Washington. Tully’s employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics. Our roasting process produces coffee in small batches. Coffee is roasted daily and sealed in bags. Production and inventory levels are carefully monitored to minimize the time between roasting and delivery to the customer as coffee or a beverage, and coffee date codes are monitored to maintain fresh coffee stocks.

Tully’s has authorized its licensees, FOODX and UCC, to roast Tully’s coffee for sale in their territories. FOODX uses two contracted roasters in Japan, UCC and Unicafe. We require that our licensees have coffee roasted to Tully’s specifications, recipes and quality standards, and they are subject to periodic audit by Tully’s.

Equipment and Store Supplies

Tully’s purchases non-coffee merchandise, and equipment, fixtures and supplies for its retail store locations from a number of vendors. The materials are purchased on an as-needed basis. Some materials and items are distributed through Tully’s roasting plant and warehouse facility, while the suppliers deliver other items directly to our retail stores. Shipments of products and supplies to Wholesale division and Specialty division international customers are generally distributed from our Seattle roasting plant and warehouse facility. Tully’s has standardized and consolidated most of its vendors and suppliers, for the entire Company or regionally, to improve the cost of purchases and simplify operations. Tully’s believes that its relationships with its vendors are currently satisfactory. However, if a particular supplier or vendor is unable to meet Tully’s needs, begins to deliver unsatisfactory materials or is not price competitive, Tully’s believes that there are a number of alternative sources to meet its merchandise, equipment, store supplies and other materials needs.

Trademarks

Tully’s has applied for trademark registration in the United States and in several foreign countries, for various marks including “Tully’s,” the “Tully’s Coffee” logo, many of our drink and coffee blend trademarks, and certain package design elements (among other marks). Many of the foreign trademark applications have issued into registrations, while others are still under examination. The duration of trademark registrations varies from country to country; however, trademark registrations are generally presumed valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. Trademark registrations are generally granted for particular classes of goods or services, and may not restrict use of similar marks by other parties for other classes of goods or services. Tully’s typically applies to register its marks for more than one class of goods or services in a particular country.

After we filed our first applications to register “Tully’s” in the U.S. for coffee and coffee store services, an operator of a small chain of restaurants in upstate New York applied to register the mark and logo “Tully’s Good Times” for restaurant and bar services, and claimed use of the marks prior to our first use. In May 2003 the parties entered into a settlement agreement that sets forth the rights of each party to use and register marks containing “Tully’s.” Our marks under the settlement agreement include “Tully’s” and “Tully’s Coffee” and all of our logos (among other marks). We have since received federal trademark registration for the Tully’s® trademark for coffee and for retail coffee store/café services and for our Tango® mark, and we expect to complete U.S. trademark registration for other marks during Fiscal 2005.

In addition to registered and pending U.S. trademarks, Tully’s considers the overall design and visual language of its trade dress to be a valuable asset. The design of our stores, including but not limited to the use of materials, furniture, signage, layout and overall aesthetics, developed in conjunction with packaged goods and marketing collateral, create a distinctive “look and feel” as well as a unique visual language. This “look and feel” and visual language continues to build our brand exposure and deliver “The Tully’s Experience” through all channels of our business. Although Tully’s considers store design, packaging and marketing collateral to be essential to brand identity, in most instances Tully’s has not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

The ability to differentiate the Tully’s brand from our competitors depends, in part, on the strength and enforcement of its trademarks. If a competitor infringes Tully’s trademark rights, we may have to litigate to protect our rights, in which case Tully’s may incur significant expenses and management’s attention may be diverted from our business operations.

Tully’s does not hold any patents.

Seasonality

Our business is subject to seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to all three divisions, Retail, Wholesale and Specialty. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and its international licensees) or the closure of stores not meeting our expectations. Because of the seasonality of Tully’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 2.	PROPERTIES

As of March 28, 2004, Tully’s operated 94 retail stores in the United States, all of which are located on property leased by us. Sixty-four of these stores are located in Washington, twenty-three are in California, six are in Oregon and one is in Idaho.

We lease the building in Seattle, Washington, that houses our headquarters, roasting plant and distribution facilities (the “Airport Way Property”) pursuant to a ten-year lease (expiring May 2010) and with two five-year options to renew. In July 2003, the original lessor sold the Airport Way Property to Rainier Commons LLC (“Rainier”) and Rainier thereby became lessor to Tully’s. Effective as of July 17, 2004, Rainier and Tully’s amended the lease to (1) eliminate the lessor’s option to terminate the lease on 150 days notice, (2) reduce the portion of the property leased to Tully’s to approximately 80,000 square feet of building (the portion of the Airport Way Property that was used by Tully’s) and make available to the lessor the remainder of the Airport Way Property, and (3) reduce the rent and occupancy costs paid by us.

ITEM 3.	LEGAL PROCEEDINGS

In February 2004 a lawsuit was filed against Tully’s in California State Court by two former store managers alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys’ fees and costs. The plaintiffs also seek class action certification of their lawsuit. We are investigating and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation.

In April 2004, we were advised by FOODX that the Japanese tax authorities are conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We have not been provided sufficient information to evaluate the position of the Japanese tax authorities, or to evaluate the validity of the FOODX claim for indemnification. We believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Tully’s Coffee Corporation held its 2003 annual shareholders meeting on Thursday, March 25, 2004 at the Museum of Flight in Seattle, Washington. Shareholders elected, by a plurality of the votes cast, seven members to the Board of Directors to serve until the next annual shareholder meeting or until their respective successors shall be elected and qualified. The elected directors (all of whom were already serving as directors of Tully’s) and the votes for and withheld were as follows:

	FOR	WITHHELD
Tom T. O’Keefe	20,636,999	252,260
Tony Gioia	20,683,021	206,238
Arthur Buerk	20,723,399	165,860
Larry A. Culver	20,745,399	143,860
Marc Evanger	20,745,399	143,860
Lawrence L Hood	20,689,199	200,060
George Hubman	20,745,999	143,260

Shareholders also ratified the selection of our independent registered public accounting firm, Moss Adams, LLP:

VOTE
For	20,640,958
Against	159,351
Abstain	88,950

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of May 31, 2004 there were 4,954 holders of record of Tully’s common stock.

We have not paid cash dividends in the past and we presently do not plan to pay dividends in the foreseeable future. We intend to retain and use earnings, if any, to finance the growth of our business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under our borrowing agreements, and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of March 28, 2004)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,970,119	$0.66	125,666
Equity compensation plans not approved by security holders *	1,692,467	$0.01	—
Total	5,662,586	$0.47	125,666

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

For a description of our equity compensation plans, see Note 17 of the Notes to the Consolidated Financial Statements.

The Rights Offering

On May 12, 2004, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock), through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). Upon the effectiveness of the registration statement, eligible shareholders and former shareholders of Tully’s will receive rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at the record date will receive subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2004, Fiscal 2003, and Fiscal 2002. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Fiscal 2004

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to employees in consideration for services pursuant to our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”):

•	In May 2003, options for 100,000 shares, with an exercise price of $0.31, to our Chief Financial Officer.

•	In May 2003, options for 75,000 shares, with an exercise price of $0.31, to our Vice President, Retail.

•	On October 23, 2003 options for 266,400 shares, with an exercise price of $0.31, to thirty-four employees

•	On February 9, 2004 options for 25,000 shares, with an exercise price of $0.31 to one employee

•	In June 2003, we granted to five directors options to purchase an aggregate of 15,000 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings prior to June 30, 2002. These options were fully vested and exercisable from the time of grant. On June 2, 2004, Tully’s also issued stock options for a total of 54,000 shares to five directors for Board of Directors participation in Fiscal 2004 (with an exercise price of $0.30 per share and fully vested at March 28, 2004).

•	Stock Issued upon Exercise of Warrants

•	In June and August 2003, we issued a total of 60,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $6,947.

•	In March 2004, Tully’s issued 22,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $7,260.

•	As of January 1, 2004, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 12 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 11 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in 2004 and the total warrants issued to them as of April 25, 2004 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued in April 2004	111,096	74,064	185,160
Total warrants issued to the Guarantors as of April 25, 2004	629,544	397,874	1,027,418

Fiscal 2003

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to the following employees in consideration for services pursuant to the 1994 Plan:

•	In May 2002, we granted options to the Chief Executive Officer to purchase an aggregate of 1,000,000 shares of Common Stock, consisting of options for 450,000 shares at an exercise price of $0.01 per share, options for 350,000 shares with an exercise price of $1.78 per share and options for 200,000 shares at $2.50 per share, in accordance with his employment agreement.

•	In June 2002, we granted options to the Chief Financial Officer to purchase an aggregate of 225,000 shares of Common Stock, consisting of options for 100,000 shares at an exercise price of $0.01 per share, options for 75,000 shares with an exercise price of $1.78 per share and options for 50,000 shares at $2.50 per share.

•	Between June 2002 and March 2003, we granted options to thirteen employees to purchase an aggregate of 205,800 shares of Common Stock, consisting of the following:

Date of Grant	Number of Shares	Price per Share
June 2002	45,000	$1.78
June 2002	10,000	$2.50
July 2002	25,000	$0.01
September 2002	75,000	$0.01
February 2003	50,000	$0.01
March 2003	800	$0.31

•	During Fiscal 2003, Tully’s granted to nine directors options to purchase an aggregate of 17,500 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings. These options were fully vested and exercisable from the time of grant.

•	Between June 2002 and September 2002, we issued an aggregate of 68,574 shares of Common Stock to two employees upon exercise of options with aggregate consideration to Tully’s of $686 as follows:

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
June 2002	Employee	500	$0.01	$5
July 2002	Employee	18,074	$0.01	181
September 2002	Employee	50,000	$0.01	500

Totals		68,574		$686

•	In June 2002, we issued an aggregate of 20,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration $6,600.

•	In Fiscal 2003, we issued the following warrants to the Guarantors of the KCL Credit Line on a quarterly basis as compensation for guaranties provided under the KCL Credit Line (with an exercise price of $0.05 per share), as described in Note 11 of the Notes to the Consolidated Financial Statements:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924

•	As of January 1, 2003, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 12 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

Fiscal 2002

•	During Fiscal 2002, we granted options to purchase an aggregate of 69,750 shares of Common Stock to 12 directors pursuant to our Amended and Restated 1994 Stock Option Plan in consideration for their service as directors during Fiscal 2002. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten-year term.

•	Between April 2001 and October 2001, we granted options to purchase an aggregate of 105,112 shares of our Common stock to our Chairman of the Board and to a director in consideration for their personal guarantees of our bank line of credit. The number of option shares were determined each month based upon the outstanding guaranteed debt amounts and had an estimated fair market value of $209,000 at the time of grant. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten-year term.

•	In May 2001, we issued 12,000 shares of our Common Stock, then valued at approximately $30,000, to one vendor for goods and services provided to Tully’s.

•	During Fiscal 2002, Tully’s issued an aggregate of 10,076 shares of its common stock to one director and four employees upon exercise of stock options, as follows:

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
April 2001	Employee	1,200	$2.25	$2,700
April 2001	Employee	375	$0.01	4
July 2001	Employee	4,501	$0.01	45
August 2001	Director	500	$0.01	5
March 2002	Employee	3,500	$0.01	35

Totals		10,076		$2,789

•	In August 2001, we issued 125,000 shares of our Common Stock, then valued at approximately $250,000, to a grocery store chain as settlement for the termination of a grocery store agreement.

•	In March 2002, Tully’s issued 7,500 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of approximately $2,000.

•	In January 2002, we issued warrants to purchase 240,000 shares of our Common Stock then valued at approximately $480,000 to a company owned by a former director of Tully’s in accordance with the terms of a convertible promissory note. The warrants were issued in lieu of annual interest on the promissory note, have an exercise price of $0.01 and are exercisable for ten years from the issuance date thereof.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the consolidated financial statements of Tully’s. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this report.

	Fiscal Years Ended (1)
(dollar amounts in thousands, except per share data)	Mar 28, 2004 (3)	Mar 30, 2003 (2)(3)	Mar 31, 2002 (3)(4)	Apr 1, 2001 (3)	Apr 2, 2000
Results of Operations Data
Net sales	$50,768	$50,800	$51,458	$42,102	$27,698
Operating loss	(1,920)	(6,664)	(13,111)	(23,797)	(7,717)
Loss before cumulative effect of change in accounting principle	(2,669)	(6,886)	(11,152)	(25,057)	(8,066)
Cumulative effect of change in accounting principle (2)	—	(3,018)	—	—	—

Net loss	$(2,669)	$(9,904)	$(11,152)	$(25,057)	$(8,066)

Net loss per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.42)	$(0.69)	$(1.59)	$(1.15)
Cumulative effect of change in accounting principle (2)	—	(0.18)	—	—	—
Net loss per share—basic and diluted	$(0.16)	$(0.60)	$(0.69)	$(1.59)	$(1.15)

Balance Sheet Data
Total assets	$20,944	$24,591	$33,140	$39,278	$36,844
Long-term obligations (including current portion) (5)	6,446	6,843	3,164	3,486	299
Stockholders’ equity (deficit)	$(5,454)	$(3,189)	$6,417	$15,245	$25,286

Other Data
Earnings (loss) before interest, taxes, depreciation and amortization (6)	$1,741	$(2,246)	$(5,642)	$(19,265)	$(5,019)
Number of stores at period-end
Stores operated by Tully’s	94	100	104	114	65
Stores operated or franchised by international licensees	175	113	50	23	8

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks except for the fiscal year ended April 2, 2000 (“Fiscal 2000”), which had 53 weeks. The 53rd week accounted for $503,000 in net sales in Fiscal 2000.
(2)	The cumulative effect of a change in accounting for goodwill in the amount of $3,018,000 was recorded in Fiscal 2003. See Note 7 of the Notes to the Consolidated Financial Statements.
(3)	Fiscal 2002, 2003 and 2004 include the following charges (dollars in thousands):

	2004	2003	2002
Impairment of long-lived assets (see Note 8 of the Notes to the Consolidated Financial Statements).	$99	$1,390	$2,350
Store closures and lease termination costs (see Note 15 of the Notes to the Consolidated Financial Statements).	170	108	1,583
Evaluation of business integration opportunity (see Note 13 of the Notes to the Consolidated Financial Statements).	541	—	—

Total	$810	$1,498	$3,933

(4)	During Fiscal 2002, Tully’s received a $12,000,000 license fee from UCC. In addition, we received $4,200,000 and 300 shares of Tully’s Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of our supply agreement with Tully’s Coffee Japan. The Tully’s Coffee Japan stock was sold by Tully’s in Fiscal 2003.

(5)	Long term obligations are summarized as follows (dollars in thousands):

	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001	Apr 2, 2000
Current portion of long-term debt and capital lease obligations	$1,145	$561	$308	$515	$94
Long-term debt, net of current portion	2,167	3,106	26	210	14

Capital lease obligations, net of current portion	203	360	127	168	191
Convertible promissory note, net of discount	2,931	2,816	2,703	2,593	—

Long term obligations (including current portion)	$6,446	$6,843	$3,164	$3,486	$299

In addition to these long term obligations, we also had outstanding bank debt that was included in current liabilities, as follows (dollars in thousands):
	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001	Apr 2, 2000
Bank line of credit	$—	$—	$—	$5,500	$3,000

(6)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. See Management’s Discussion and Analysis for additional information regarding the computation and usage of EBITDA information. The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Fiscal Years Ended
	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001	Apr 2, 2000
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(2,669)	$(9,904)	$(11,152)	$(25,057)	$(8,066)
Add back cumulative effect of change in accounting principle	—	3,018	—	—	—

Loss before cumulative effect of change in accounting principle	(2,669)	(6,886)	(11,152)	(25,057)	(8,066)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	760	721	904	1,399	499
Income taxes	43	25	6	—	—
Depreciation and amortization	3,607	3,894	4,600	4,393	2,548

Earnings (loss) before interest, taxes, depreciation and amortization	$1,741	$(2,246)	$(5,642)	$(19,265)	$(5,019)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. We believe that certain statements herein, including statements concerning anticipated store openings and closings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our foreign licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks. Fiscal 2005 will include 53 weeks.

Tully’s derives its revenues from sales from its:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for Fiscal 2004, Tully’s derived approximately 80.0% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division (formerly known as the International division), which sells Tully’s-branded products to its foreign licensees and receives royalties and fees from those licensees, and which is now responsible for emerging opportunities for U.S. franchising and licensing.

The relative percentage of net sales from each division for Fiscal 2002, Fiscal 2003 and Fiscal 2004 are depicted by these graphs:

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. These losses have been exacerbated by the weak economy in our principal geographic markets since 2001. During Fiscal 2002 through Fiscal 2004, we shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base and revenues. This shift in emphasis reflects management’s view that Tully’s has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance, and upon the conservative use of capital. These continuing initiatives toward improved operating performance and cashflow include:

•	introducing new products and expanding product offerings, such as the introduction of Tully’s new ice cream products and the Tully’s Limited Reserve Coffee Series,

•	enhancing marketing efforts, such as refurbishing of store menu boards,

•	initiating selective retail price changes,

•	making cost of sales improvements through more efficient product purchasing,

•	closing stores that do not meet our financial criteria,

•	increasing sales in the Wholesale division, primarily from new customers,

•	reducing marketing, general and administrative costs, and

•	decreasing cash usage for purchases of property and equipment.

In Fiscal 2004, our operating cash flow was sufficient to cover our operating expenses ($1,287,000 of cash was provided by operations for the year). This reflects an improvement of $4,574,000 compared to $3,287,000 of cash used by operations in Fiscal 2003. Management expects that the continuing benefits from the improvement initiatives will result in improved operating results in Fiscal 2005 compared to Fiscal 2004. As described below under “Liquidity and Capital Resources,” management believes that the operating cash flows, financing cash flows, and investing cash flows projected in our Fiscal 2005 business plan, and the cash and cash equivalents of $1,247,000 at March 28, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. We have not made a profit from operations in any year since inception.

The number of retail stores operated by Tully’s is summarized as follows (excludes stores operated or franchised by licensees):

	Fiscal Years Ended
	March 28, 2004	March 30, 2003 (1)	March 31, 2002 (1)
NUMBERS OF STORES IN OPERATION: (2)
Beginning of the Year	100	104	114

New Stores	1	1	2
Closed Stores	(7)	(5)	(12)

End of the Year	94	100	104

(1)	In January 2004, one new store was opened and another store was relocated into expanded and remodeled premises.
(2)	Including one seasonal store that closed during Fiscal 2003.

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Changes in Retail division comparable store sales for Fiscal 2002, and for each of the four quarters of Fiscal 2003 and Fiscal 2004, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

After experiencing negative comparable store sales in Fiscal 2002, we implemented programs to improve our comparable store sales, which have resulted in an improved comparable store sales trend. We believe that favorable customer response to our product, marketing and service improvement initiatives is primarily responsible for the comparable store sales increases during the recent past. We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) customers purchasing Tully’s coffee in supermarkets instead of Tully’s retail stores, and (iv) the relative levels of product innovation and marketing during each period.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal Years Ended
	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002
STATEMENTS OF OPERATIONS DATA:
Sales of products	93.5%	94.7%	96.2%
Licenses, royalties, and fees	2.4%	1.3%	0.1%
Recognition of deferred revenue	4.1%	4.0%	3.7%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	43.6%	46.6%	50.3%
Store operating expenses	33.3%	33.9%	33.8%
Other operating expenses	4.0%	3.7%	3.1%
Marketing, general and administrative costs	14.2%	18.3%	21.7%
Depreciation and amortization	7.1%	7.7%	8.9%
Evaluation of business integration opportunity	1.1%	—	—
Impairment of long-lived assets	0.2%	2.7%	4.6%
Store closure and lease termination costs	0.3%	0.2%	3.1%

Total cost of goods sold and operating expenses	103.8%	113.1%	125.5%

Operating loss	(3.8)%	(13.1)%	(25.5)%
Other income (expense)
Interest expense	(1.1)%	(1.3)%	(1.6)%
Interest income	*	*	0.3%
Gain on sale of investments	*	*	5.6%
Miscellaneous income (expense)	0.1%	1.0%	(0.1)%
Loan guarantee fee expense	(0.4)%	(0.2)%	(0.4)%

Loss before income taxes and cumulative effect of change in accounting principle	(5.2)%	(13.6)%	(21.7)%
Income taxes	(0.1)%	*	*
Cumulative effect of change in accounting principle	—	(5.9)%	—

Net loss	(5.3)%	(19.5)%	(21.7)%

*	Amount is less than 0.1%

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance, and EBITDA is the primary determinant in the computation of management incentive compensation.

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act of 1934 define and prescribe the conditions for use of certain non-GAAP financial information. We believe that our “EBITDA” information, which meets the definition of a non-GAAP financial measure, is important supplemental information to investors.

We use EBITDA for internal managerial purposes and as a means to evaluate period-to-period comparisons. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with generally accepted accounting principles (“GAAP”) and should not be relied upon to the exclusion of

GAAP financial measures. EBITDA information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure.

Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. For information about our financial results as reported in accordance with GAAP, see our financial statements. For a quantitative reconciliation of our EBITDA information to the most comparable GAAP financial measures, see the table below.

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:

	Fiscal Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002
Net Loss	$(2,669)	$(9,904)	$(11,152)
Add back cumulative effect of change in accounting principle	—	3,018	—

Loss before cumulative effect of change in accounting principle	(2,669)	(6,886)	(11,152)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	760	721	904
Income taxes	43	25	6
Depreciation and amortization	3,607	3,894	4,600

Earnings (loss) before interest, taxes, depreciation and amortization	$1,741	$(2,246)	$(5,642)

Fiscal Year Ended March 28, 2004 Compared To Fiscal Year Ended March 30, 2003

Net Sales

Our net sales for Fiscal 2004 decreased $32,000 to $50,768,000 as compared to net sales of $50,800,000 for Fiscal 2003. The decrease in net sales is comprised as follows:

Total Company Fiscal year ended March 28, 2004 compared to the fiscal year ended March 30, 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$310
Wholesale division	744
Specialty division	(1,086)

Total Company	$(32)

The Retail division sales increase represented a 0.8% increase compared to Retail division sales for Fiscal 2003. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increase Fiscal year ended March 28, 2004 compared to the fiscal year ended March 30, 2003 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,137
Sales decrease from stores closed in Fiscal 2004 and Fiscal 2003	(1,288)
Sales increase from new stores	461

Total Retail division	$310

Comparable store sales for Fiscal 2004 increased by $1,137,000 or 3.0%, compared to Fiscal 2003. During Fiscal 2004 and Fiscal 2003, Tully’s closed twelve stores, resulting in a sales decrease of $1,288,000. One new store opened during the fourth quarter of Fiscal 2003 and one new store opened during the fourth quarter of Fiscal 2004. These new stores produced a net sales increase of $461,000 for Fiscal 2004.

Wholesale division net sales increased $744,000, or 12.9%, to $6,522,000 for Fiscal 2004, from $5,778,000 for Fiscal 2003. The increase reflects a $1,057,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees, partially offset by lower sales in food service channels.

Net sales for the Specialty division decreased by $1,086,000, or 23.0%, from $4,715,000 in Fiscal 2004 to $3,629,000 in Fiscal 2003. During Fiscal 2003, FOODX began to purchase coffee, supplies and equipment from Japanese suppliers rather than from Tully’s, and this trend continued during Fiscal 2004. The shift toward more local procurement by FOODX and the resulting increase in coffee roasting fees paid to Tully’s decreased our overall net sales to FOODX, but resulted in greater gross margins for Tully’s.

Operating Expenses

Cost of goods sold and related occupancy costs decreased $1,513,000, or 6.4%, to $22,153,000 for Fiscal 2004 as compared to Fiscal 2003, primarily as the result of the decrease in product sales to FOODX by the Specialty division (which resulted in a $1,322,000 decrease in cost of goods sold). During Fiscal 2003 and Fiscal 2004, we implemented programs to improve the efficiency of our manufacturing and distribution processes and we reduced our roasting and supply chain costs by approximately $342,000 in Fiscal 2004 (and increased the volume of coffee roasted by approximately 18%) compared to Fiscal 2003. These cost reductions were partially offset by an increase of $726,000 related to the cost of goods sold from the increased sales of the Wholesale division. Cost of sales and related occupancy costs decreased $417,000 in the Retail division. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 44.6% for the Fiscal 2004 as compared to 43.6% for Fiscal 2003, primarily as a result of these factors, the amounts of which are not separately determinable:

•	improved purchasing practices and sourcing of certain items at lower costs,

•	selective price increases on certain items in specific market areas,

•	the growth in Wholesale division sales (which generally have a greater cost of sales percentage than Retail division and Specialty division sales),

•	the shift in the mix of Specialty division sales described above, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses decreased $290,000, or 1.7%, to $16,923,000 for Fiscal 2004 as compared to Fiscal 2003 as the result of the closure of stores not meeting our financial requirements, partially offset by costs of the two stores added in Fiscal 2003 and Fiscal 2004. As a percentage of net sales, store operating expenses improved to 33.4% for Fiscal 2004 from 33.9% for Fiscal 2003.

Other operating expenses (expenses associated with all operations other than retail stores) increased $111,000 or 5.8% to $2,014,000 for Fiscal 2004 as compared to Fiscal 2003, as the result of expenses incurred in connection with the expansion of our Wholesale division business. As a percentage of net sales, other operating expenses increased to 4.0% for Fiscal 2004 as compared to 3.7% in Fiscal 2003.

Marketing, general and administrative costs decreased $2,109,000, or 22.7%, to $7,181,000 for Fiscal 2004 as compared to $9,290,000 for Fiscal 2003, reflecting our efforts to reduce such costs. This decrease reflects reductions of $1,094,000 in marketing and promotion costs, $296,000 in labor costs, and $244,000 in professional fees, as compared to Fiscal 2003.

Depreciation and amortization expense decreased $287,000, or 7.4%, to $3,607,000 for Fiscal 2004 as compared to Fiscal 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we have ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $541,000 in Fiscal 2004 (no such costs were incurred in Fiscal 2003).

During Fiscal 2004, we incurred store closure and lease termination costs of $170,000 in connection with the closure of seven stores that did not meet our financial criteria. Tully’s incurred $108,000 in store closure costs during Fiscal 2003.

Operating Loss

As a result of the factors described above, we had an operating loss of $1,920,000 for Fiscal 2004, which is an improvement of $4,744,000 (71.2%) as compared to the operating loss of $6,664,000 during Fiscal 2003.

Other Income (Expense)

Interest expense decreased $111,000, or 17.1%, to $537,000 for Fiscal 2004 as compared to $648,000 during Fiscal 2003 due to a lower value assigned to warrants issued as payment of interest under the convertible promissory note (see Note 12 of the Notes to the Consolidated Financial Statements), offset by increased cash interest from a full year of borrowings under the KCL credit facility in Fiscal 2004 as compared to a partial year of borrowing in Fiscal 2003.

During Fiscal 2004 we incurred loan guarantee fee expense of $227,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 11 of the Notes to the Consolidated Financial Statements). We incurred partial year expense of $94,000 of loan guarantee fee expense during Fiscal 2003 when this arrangement commenced.

As a result of the agreement with Spinelli Pte. Ltd. relating to the assignment of certain rights for our Spinelli brand, we recognized a net gain of $460,000 that is included in other income for Fiscal 2003 (see Note 13 of the Notes to the Consolidated Financial Statements). There was no such gain recognized during Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $1,741,000 for Fiscal 2004, which is an improvement of $3,987,000 as compared to the loss before interest, taxes, depreciation and amortization of $2,246,000 during Fiscal 2003.

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, we adopted the full provisions of SFAS 142 (see Note 7 of the Notes to the Consolidated Financial Statements). We performed an evaluation of our goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to our Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge was retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

As a result of the factors described above, loss before cumulative effect of change in accounting principle decreased $4,217,000, or 61.2%, to $2,669,000 during Fiscal 2004, as compared to $6,886,000 during Fiscal 2003.

We had a net loss of $2,669,000 for Fiscal 2004, as compared to the net loss of $9,904,000 during Fiscal 2003 (including the Fiscal 2003 $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle).

Fiscal Year Ended March 30, 2003 Compared To Fiscal Year Ended March 31, 2002

Net Sales

Our net sales for Fiscal 2003 decreased $658,000, or 1.3%, to $50,800,000 as compared to net sales of $51,458,000 for Fiscal 2002. The decrease in net sales was comprised as follows:

Total Company

Total Company Fiscal 2003 compared to Fiscal 2002 (thousands of dollars)	Increase (Decrease) in Net Sales
Retail division	$(1,170)
Wholesale division	662
Specialty division	(142)
Other	(8)

Total Company	$(658)

The Retail division sales decrease represented a 2.8% decrease compared to Fiscal 2002. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Fiscal 2003 compared to Fiscal 2002 (thousands of dollars)	Increase (Decrease) in Net Sales
Sales decrease from stores closed in Fiscal 2002 and Fiscal 2003	$(1,490)
Comparable stores sales decrease	(278)
Sales increase from new stores	598

Total Retail division	$(1,170)

During Fiscal 2003 and Fiscal 2002, we closed a total of seventeen stores, which resulted in a sales decrease of $1,490,000 from Fiscal 2002 to Fiscal 2003, while a total of three new stores opened during Fiscal 2003 and Fiscal 2002 and produced a net sales increase of $598,000 in Fiscal 2003 compared to Fiscal 2002. Overall, comparable store sales for Fiscal 2003 decreased by (0.7%) compared to the previous year.

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

Net sales for the Specialty division decreased by $142,000, or 2.9%, for Fiscal 2003 from $4,857,000 to $4,715,000 for Fiscal 2003. Although FOODX increased the number of its owned and franchised stores from 50 to 112 during Fiscal 2003, FOODX began to purchase coffee, supplies and equipment from Japanese suppliers rather than from us during this period. The shift toward more local procurement by FOODX will generally decrease our sales to FOODX, but will result in greater gross margins for Tully’s. The growth in FOODX’s retail store base and business and the shift in its procurement resulted in a $728,000 increase in license royalties (related to the stores franchised by FOODX) and coffee roasting fees compared to Fiscal 2002, but also resulted in a decrease in sales of coffee and supplies of $870,000. Recognition of deferred revenue related to the UCC and FOODX agreements increased by $130,000 because Fiscal 2002 included only a partial year of such revenues. Specialty division sales accounted for 9.3% and 9.4% of net sales in Fiscal 2003 and Fiscal 2002, respectively.

Operating Expenses

Cost of goods sold and related occupancy costs decreased $2,239,000, or 8.6%, to $23,666,000 in Fiscal 2003 from $25,905,000 in Fiscal 2002. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 46.6% for Fiscal 2003 compared with 50.3% for Fiscal 2002. These changes resulted primarily from:

•	the consolidation of the number of vendors from which we purchase supplies and inventory and improved purchasing,

•	improved inventory controls, including more careful management of perishable inventories and supplies, and

•	closure of stores with a higher-than-average ratio of occupancy costs to sales.

Store operating expenses remained flat, decreasing $177,000, or 1.0%, to $17,213,000 in Fiscal 2003 from $17,390,000 in Fiscal 2002, reflecting the net decrease in the number of stores in operation. As a percentage of net sales, store operating expenses remained unchanged at 33.9% for Fiscal 2003 compared to 33.8% for Fiscal 2002.

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

Marketing, general and administrative costs decreased $1,870,000, or 16.8%, to $9,290,000 in Fiscal 2003 from $11,160,000 in Fiscal 2002 reflecting our efforts to reduce costs to levels appropriate for our revenue base. This decrease includes $175,000 in reduced costs under baseball park sponsorship agreements, a $762,000 decrease in professional fees, and a $178,000 decrease in stock option compensation expense.

Depreciation and amortization expense decreased $706,000, or 15.3%, to $3,894,000 in Fiscal 2003 from $4,600,000 in Fiscal 2002. During Fiscal 2003, we adopted the full provisions of SFAS 142 and therefore no amortization of goodwill was recorded in Fiscal 2003, compared to $252,000 recorded in Fiscal 2002. The reduction in depreciation and amortization expense also reflects the lower depreciable asset base caused by asset retirements and asset impairment charges (described below) during Fiscal 2001-2003.

Impairment of Long-Lived Assets

During Fiscal 2003 and Fiscal 2002, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 7 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $1,390,000 was recognized in Fiscal 2003 compared to the non-cash impairment charge of $2,350,000 during Fiscal 2002. These non-cash charges represent the write-off of the goodwill, leasehold improvements and other long-lived assets determined to be impaired.

Store Closure and Lease Termination Costs

Store closure and lease termination costs were $108,000 for Fiscal 2003 as compared to $1,583,000 in Fiscal 2002. This decrease in the amount of costs associated with closure and disposal of stores not meeting our financial criteria and disposal of undeveloped property under leases is the result of the lower number of store closures and surplus properties to be disposed of in Fiscal 2003. See Note 15 of the Notes to the Consolidated Financial Statements.

Operating Loss

As a result of the factors described above, we had an operating loss of $6,664,000 in Fiscal 2003 as compared to the operating loss of $13,111,000 in Fiscal 2002, which is an improvement of $6,447,000, or 49.2%, as compared to Fiscal 2002. The improvement includes a $2,435,000 reduction in the amount of charges for impairment of long-lived assets and for store closure and lease termination costs for Fiscal 2003 as compared to Fiscal 2002.

Other Income (Expense)

Interest expense decreased $164,000, or 20.2%, to $648,000 for Fiscal 2003 compared to $812,000 for Fiscal 2002. The decrease relates to the lower level of average outstanding debt during Fiscal 2003 as compared to during Fiscal 2002 as the result of the repayment of our bank borrowings in Fiscal 2002 and the repayment of other notes and contracts, and the lower cost recorded for warrants issued in lieu of cash interest for the convertible promissory note during Fiscal 2003. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements.

Gains on sale of investments of $14,000 in Fiscal 2003 and $2,887,000 in Fiscal 2002 are the realized gains from the sale of our holdings of FOODX stock. The greater gain in Fiscal 2002 is the result of (i) lower cost per share on the shares sold in Fiscal 2002, (ii) higher selling price per share in Fiscal 2002, and (iii) more shares sold in Fiscal 2002.

Miscellaneous income (expense) increased $528,000 to income of $510,000 for Fiscal 2003 from expense of $18,000 for Fiscal 2002. The increase reflects primarily the Fiscal 2003 sale of certain intellectual property to Spinelli Pte. Ltd., in the amount of $500,000 less approximately $40,000 of costs (See Note 13 of the Notes to the Consolidated Financial Statements).

Loan guarantee fee expense decreased $122,000 to $94,000 in Fiscal 2003 from $216,000 for Fiscal 2002 primarily as the result of the lower level of average outstanding debt during Fiscal 2003 that was subject to such fees, as compared to Fiscal 2002. These are non-cash fees paid with options or warrants (see Note 11 of the Notes to the Consolidated Financial Statements).

Loss before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had a loss before interest, taxes, depreciation and amortization of $2,246,000 for Fiscal 2003, which is an improvement of $3,396,000 as compared to the loss before interest, taxes, depreciation and amortization of $5,642,000 during Fiscal 2002.

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, we adopted the full provisions of SFAS 142. We performed an evaluation of our goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to our Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003. See Note 7 of the Notes to the Consolidated Financial Statements.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

Loss before Cumulative Effect of Change in Accounting Principle decreased $4,266,000, or 38.3%, to $6,886,000 in Fiscal 2003 from $11,152,000 for Fiscal 2002. The smaller loss in Fiscal 2003 reflects the $6,447,000 improvement in operating loss during Fiscal 2003, partially offset by the smaller gain on sale of investments during Fiscal 2003 as compared to Fiscal 2002.

After the $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle, we had a net loss of $9,904,000 for Fiscal 2003 as compared to $11,152,000 for Fiscal 2002.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Fiscal Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(2,669)	$(6,886)	$(11,152)
Adjustments for depreciation and other non-cash operating statement amounts	2,363	4,151	5,055

Net loss adjusted for non-cash operating statement amounts	(306)	(2,735)	(6,097)
Deferred revenue cash received	500	—	16,200
Cash provided (used) for other changes in assets and liabilities	1,093	(552)	(3,140)

Net cash provided by (used in) operating activities	1,287	(3,287)	6,963
Proceeds from sale of investment in FOODX stock	—	1,829	3,025
Net (purchases) disposals of property and equipment	(286)	(1,186)	(3,024)
Additions to intangibles and other assets	—	—	(12)
Net borrowings (repayments) of debt	(761)	1,946	(6,282)
Proceeds from equity transactions	14	7	606

Net increase (decrease) in cash and cash equivalents	$254	$(691)	$1,276

Overall, our operating activities, investing activities, and financing activities provided $254,000 of cash during Fiscal 2004 as compared to cash used of $691,000 during Fiscal 2003.

Cash provided by operating activities for Fiscal 2004 was $1,287,000, an improvement of $4,574,000 compared to Fiscal 2003 when operations used cash of $3,287,000. Cash provided by operating activities improved during Fiscal 2004 as the result of the improvements in operating results discussed above under “Overview” and “Results of Operations.” The improvement in our operating results was due in part to reductions in non-cash charges, such as depreciation and amortization. However, excluding the effects of these non-cash charges, cash flow from net loss as adjusted for non-cash operating statement amounts improved by $2,429,000, from net cash used of $2,735,000 during Fiscal 2003, to cash used of $306,000 during Fiscal 2004. During Fiscal 2004, $500,000 of cash was provided in connection with amending the FOODX license agreement as described in Note 13 of the Notes to the Consolidated Financial Statements, and other changes in assets and liabilities provided cash of $1,093,000 (primarily from decreases in current assets) as compared to a net use of cash of $552,000 for changes in assets and liabilities during Fiscal 2003 (primarily for increases in current assets).

In Fiscal 2002 operations provided cash of $6,963,000, which includes the cash receipt of $16,200,000 of advance revenues as discussed in Note 13 of the Notes to Consolidated Financial Statements, and also the Fiscal

2002 use of such proceeds to reduce approximately $4 million of accounts payable and accrued liabilities that had accumulated in Fiscal 2001. The effects of the Fiscal 2002 advance collection of deferred revenues, and the Fiscal 2002 reduction of green coffee inventories, accounts payable and accrued liabilities that had accumulated above typical levels in Fiscal 2001 impacted the amount of cash provided by operating activities in Fiscal 2002 as compared with subsequent years.

Investing activities used cash of $286,000 in Fiscal 2004 but provided cash of $643,000 in Fiscal 2003 and used cash of $11,000 in Fiscal 2002. In Fiscal 2004 we minimized our investing activities as part of our strategy for conservative use of capital. During Fiscal 2003 and Fiscal 2002, our investing activities focused on conversion of investments to cash, principally involving the sale of our holdings of FOODX stock, and received proceeds of approximately $1,829,000 (Fiscal 2003) and $3,025,000 (Fiscal 2002). More FOODX shares were sold in Fiscal 2002 than in Fiscal 2003, and all holdings have been sold. One new store opened in each of Fiscal 2004 and Fiscal 2003 compared to two in Fiscal 2002. Cash invested for capital expenditures decreased in Fiscal 2004 compared to Fiscal 2003, and for Fiscal 2003 compared to Fiscal 2002 due to lower spending on new stores, on improvements to existing stores (due in part to redeployment of assets from stores closed during this period) and on assets for administrative support functions. Further, our Wholesale division has shifted its food service sales strategy to focus more on our distributors (who typically provide equipment to customers) and less on direct food service accounts that would be furnished equipment by Tully’s. Cash used for capital expenditures was $320,000 in Fiscal 2004, $1,186,000 in Fiscal 2003 and $3,024,000 in Fiscal 2002. We also acquired $250,000 and $723,000 of equipment in Fiscal 2004 and Fiscal 2003, respectively, through capitalized leases (compared to none in Fiscal 2002).

Financing activities used cash of $747,000 in Fiscal 2004 and $5,676,000 in Fiscal 2002, but provided cash of $1,953,000 in Fiscal 2003. In Fiscal 2004, the primary financing activity was repayment of debt and capital leases. In Fiscal 2003, financing activities consisted primarily of borrowings under the new Kent Central Lines (see Note 11 of the Notes to the Consolidated Financial Statements) and the payment of scheduled maturities of other obligations. In Fiscal 2002, the primary financing activity was the repayment of the bank credit line ($5,500,000) and other obligations, using proceeds from the advance license fees and from the sale of FOODX stock.

Overall, our operating activities, investing activities, and financing activities provided cash of $254,000 in Fiscal 2004 as compared to cash used of $691,000 in Fiscal 2003 and cash provided of $1,276,000 in Fiscal 2002.

As of March 28, 2004 we had cash of $1,247,000, and a working capital deficit of $4,425,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

Cash requirements for Fiscal 2005, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2005, and our assessment during Fiscal 2005 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open up to twelve new stores in Fiscal 2005, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2005. Typically, a new store will require capital investment of approximately $200,000 to $250,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $400,000 to $1,000,000 in Fiscal 2005. Some of these capital expenditures may be accomplished through operating or capital leases.

At March 28, 2004 we had total liabilities of $26,398,000 and total assets of $20,944,000, so that a deficit of $5,454,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at March 28, 2004 include deferred revenue in the aggregate amount of $12,420,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($12,420,000 at March 28, 2004) for less than $2,000,000 of future cash expenditures.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Note 11 and Note 12 of the Notes to the Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At March 28, 2004, we had available borrowing capacity of $310,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan, and the cash and cash equivalents of $1,247,000 at March 28, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of March 28, 2004:

	Payments Due by Fiscal Year
	Total	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter
	(dollars in thousands)
Kent Central Credit Lines	$2,957	$790	$2,167	$—	$—	$—	$—
Other Notes Payable	122	122	—	—	—	—	—
Convertible Note	3,000	—	3,000	—	—	—	—
Capital Leases	436	233	119	63	19	2	—
Operating Leases	24,890	5,151	4,830	4,297	3,712	3,279	3,621
Green Coffee Purchase	5,100	3,600	1,500	—	—	—	—
Executive Severance (1)	424	202	172	50	—	—	—

	$36,929	$10,098	$11,788	$4,410	$3,731	$3,281	$3,621

(1)	Pursuant to the employment agreement with our Chief Executive Officer, and the employment letters for other members of Tully’s management, Tully’s has agreed to pay severance compensation to our CEO and these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2004, the aggregate contingent obligation for severance to these individuals was $648,000. In April 2004 Tully’s accepted the resignation of our CEO, and is required to pay him severance compensation of $424,000 in varying installments over a twenty-four month period starting in July 2004.

In Fiscal 2005 we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results should differ unfavorably from the Fiscal 2005 business plan, it could become necessary for us to seek additional capital during Fiscal 2005. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations, which mature in Fiscal 2006. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering. We are currently evaluating possible sources of new capital, which may include new debt or new convertible debt.

If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

Tully’s Articles of Incorporation provide that our Series A Preferred Stock is senior to the Common Stock for a stated dollar amount of liquidation preference, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference for each of the Series A Preferred Stock and the holders of the Common Stock. If we were to sell all or a substantial portion of our assets in order to meet our operating needs and satisfy our obligations or were to be liquidated, the amounts available for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following critical accounting policies affect our more significant judgments and estimates used in our consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. Our critical accounting policies relate particularly to (1) revenue recognition and (2) evaluation for impairment of long-lived assets, and (3) lease termination reserves.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and Specialty divisions are recognized upon shipment of the products. Allowances to Wholesale Division customers for retail display and distribution positions (such as “slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other discounts and allowances are recognized in the period earned by the customer.

Revenues from advance license fees and similar agreements are recognized on the straight-line basis over the expected life of the agreements (ranging from eight to fifteen years). Management’s judgment is involved in determining the applicable amortization periods for these advance license fees. Royalty revenues for international licensees are recognized in accordance with the license agreements based upon sales at specific licensee store locations. Coffee roasting fees are recognized when the licensee that is subject to the fee purchases coffee. Initial franchise fees for new stores franchised by Tully’s are recognized when Tully’s has completed the services required to earn the fee and make it non-refundable, which is generally upon opening of the store. Royalty revenues for stores franchised by Tully’s are recognized in accordance with the franchise agreements based upon sales at the franchised store locations.

Evaluation of long-lived assets for impairment

We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate, based primarily on discounted cash flows.

Recognition and measurement of lease termination reserves

Periodically, we will determine that certain leases will be terminated and the store or other operation will be closed. At the time when agreements are reached, we accrue for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments and lease termination fees, and estimated sub-lease recoveries.

New Accounting Standards

See Note 1 of the Notes to the Consolidated Financial Statements.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report. You should consider these risks in evaluating our financial outlook.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

To date, we have incurred losses in every year of operations, including the fiscal year ended March 28, 2004. As of March 28, 2004, our accumulated deficit was $88 million. We cannot assure you that we will ever become or remain profitable.

Our credit facilities restrict our operating flexibility and ability to raise additional capital. If we were to default under the facilities, the lender, the guarantors, or both would have a right to seize our assets.

The terms of our credit facilities with Kent Central LLC, and a related agreement among Tully’s and certain directors and shareholders who are guarantors of our borrowings under the credit facilities, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of our borrowings in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of our other creditors and shareholders.

We will require a significant amount of cash, which may not be available to us, to service our debt and to fund our capital and liquidity needs.

To date, we have not generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the future to fund growth of the business and repayment of debt and other long-term obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Lawsuits and other claims against us may adversely affect our operating results and our financial condition.

We may from time to time become involved in legal proceedings or other claims. We currently are defending claims asserted against us in an employment practices lawsuit and are investigating an indemnification claim made by FOODX under our supply agreement in connection with a demand for payment of approximately $950,000 asserted against FOODX by the Japanese tax authorities. In investigating these and any other future claims against us, or defending any such claims or allegations, we will incur legal fees, and may incur settlement fees, damages or remediation expenses that may harm our business, reduce our sales, increase our costs, and adversely affect our operating results and financial condition.

Recruiting and hiring a new chief executive officer may delay implementation of our business strategies.

Mr. Anthony Gioia, our president and chief executive officer (CEO), has resigned as an officer and director of Tully’s effective as of July 11, 2004. We expect to recruit a new CEO to replace Mr. Gioia. It is possible that we will be required to operate under interim executive leadership for a period. When a new executive is employed in the CEO capacity, that person may not concur with our current management strategies and may implement changes in our strategy. Further, even if the new CEO does agree with our current strategies, the new executive’s unfamiliarity with our business and operations could cause delays in implementing our strategy, which could cause our business and results of operations to suffer.

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

Our foreign licensees may not be successful in their operations and growth, or they may change their business focus.

If our foreign licensees experience business difficulties or modify their business strategies, our results of operations could suffer. Net sales from our Japanese licensee, FOODX, represented 4.2% of net sales in Fiscal 2004. Our other foreign licensee, UCC, has not yet demonstrated its ability and willingness to develop its Tully’s business in Asia outside of Japan. Because our licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. Other business opportunities may distract these licensees from their Tully’s business. These factors make it more difficult for us to predict the prospects for continued growth in our revenues and profits from these relationships. The economies of our licensees’ markets, particularly Japan, have been weak for the past few years. Recently, there have also been the adverse impacts on the international travel, hospitality and business community from concerns about terrorism and exposure to health risks such as SARS.

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

We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products, such as ice cream and blended drink mixes, are produced by one or two suppliers specifically for Tully’s. If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience temporary interruptions in the product availability while establishing replacement suppliers, and our results of operations could temporarily suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of March 28, 2004, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32.7% of the shares of our common stock and the estate of Mr. Keith McCaw beneficially owned approximately 24.0% of the shares of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest, San Francisco, Los Angeles and Japanese markets we currently serve may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas. Our retail store operations and to a lesser extent our Wholesale and Specialty divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

Industry Risks

We compete with a number of companies for customers. The success of these companies could have an adverse effect on us.

We operate in highly competitive markets in the Western United States. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft Foods, Inc., Nestle, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. Some of these companies compete with the foreign business of our Specialty division and with our foreign licensees and we also face competition from companies local to those international markets that may better understand those markets or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and Specialty division customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

Competition for store locations and qualified workers could adversely affect our growth plans.

We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for retail expansion and our ability to operate existing stores. Similar factors could impact our Wholesale division customers and our Specialty division customers, and could adversely affect our plans to increase our revenues from those customers.

A shortage in the supply or an increase in price of coffee beans could adversely affect our revenues.

Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. There has been increasing demand for such coffee beans and there are indications that supplies may not be keeping up with this growing demand. This could put upward pressure on prices or limit the quantities available to us. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or affect the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee could result in increases in the costs of coffee beverages served in our stores and of other coffee products sold in our retail and wholesale channels. Such cost increases could adversely affect our gross margins, or force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Economic factors and consumer preferences related to coffee, dairy and bakery products could adversely affect our revenues or our costs.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Many of these items contain coffee, milk and other dairy products, and typical bakery ingredients such as sugar and flour. Changes in consumer product preferences away from products containing such ingredients, such as the recent consumer interest in “low carb” products, could adversely impact our revenues. Increases in the costs of raw materials and ingredients for our products, such as the recent increases in dairy costs, could adversely affect our gross margins, or force us to increase the retail and wholesale prices for some of our products, which could adversely affect our revenues.

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

Risks Relating to our Capital Stock

Sales of common stock or investment units in the rights offering, and future capital raised by Tully’s, could dilute your equity interest.

On May 12, 2004, we filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to a proposed offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock), through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). Upon the effectiveness of the registration statement, eligible shareholders and former shareholders of Tully’s will receive rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at the record date will receive subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

We believe this rights offering will provide Tully’s with an effective defense against any future claim asserting that we issued shares without providing shareholders the opportunity to exercise their preemptive rights. If the rights offering does not prove to be an effective defense to any such future claim, or if we do not complete the rights offering, we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights were violated. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

If any of the Tully’s shareholders who receive these subscription rights purchase shares of common stock or investment units through the rights offering, and other shareholders do not purchase a proportionate number of shares of common stock or investment units, the relative proportionate interest in us will be reduced for the shareholders who do not purchase shares of common stock or investment units. Series A Convertible Preferred Stock issued as part of the investment units will have liquidation preferences and voting rights that are superior to those of our common stock and our Series B Convertible Preferred Stock. Moreover, if we raise additional funds through the other issuances of equity, convertible debt or other securities, current shareholders could experience dilution and the securities issued to the new investors could have rights or preferences senior to those of shares of common stock.

Payment of liquidation preferences to holders of our Series A Convertible Preferred Stock could result in little or no proceeds remaining available for other shareholders.

Our Articles of Incorporation provide that our Series A Preferred stock is senior to the shares of common stock for a stated dollar amount of liquidation preferences, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference of both the Series A Preferred stock and the shares of common stock. If we were acquired or sold all or a substantial portion of our assets, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

The lack of a public market for Tully’s capital stock and restrictions on transfer substantially limit the liquidity of an investment in our capital stock.

There is currently no public market for shares of our common stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited. Whether Tully’s would ever “go public” and, if so, the timing and particulars of such a transaction, would be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, Board of Directors and professional advisors. There can be no assurance that such a public market will ever become available for our common or preferred stock.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent less than three percent of our net sales. At the present time, we do not hedge foreign currency risk, but may hedge known transaction exposure in the future. We estimate that an unfavorable ten percent change in the U.S. dollar/Yen currency exchange rates could reduce operating income by $100,000 to $200,000 annually.

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of March 28, 2004, we had approximately $3,600,000 in fixed-price purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $400,000 to $500,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Tully’s Coffee Corporation, and the Reports of Independent Registered Public Accounting Firms, are filed as a part of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

We have audited the accompanying consolidated balance sheets of Tully’s Coffee Corporation as of March 28, 2004 and March 30, 2003, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tully’s Coffee Corporation as of March 28, 2004 and March 30, 2003 and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Seattle, Washington

May 21, 2004 except as to Note 22,

as to which the date is June 25, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tully’s Coffee Corporation:

In our opinion, the consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for the year ended March 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Tully’s Coffee Corporation for the year ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Tully’s Coffee Corporation for any period subsequent to March 31, 2002.

See Note 2 for discussion of the Company’s recent and prospective liquidity issues.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

June 28, 2002

Tully’s Coffee Corporation

Consolidated Balance Sheets

	March 28, 2004	March 30, 2003
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,247	$993
Accounts receivable, net of allowance for doubtful accounts of $134 and $173 at 2004 and 2003, respectively	889	1,239
Inventories	2,170	2,417
Prepaid expenses and other current assets	664	668

Total current assets	4,970	5,317
Property and equipment, net	14,004	17,079
Goodwill, net	523	523
Other intangible assets, net	874	994
Other assets	573	678

Total assets	$20,944	$24,591

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,177	$2,389
Accrued liabilities	3,949	3,034
Current portion of long-term debt	912	377
Current portion of capital lease obligations	233	184
Deferred revenue	2,124	1,838

Total current liabilities	9,395	7,822
Long-term debt, net of current portion	2,167	3,106
Capital lease obligation, net of current portion	203	360
Deferred lease costs	1,406	1,507
Convertible promissory note, net of discount	2,931	2,816
Deferred revenue, net of current portion	10,296	12,169

Total liabilities	26,398	27,780

Commitments and contingencies (Notes 9 and 16)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding at 2004 and 2003; stated value of $2.50 per share and a liquidation preference of $38,446 at 2004 and 2003	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized at 2004 and 2003; 16,491,187 and 16,409,187 shares issued and outstanding at 2004 and 2003, respectively, with a liquidation preference of $37,105 (2004) and $36,921 (2003)	9,286	9,272
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 issued and outstanding at 2004 and 2003, stated value of $2.50 per share and a liquidation preference of $12,477 at 2004 and 2003	11,066	11,066
Deferred stock compensation	(74)	(161)
Additional paid-in capital	27,738	27,435
Accumulated deficit	(87,953)	(85,284)

Total stockholders’ deficit	(5,454)	(3,189)

Total liabilities and stockholders’ deficit	$20,944	$24,591

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands, except per share data)
Net sales
Sales of products	$47,441	$48,114	$49,500
Licenses, royalties, and fees	1,240	643	45
Recognition of deferred revenue	2,087	2,043	1,913

Net sales	50,768	50,800	51,458

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	22,153	23,666	25,905
Store operating expenses	16,923	17,213	17,390
Other operating expenses	2,014	1,903	1,581
Marketing, general and administrative costs	7,181	9,290	11,160
Depreciation and amortization	3,607	3,894	4,600
Evaluation of business integration opportunity	541	—	—
Impairment of long-lived assets	99	1,390	2,350
Store closure and lease termination costs	170	108	1,583

Total cost of goods sold and operating expenses	52,688	57,464	64,569

Operating loss	(1,920)	(6,664)	(13,111)

Other income (expense)
Interest expense	(537)	(648)	(812)
Interest income	4	21	124
Gain on sale of investments	—	14	2,887
Miscellaneous income (expense)	54	510	(18)
Loan guarantee fee expense	(227)	(94)	(216)

Total other income (expense)	(706)	(197)	1,965

Loss before income taxes and cumulative effect of change in accounting principle	(2,626)	(6,861)	(11,146)
Income tax expense	43	25	6

Loss before cumulative effect of change in accounting principle	(2,669)	(6,886)	(11,152)
Cumulative effect of change in accounting principle	—	(3,018)	—

Net loss	$(2,669)	$(9,904)	$(11,152)

Net loss per share—basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.42)	$(0.69)
Cumulative effect of change in accounting principle	—	$(0.18)	—
Net loss per share—basic and diluted	$(0.16)	$(0.60)	$(0.69)
Weighted average shares used in computing basic and diluted net loss per share	16,451	16,377	16,274

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Comprehensive Loss

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Net loss	$(2,669)	$(9,904)	$(11,152)
Other comprehensive income (loss):
Unrealized holding gain on short-term investments, arising in the period	—	124	2,777
Less: Reclassification adjustment for realized gain on short-term investments, included in net loss	—	(14)	(2,887)

	—	110	(110)

Total comprehensive loss	$(2,669)	$(9,794)	$(11,262)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

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

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

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

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount
Balance, March 30, 2003	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(85,284)	$(3,189)
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							230				230
Amortization of deferred stock compensation								87			87
Stock option expense							1				1
Exercise of common stock warrants					82,000	14					14
Net loss										(2,669)	(2,669)

Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	16,491,187	$9,286	$27,738	$(74)	$—	$(87,953)	$(5,454)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(2,669)	$(9,904)	$(11,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	3,018	—
Depreciation and amortization	3,607	3,894	4,600
Impairment of long-lived assets	99	1,390	2,350
Store closure costs charged to operations	170	108	1,583
Gain on sale of assets	(9)	—	—
Gain on sale of investments	—	(14)	(2,887)
Stock option expense	87	81	259
Provision for doubtful accounts	83	168	7
Stock issued in exchange for services	—	—	280
Loan guarantee fee expense	227	69	210
Non-cash interest expense	186	498	566
Recognition of deferred revenue	(2,087)	(2,043)	(1,913)
Changes in assets and liabilities:
Accounts receivable	267	(336)	(194)
Inventories	278	(159)	2,670
Prepaid expenses and other assets	108	(161)	(229)
Accounts payable	(212)	130	(3,136)
Accrued liabilities	752	(198)	(2,470)
Deferred lease costs	(100)	172	219
Deferred revenue cash received	500	—	16,200

Net cash provided by (used in) operating activities	1,287	(3,287)	6,963

Cash flows from investing activities
Proceeds from the sale of investments	—	1,829	3,025
Purchases of property and equipment	(320)	(1,186)	(3,024)
Proceeds from disposals of property and equipment	34	—	—
Additions to intangible assets	—	—	(12)

Net cash provided by (used in) investing activities	(286)	643	(11)

Cash flows from financing activities
Borrowings under credit lines	—	2,465	—
Payment of credit lines	(382)	(16)	(5,500)
Payments on notes payable and capital leases	(379)	(785)	(737)
Proceeds from notes payable	—	282	305
Payments on related party notes payable	—	—	(1,350)
Proceeds from related party notes payable	—	—	1,000
Proceeds from exercise of stock options and warrants	14	7	5
Repayments of (increases in) note receivable from stockholder	—	—	601

Net cash provided by (used in) financing activities	(747)	1,953	(5,676)

Net increase (decrease) in cash and cash equivalents	254	(691)	1,276
Cash and cash equivalents
Beginning of period	993	1,684	408

End of period	$1,247	$993	$1,684

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Cash paid during the period for interest	$206	$73	$246

Non-cash investing and financing activity
Accounts payable to purchase equipment	—	—	121
Issuance of warrants in payment of accrued liabilities	—	—	599
Available-for-sale securities received for deferred revenue	—	—	1,771
Capital leases for purchase of equipment	250	723	—
Deferred lease cost (tenant improvement allowance) converted to long-term debt	—	890	—

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements

1.    The Company and significant accounting policies

The Company and nature of operations

Tully’s Coffee Corporation was formed in 1992 for the purpose of developing and operating retail specialty coffee stores that feature high quality, premium roasted whole bean coffees developed and roasted by the Company. In these consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation. Our stores sell high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that features our coffees and our premium softened ice cream. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment. As of March 28, 2004, our Retail division operated 94 retail stores located principally in the Seattle, San Francisco, Portland (Oregon) and Los Angeles metropolitan areas.

Our Wholesale division sells Tully’s premium roasted whole bean coffees and related supplies and accessories to domestic customers in the food service, supermarket, restaurant, office coffee service and institutional channels.

During Fiscal 2004, Tully’s commenced development of new business opportunities related to the licensing or franchising of Tully’s stores within the domestic U.S. markets and related to other business ventures extending the Tully’s brand into complementary products. Tully’s has renamed its former International division as the “Specialty division.” The Specialty Division includes these U.S. franchising and licensing activities (exclusive of any product sales to these customers, which are included in the Wholesale division) and also the international business activities of the former International division. For purposes of these consolidated financial statements, the terms “franchise” and “license” are used interchangeably.

The Specialty division has licensed third parties to operate Tully’s-branded stores and to sell Tully’s-branded coffee and other products in Asia (See Note 13). We have a license and supply agreement with FOODX Globe Co., Ltd. (“FOODX”) formerly known as Tully’s Coffee Japan (“TCJ”), which, as of May 31, 2004, operated 89 Tully’s retail stores in Japan and had franchised an additional 104 stores that operate under the Tully’s brand in Japan. Ueshima Coffee Company (“UCC”) is licensed to use the Tully’s brand throughout Asia other than Japan, and operates one Tully’s-branded store (in Seoul, South Korea). No U.S. franchised stores were operating in Fiscal 2004, but two U.S. franchised stores were operating as of June 15, 2004.

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending April 3, 2005 will include 53 weeks (“Fiscal 2005”).

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spinelli Coffee Company. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in companies and joint ventures representing ownership interests of less than 20%, and for which we do not exercise significant influence, are carried at cost.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

We consider all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Tully’s provides products to approved customers on an open account basis. We generally do not require collateral on trade receivables. Tully’s reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on the risk of specific customers. Historically, credit related losses on trade receivables have not been significant.

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution facility and our authorized vendors. We purchase our green coffee beans primarily from three vendors and are not significantly dependent on any single source of supply.

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

Goodwill and other intangible assets

Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the life of the lease, including options to renew. Other intangible assets are amortized on the straight-line method over 5 to 15 years. Effective April 1, 2002, Tully’s ceased amortization of goodwill as described in Note 7.

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

As part of our review, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Tully’s has identified this

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

lowest level to be principally individual stores. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.

Lease termination costs

Periodically, Tully’s will determine that certain leases will be terminated and the location will be closed. At such determination, we accrue for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments, lease termination fees, and sub-lease recoveries.

Segment reporting

Tully’s is organized into three principal business units. We complement our Retail division’s operations with additional channels for distribution of our branded products, which we manage as separate business segments: (1) our Specialty division, which sells Tully’s coffee and related products and supplies to our foreign licensees and manages the relationships with these licensees, and is responsible for the franchising and licensing of Tully’s stores in the U.S. and for developing business opportunities for complementary Tully’s-branded products and (2) our Wholesale division, which sells Tully’s coffee and related products and supplies to domestic resellers in the supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for our mail order and Internet sales activities.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and Specialty divisions are generally recognized upon shipment of the products. Allowances to Wholesale division customers for retail display or distribution positions (such as “slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other discounts and allowances are recognized in the period earned by the customer.

Revenues from advance territorial license fees and from international roasting agreements are recognized on the straight-line basis over the expected life of the agreements (ranging from eight to fifteen years). Royalty revenues for international licensees are recognized in accordance with the license agreements based upon sales at specific licensee store locations. Coffee roasting fees are recognized when the licensee that is subject to the fee purchases coffee. Initial franchise fees for new stores franchised by Tully’s are recognized when Tully’s has completed the services required to earn the fee and make it non-refundable, which is generally upon opening of the store. Royalty revenues for stores franchised by Tully’s are recognized in accordance with the franchise agreements based upon sales at the franchised store locations.

Concentrations of credit risk

We sell to various individuals and organizations while extending credit to customers and are therefore subject to credit risk. Accounts receivable at March 28, 2004, and March 30, 2003 include amounts due from FOODX, which represented 11% and 8% of the respective totals.

Tully’s maintains its cash and investment balances with what we believe to be high credit quality financial institutions.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Store pre-opening costs

Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and (including costs reported in store operating expenses, other operating expenses and marketing, general and administrative costs) totaled $1,322,000, $2,468,000, and $2,273,000 during Fiscal 2004, 2003, and 2002, respectively. Included in advertising and marketing are baseball park and other sponsorship fees totaling approximately $477,000, $1,187,000, and $1,392,000, during Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

Rent expense

Tully’s operates in leased buildings. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such “stepped” rent expense is recorded on a straight-line basis over the respective terms of the leases. Certain leases require contingent rent based on gross sales and such rent expense is recognized as incurred.

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

Tully’s has recorded a valuation allowance against net deferred tax assets as we could not conclude that it was more likely than not that the tax benefits from temporary differences and net operating loss carryforwards would be realized. In subsequent periods, we may reduce the valuation allowance, provided that the possibility of utilization of the deferred tax assets is more likely than not.

Fair value of financial instruments

The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. We believe the carrying amounts of our notes payable, line of credit and long-term debt approximate fair value because the interest rates are subject to change with, or approximate, market interest rates.

Stock-based compensation

Tully’s adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Tully’s continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands, except per share data)
Stock-based employee compensation cost
As reported	$87	$81	$259
Pro forma	$137	$162	$390
Net loss-as reported	$(2,669)	$(9,904)	$(11,152)
Net loss-pro forma	$(2,719)	$(9,823)	$(11,283)
Basic and diluted loss per common share
As reported	$(0.16)	$(0.60)	$(0.69)
Pro forma	$(0.17)	$(0.60)	$(0.69)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2004, Fiscal 2003, and Fiscal 2002:

Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
Risk free interest rate	2.13% to 4.22%	3.61% to 5.09%	4.57% to 5.39%
Expected lives	3-7 years	3-10 years	3-10 years
Expected volatility	75%	80%	80%

Net loss per share

Basic loss per share is calculated as net loss applicable to the common shareholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, including options, warrants, convertible preferred stock and convertible debt computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if the effect of including the common stock equivalent shares is antidilutive. Tully’s had a net loss for all periods presented herein; therefore none of the options, warrants, convertible preferred stock or convertible debt outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments were convertible into a total of 36,538,511, 33,360,408, and 31,874,014, shares of common stock and were excluded from the calculations of diluted loss per share for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

New accounting standards

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), was issued by the FASB in June 2001. The statement changes the accounting for goodwill from

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

an amortization method to an impairment only approach, and Tully’s was required to adopt it for Fiscal 2003. Prior to the adoption of SFAS 142, Tully’s amortized goodwill using the straight-line method over the estimated life of fifteen years. Upon adoption of SFAS 142, we ceased amortization of goodwill, thereby eliminating approximately $51,000 and $235,000 in amortization expense for Fiscal Years 2004, and 2003, respectively.

SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During Fiscal 2003, Tully’s completed an impairment evaluation of its goodwill as of the beginning of Fiscal 2003 (April 1, 2002), and determined that a non-cash impairment charge of $3,018,000 should be recorded. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (See Note 7).

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and operation of a long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, although early application is permitted. We adopted SFAS 143 in Fiscal 2004.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses, while also resolving implementation issues associated with SFAS 121. We adopted the provisions of SFAS 144 effective April 1, 2002 (see Note 8).

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections “ (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. We adopted SFAS 145 in Fiscal 2004.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The standard requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. We adopted the provisions for SFAS 146 during Fiscal 2003.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148”), which amends Statement No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value method of accounting prescribed by APB 25, to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years beginning after December 15, 2002. We believe that the adoption of SFAS 148 (which is voluntary) would not have a material impact on our financial position or the results of our operations, and we account for stock-based employee compensation as provided by APB 25.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for certain contracts entered into or modified after June 30, 2003, and for certain hedging relationships designated after June 30, 2003. We adopted SFAS 149 in Fiscal 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS No. 150”). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and must be applied to the Company’s existing financial instruments effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. We adopted SFAS 150 in Fiscal 2004.

2.    Liquidity

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base, reflecting management’s view that Tully’s has sufficiently developed our brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. During the Fiscal 2004, our operating cash flow was sufficient to cover our operating expenses ($1,287,000 cash was provided by operations for Fiscal 2004 compared to $3,287,000 cash used by operations for Fiscal 2003). Our Fiscal 2005 business plan reflects increased emphasis on growth of the business, while continuing to prioritize improvements in overall corporate operating performance and the conservative use of capital.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005 (see Note 11 and Note 12), which has reduced the required principal payments under those debt instruments during Fiscal 2005. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan, and the cash and cash equivalents of $1,247,000 at March 28, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves.

In Fiscal 2005 we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

results should differ unfavorably from the Fiscal 2005 business plan, it could become necessary for us to seek additional capital during Fiscal 2005. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (see Note 18) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering.

If the pricing or terms for the new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

As of March 28, 2004 we had cash of $1,247,000, and a working capital deficit of $4,425,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that our investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

Cash requirements for Fiscal 2005, other than normal operating expenses and the commitments described in the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, new stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2005, and our assessment during Fiscal 2005 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006.

At March 28, 2004 we had total liabilities of $26,398,000 and total assets of $20,944,000, so that a deficit of $5,454,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at March 28, 2004 include deferred revenue in the aggregate amount of $12,420,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($12,420,000 at March 28, 2004) for less than $2,000,000 of future cash expenditures.

3.    Allowance for doubtful accounts

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Balance, beginning of the year	$173	$349	$652
Additions charged to costs and expenses	94	168	7
Write-offs and other deductions	(133)	(344)	(310)

Balance, end of the year	$134	$173	$349

4.    Inventories

Inventories consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Coffee
Unroasted	$678	$1,057
Roasted	682	454
Other goods held for sale	467	478
Packaging and other supplies	343	428

Total	$2,170	$2,417

5.    Other assets

Other assets consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Security deposits	$270	$315
Prepaid licensing expenses	298	352
Other	5	11

Total	$573	$678

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

6.    Property and equipment

Property and equipment consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Machinery and equipment	$10,384	$10,426
Leasehold improvements	13,691	13,798
Furniture and fixtures	3,083	3,609
Software	295	905

	27,453	28,738
Less: Accumulated depreciation and amortization	(13,449)	(11,659)

Total	$14,004	$17,079

7.    Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Goodwill	$523	$523

Other intangible assets:
Leasehold interests	384	278
Lease commissions	214	214
Trademark and logo design costs	405	407
Covenants not to compete	261	346
Other	—	23

	1,264	1,268
Less accumulated amortization	(390)	(274)

Total other intangible assets	$874	$994

During Fiscal 2003, we adopted the full provisions of SFAS 142. SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During Fiscal 2003, Tully’s performed an evaluation of its goodwill, and determined that an impairment of $3,018,000 should be recorded as of the beginning of Fiscal 2003 (April 1, 2002) related to our Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003. The change in carrying amount of goodwill as of April 1, 2002 is as follows (in thousands):

Balance as of March 31, 2002	$3,572
Transition impairment adjustment recorded as the cumulative effect of a change in accounting principle as of April 1, 2002	(3,018)

Balance as of April 1, 2002	$554

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	2004	2003	2002
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(2,669)	$(9,904)	$(11,152)
Add back cumulative effect of change in accounting principle		3,018	—
Add back goodwill amortization	—	—	252

Adjusted net loss	$(2,669)	$(6,886)	$(10,900)

Basic and diluted loss per share:
Reported loss per share	$(0.16)	$(0.60)	$(0.69)
Add back
Cumulative effect of change in accounting principle	$—	$0.18	—
Goodwill amortization	—	—	0.02

Adjusted basic and diluted loss per share	$(0.16)	$(0.42)	$(0.67)

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and impairment of $31,000 was recorded for Fiscal 2003, while no impairment was identified for Fiscal 2004.

The total amortization expense of other intangible assets was $119,000, $108,000 and $116,000 in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be approximately $100,000 per year.

8.    Impairment of long-lived assets

During the fourth quarter of Fiscal 2004, Tully’s recognized a non-cash impairment loss of $99,000 in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. The review was performed in connection with the development and implementation of the Fiscal 2005 Business Plan. An impairment was identified based on this review. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of Fiscal 2003, Tully’s recognized a non-cash impairment loss of $1,390,000 in accordance with the provisions of SFAS 144 and SFAS 142. Of the total impairment loss, $31,000 represents impairment of goodwill (See Note 7) and $1,359,000 relates to impairment of leasehold improvements and equipment. During Fiscal 2002, Tully’s recognized a non-cash impairment loss of $2,350,000. Of the total impairment loss, $49,000 represented impairment of goodwill and other assets, and $2,301,000 related to impairment of leasehold improvements and equipment. The Fiscal 2002 review was performed in recognition of the effects of continued economic weakness, the impact from the tragedies of September 11, 2001, capital constraints and changes in our strategy.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

9.    Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$12,973	$11,713
Stock options	1,919	1,888
Deferred revenue	4,219	4,962
Property and equipment	2,429	2,233
Asset impairment, store closures and lease termination costs	1,893	1,919
Deferred lease costs	818	853
Allowance for doubtful accounts	48	61
Accrued vacation	256	157
Other	58	58

Total deferred tax assets	24,613	23,844

Deferred tax liabilities—None
Less: Valuation allowance	(24,613)	(23,844)

Net deferred tax asset	$—	$—

At March 28, 2004, we had tax net operating loss carryforwards of approximately $34,000,000 that expire between 2013 and 2023.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

A reconciliation of the statutory federal income tax rate to Tully’s effective income tax rate is as follows:

	2004	2003	2002
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	(1.6)%	(1.6)%
Change in tax rate	—	—	—
Other	0.7%	0.3%	1.9%
Valuation allowance	34.9%	35.3%	33.7%

	—%	—%	—%

In April 2004, we were advised by FOODX that the Japanese tax authorities are conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We have not been provided sufficient information to evaluate the position of the Japanese tax authorities, or to evaluate the validity of the FOODX claim for indemnification. We believe that the withholding tax treatment by

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter.

Because of our net operating losses, no tax expense or benefit has been allocated to other comprehensive income.

10.    Accrued liabilities

Accrued liabilities consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Employee wages and taxes	$1,253	$1,205
Professional fees and services	529	253
Accrued lease termination and store closure costs	281	245
Accrued real estate and property taxes	335	347
Other	1,551	984

Total	$3,949	$3,034

11.    Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with Kent Central LLC (“KCL”) that is secured by substantially all of our assets (the “KCL Credit Line”). Until July 2003, KCL was also lessor of the building that houses Tully’s headquarters, roasting plant and distribution facility (See Note 16). The parties agreed to amend this lease in connection with the establishment of the KCL Credit Line. When we first occupied these premises in Fiscal 2001, KCL (as lessor) funded $1,000,000 of tenant improvements to the premises, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 we recorded this $1,000,000 amount as a deferred lease cost liability, and (prior to the establishment of the KCL Credit Line) were amortizing this liability as rent was paid. Under the provisions of the KCL Credit Line and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the KCL Credit Line and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.

Certain of our directors and shareholders (the “Guarantors”) have, in the aggregate, guaranteed $2,000,000 of the borrowings under the KCL Credit Line. Borrowings under the KCL Credit Line bear interest at prime less  1/2%, and a 3% loan fee is paid annually. The KCL Credit Line was in the initial amount of $2,000,000 in addition to the $890,037 unamortized tenant improvement allowance. The terms of the KCL Credit Line and a related agreement among Tully’s and the Guarantors include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the Guarantors. We have agreed to indemnify the Guarantors in connection with the guaranties and have granted each of them a security interest in substantially all of our assets (subordinated to the security interest of KCL).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In consideration for providing the guaranties, Tully’s is required to issue warrants to the Guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month. Thus, if our borrowings from KCL are $2,000,000 or more during each month of a year, we would issue warrants exercisable for an aggregate of 740,640 shares of common stock for the year. Tully’s is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants. Through June 15, 2004, we had granted warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued April 2004 for the Fiscal Quarter Ended March 28, 2004	111,096	74,064	185,160

Total Warrants Issued	629,544	397,874	1,027,418

On March 3, 2003, KCL and Tully’s amended the promissory note for the KCL Credit Line, providing an additional borrowing facility for Tully’s (the “Second KCL Line”). Borrowings under the Second KCL Line are secured by substantially all of our and bear interest at prime plus 4%, and a 1.5% loan fee was paid on the maximum amount available under the line. Prior to the June 2004 Amendment described below, the borrowings under the Second KCL Line were limited to the lesser of $1,000,000 or 100% of eligible accounts receivable. KCL and the Guarantors agreed that KCL’s security interest under the Second KCL is senior to the security interests of the Guarantors under their guaranties of the KCL Credit Line. On June 26, 2003, the Company and KCL amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines, and to establish a payment schedule for the KCL Credit Line. At March 28, 2004 the annual interest rate (exclusive of the loan fees) for the KCL Credit Line was 3.5% and for the Second KCL Line was 8.0%.

On June 24, 2004, Tully’s, and KCL amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines (the “KCL Third Amendment”). Tully’s is required to make monthly payments of principal for the KCL Credit Line in the amount of $70,000, in addition to any payments required as the result of asset sales or new equity capital (these principal payments also reduce the maximum amount which may be borrowed under the KCL Credit Line). Under the KCL Third Amendment, no loan fees are payable during the remainder of the term, and the interest rate for both the KCL Credit Line and the Second KCL line will be 12% per year commencing October 1, 2004. Effective June 24, 2004, maximum borrowings under the Second KCL line may not exceed $750,000. On August 1, 2005, Tully’s is required to repay the remaining obligations under the KCL Credit Line and the Second KCL Line. The Guarantors consented to the modification of the KCL facilities in the KCL Third Amendment, and agreed to extend their Guarantees to both the KCL Credit Line and the Second KCL Line (subject to a maximum aggregate guaranty of $2,000,000). The outstanding debt under the KCL credit facilities at March 28, 2004 has been classified to reflect the scheduled maturities after giving effect to the KCL Third Amendment.

During Fiscal 2001 we borrowed from a bank under a bank loan agreement. As of April 1, 2001, Tully’s was indebted to the bank for $5,500,000, and on October 1, 2001 we fully repaid the outstanding borrowings under the bank loan agreement and terminated the bank loan agreement. The borrowings were collateralized by substantially all of the our assets and were guaranteed by two Tully’s directors. As compensation for the guarantee, the two directors were issued stock options (See Note 17).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Obligations under the KCL credit facilities, and other long-term debt consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,577	$2,874
Borrowings under the Second KCL Line	380	465
Note payable for purchase of insurance (as of March 28, 2004, payable in monthly installments of approximately $39,000 including interest at 5.85%, through June 2004), collateralized by unearned or return insurance premiums, accrued dividends and loss payments	117	119
Other	5	25

	3,079	3,483
Less: Current portion	(912)	(377)

Total	$2,167	$3,106

Future principal payments on the KCL credit facilities (giving effect to the KCL Third Amendment) and other long-term debt are as follows (dollars in thousands):

Fiscal year
2005	$912
2006	2,167

Total	$3,079

12.    Convertible promissory note

In December 2000, Tully’s issued a convertible note in the principal amount of $3,000,000 to an affiliate of a then-director of the Company. At any time prior to the earlier of January 2, 2005 or repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock.

On January 1, 2001, Tully’s issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The fair value of the notes was determined to be $2,544,000 and the warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $456,000, using the Black Scholes valuation model.

Upon issuance, the note was immediately convertible into Series A Preferred Stock at the note holder’s option and was therefore deemed to have a beneficial conversion feature in the amount of $456,000. The beneficial conversion feature is analogous to interest and will be allocated to interest expense over the life of the note. The unamortized portion of the beneficial conversion feature was $69,000 at March 28, 2004 and $184,000 at March 30, 2003 and is recorded as a discount to the debt.

Since the issuance of the note, Tully’s has recorded additional non-cash interest expense in recognition of the additional warrants issued in lieu of cash interest payments. For each $100,000 of debt outstanding on each January 1st, we have been required to issue warrants to purchase 8,000 shares of common stock to the note holder. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

thereof. As of January 1 in each of 2002, 2003 and 2004, Tully’s issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. These amounts have been recorded as a deferred charge and then are amortized to interest expense over the applicable year. The warrants issued on both January 1, 2004 and January 1, 2003 were determined to have a fair value of approximately $72,000 using the Black Scholes valuation model. Due to the amortization of the beneficial conversion feature and the issuance of the warrants, we recorded a non-cash charge to interest expense of $186,000 in Fiscal 2004, $498,000 in Fiscal 2003 and $566,000 in Fiscal 2002.

In June 2004, Tully’s and the note holder agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note.

13.    International Licenses and Deferred Revenue

In April 2001, Tully’s granted UCC an exclusive, perpetual license to use Tully’s business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan, and received a $12,000,000 license fee. We have accounted for this payment as deferred revenue and are amortizing this amount into income on a straight-line basis over the remaining term of the prepaid royalties under the agreement. Commencing in April 2009, UCC is required to pay us a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia (other than Japan). Under this agreement, Tully’s has granted UCC a security interest in certain of our intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the licensed territories. The $12,000,000 license fee payment was the net payment after applicable Japanese tax withholdings of approximately $1.2 million paid by UCC to the taxing authority, which amount is subject to refund by Tully’s to UCC in the event the we receive a tax credit for such taxes.

Tully’s has license and supply agreements with FOODX. During August 2002, TCJ changed its name to FOODX as part of a strategy to operate multiple restaurant strategies, including Tully’s Coffee stores in Japan. Under the license agreement, as amended in Fiscal 2002, FOODX has the right to use the Tully’s trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. FOODX is required to pay licensing fees to us based upon franchised store revenues. The supply agreement, as amended during Fiscal 2002, allows FOODX to roast Tully’s coffee in Japan and to purchase other supplies and materials from sources other than Tully’s, subject to quality and pricing requirements. FOODX is required to pay a fee to Tully’s based upon the purchases of coffee roasted in Japan. FOODX commenced coffee roasting in Japan during Fiscal 2003.

In consideration for license rights and in connection with the formation of FOODX, we received 824 shares of FOODX stock. On October 1, 2001, Tully’s received $4,200,000 in cash and 300 additional shares of FOODX common stock (valued at $1,771,000 on that date) in connection with the amendment of our supply agreement with FOODX. We accounted for the October 1, 2001 payment as deferred revenue and are amortizing this amount into income on a straight-line basis over fifteen years, the estimated life of the agreement.

On August 31, 2003, Tully’s and FOODX amended the license agreement among the parties. The amendment provided our consent in connection with a proposed tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, we will receive a royalty upon RTD

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

product sales of FOODX. We received a fee of $500,000 from FOODX in connection with the amendment. We recorded the fee as deferred income and are amortizing the fee over the fourteen month period from the execution of the amendment through October 2004.

Deferred revenue is summarized as follows:

	Years Ended
	March 28, 2004	March 30, 2003
	(dollars in thousands)
License amendment fee payment from FOODX	$500	$—
Less: Deferred revenue recognized in net sales	(2,087)	(2,043)
Other, net	—	(7)

Net decrease in deferred revenue for the year	(1,587)	(2,050)

Deferred revenue
Beginning of year	14,007	16,057

End of year	12,420	14,007
Less: Current portion	(2,124)	(1,838)

Non-current portion of deferred revenue	$10,296	$12,169

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we have ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $541,000 in Fiscal 2004. Approximately $60,000 of additional costs were incurred in the first two months of Fiscal 2005.

In Fiscal 2003, we assigned our intellectual property rights outside of the United States relating to the Spinelli brand, including the trademarks and related goodwill, to Spinelli Pte. Ltd. (“SPL”). Under the agreement, SPL paid $500,000 to Tully’s. We retain certain rights with respect to the use of the Spinelli brand and related intellectual property in the United States and Japan. The $500,000 purchase price, less approximately $40,000 of costs, was reported as “other- miscellaneous income” in Fiscal 2003.

14.    Related-party transactions

In connection with the KCL Credit Line, warrants to purchase shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2003 and Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 11).

Prior to its repayment (See Note 11), our bank borrowings were guaranteed by our Chairman and another director in consideration for a combined guarantee fee, paid in stock options with an estimated value equal to one percent (1.0%) per month on the line’s monthly average balance. In Fiscal 2002, Tully’s issued options to purchase an aggregate of 105,112 shares of common stock with an estimated fair market value of $210,000 to the guarantors.

A person who served as a director of Tully’s from 1994 until December 2002 was at the time of counsel with a law firm that provides legal services to us. During Fiscal 2003 and Fiscal 2002, respectively, we incurred

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

fees and costs of $196,000 (of which approximately $108,000 was payable at March 30, 2003) and $317,000 (of which approximately $116,000 was payable at March 31, 2002) for services by the law firm.

15.    Store closure and lease termination costs

Store closure and lease termination costs are summarized as follows (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Store closure costs, including losses from disposal of property and equipment	$170	$12	$524
Lease termination costs	—	96	1,059

Total	$170	$108	$1,583

During Fiscal 2004, we closed seven stores that did not meet our financial criteria. These seven stores represented approximately 1.5% of our Fiscal 2004 sales. We closed a total of five stores during Fiscal 2003, including one seasonal store. These five stores represented approximately 0.8% of our Fiscal 2003 net sales. During Fiscal 2002, we determined to close twelve stores that did not meet management’s financial requirements, and a $524,000 charge was recorded against operations during Fiscal 2002 for store closure costs and loss on disposal of property and equipment, plus a charge of $250,000 for termination of the related leases. Ten of these stores closed in Fiscal 2002 and two closed in Fiscal 2003. In Fiscal 2001 we identified four stores for closure and recognized a charge of $1,194,000 related to the closure of these stores. Two of these four stores closed during Fiscal 2001 and the remaining two closed in Fiscal 2002. Stores closed in Fiscal 2002 represented 2.0% of Fiscal 2002 net sales.

We also had unopened retail store locations for which leases had been signed, but the stores had not yet been built. We recognized $809,000 of costs for termination of these leases in Fiscal 2002. One of these locations was later reevaluated and opened as a new store in the fourth quarter of Fiscal 2003. As of March 28, 2004, the remainder of these leases had been terminated or subleased.

16.    Commitments and contingencies

Lease commitments

We lease all of our retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $5,800,000, $6,300,000, and $6,600,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Contingent rental expense was approximately $147,000, $141,000, and $167,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively and is recognized as incurred. Our Chairman has guaranteed performance under one of our leases.

In connection with certain leases, lessors have granted tenant improvement allowances to Tully’s. These amounts, included in liabilities under the caption “deferred lease costs,” are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the “stepped rent” excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of our leases.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

We lease the building in Seattle, Washington, that houses our headquarters, roasting plant and distribution facilities (the “Airport Way Property”) pursuant to a ten-year lease (expiring May 2010) and subject to two five-year options to renew. In July 2003, the original lessor sold the Airport Way Property to Rainier Commons LLC (“Rainier”) and Rainier thereby became lessor to Tully’s. In Fiscal 2004, Rainier and Tully’s amended the lease to (1) eliminate the lessor’s option to terminate the lease on 150 days notice, (2) reduce the portion of the property leased to Tully’s to approximately 80,000 square feet of building (the portion of the Airport Way Property that was used by Tully’s) and make available to Rainier the remainder of the Airport Way Property, and (3) reduce the rent and occupancy costs paid by us.

We have subleased some of our leased premises to third parties under subleases with varying terms through 2008. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2005	$384
2006	393
2007	359
2008	338
2009	290
Thereafter	202

Total	$1,966

Minimum future rental payments under noncancellable operating leases as of March 28, 2004 are summarized as follows:

Fiscal year
(dollars in thousands)
2005	$5,035
2006	4,753
2007	4,283
2008	3,707
2009	3,277
Thereafter	3,621

Total	$24,676

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of March 28, 2004 are summarized as follows:

Fiscal year
(dollars in thousands)
2005	$333
2006	119
2007	63
2008	19
2009	2
Thereafter	—

Total minimum lease payment	536
Less: Amount representing future interest	(100)

Present value of net minimum lease payments under capital leases	$436

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of March 28, 2004, we had approximately $3,600,000 in fixed-price purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment agreement with our Chief Executive Officer, and the employment letters for other members of Tully’s management, Tully’s has agreed to pay severance compensation to our CEO and these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2004, the aggregate contingent obligation for severance to these individuals was $648,000. In April 2004 Tully’s accepted the resignation of our CEO, and is required to pay him severance compensation of $424,000 in varying installments over a twenty-four month period starting in July 2004.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in California State Court by two former store managers alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys’ fees and costs. The plaintiffs also seek class action certification of their lawsuit. We are investigating and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation.

In April 2004, we were advised by FOODX that the Japanese tax authorities are conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s (see Note 9). We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at March 28, 2004.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

17.    Stock options

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”) whereby we may issue incentive or nonqualified stock options to our employees and directors. Stock options are granted solely at the discretion of our Board of Directors and are issued at a price determined by our Board of Directors. The term of each option granted is for such period as determined by our Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our Board of Directors. The 1994 Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of Tully’s. In August 1999 our stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock Purchase Plan (See Note 19) at 4,200,000, and in June 2003, our Board of Directors further amended the 1994 Plan. The 1994 Plan will terminate in October 2004 unless extended by our shareholders (this will not terminate outstanding options).

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, our chairman and founder has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). During Fiscal 2002, our founder granted options to purchase 9,800 shares of common stock at an exercise price of $0.01 per share. There were no options granted under the Founder’s Plan in Fiscal 2003 or Fiscal 2004. Options outstanding under the Founder’s Plan at March 28, 2004 were 1,692,467. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. Although Tully’s did not grant the options, generally accepted accounting principles require that we record an expense related to these grants. Accordingly, in Fiscal 2002 we recorded an increase to additional paid-in capital and a non-cash charge to compensation expense of $20,000.

All Plans

Under the intrinsic value method of accounting, compensation cost is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount the employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis over the vesting period of the individual options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $.32 per share for options granted in the first two quarters of Fiscal 2003, $.31 per share for options granted in the last two quarters of Fiscal 2003 and was $0.30 per share for options granted in Fiscal 2004. We have adopted the disclosure-only provisions SFAS No. 123 for options granted to employees (see Note 1 for the disclosure of compensation expense as if determined under the provisions of SFAS No. 123).

Non-cash stock option compensation expense under these two plans (including employees and directors and also third parties under the Founder’s Plan) totaled $87,000, $81,000, and $259,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Additionally, in consideration for a guarantee on its bank loan agreement, we issued stock options under the 1994 Plan to the guarantors until the bank debt was repaid in Fiscal 2002 (See Note 11).

Stock option activity under both plans for Fiscal 2004, Fiscal 2003 and Fiscal 2002 is summarized as follows:

	Number of options	Weighted- average exercise price
Balance, April 1, 2001	4,096,256	$0.37
Granted	184,662	0.01
Forfeited	(306,810)	1.34
Exercised	(27,726)	0.01

Balance, March 31, 2002	3,946,382	0.28
Granted	1,448,300	1.08
Forfeited	(59,908)	0.51
Exercised	(80,424)	0.01

Balance, March 30, 2003	5,254,350	0.49
Granted	553,900	0.37
Forfeited	(145,664)	0.64
Exercised	—	—

Balance, March 28, 2004	5,662,586	$0.47

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

At March 28, 2004, options for 3,970,119 shares were outstanding under the 1994 Plan and options for 104,215 shares had been exercised under the 1994 Plan (leaving 125,666 shares available for grant under the 1994 Plan and the Employee Stock Purchase Plan). As of March 28, 2004, March 30, 2003, and March 31, 2002 options for 3,970,119, 3,787,015, and 3,839,186 shares, respectively, were exercisable under both the 1994 Plan and the Founder’s Plan. Outstanding stock options are summarized as follows:

	March 28, 2004	March 30, 2003	March 31, 2002
Issued under the 1994 Plan
Employees and Directors	2,817,884	2,409,648	1,089,830
Directors, for Loan Guarantees	1,152,235	1,152,235	1,152,235

Total Outstanding under 1994 Plan	3,970,119	3,561,883	2,242,065
Outstanding under the Founder’s Plan	1,692,467	1,692,467	1,704,317

Total Outstanding Stock Options	5,662,586	5,254,350	3,946,382

The following table summarizes information about options granted during each fiscal year under both the 1994 Plan and the Founders Plan:

	Fiscal 2004		Fiscal 2003		Fiscal 2002
	Shares	Weighted- average fair value	Shares	Shares	Weighted- average fair value	Shares
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	—	—	717,500	$0.32	184,662	$1.99
Weighted-average fair value of options granted during the year whose exercise price was greater than or equal to the fair value of the stock on the date of grant	553,900	$0.37	730,800	$0.32	—	—

Total	553,900		1,448,300		184,662

The following table summarizes information about fixed-price options outstanding at March 28, 2004 under the 1994 Plan (it excludes options exercisable under the Founder’s Plan, which will not effect the outstanding shares, or provide cash proceeds to Tully’s, if exercised):

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life	Number exercisable	Weighted-average exercise price
			(years)
$0.01	2,194,979	$0.01	6.36	1,794,978	$0.01
0.30	54,000	0.30	10.0	54,000	0.30
0.31	465,600	0.31	9.42	—	0.31
0.33	13,593	0.33	5.77	13,593	0.33
1.50	93,712	1.50	4.05	93,712	1.50
1.75	91,520	1.75	4.08	91,520	1.75
1.78	645,000	1.78	7.08	351,666	1.78
2.25	119,882	2.25	4.97	119,882	2.25
2.50	291,833	2.50	8.08	121,666	2.50

Total	3,970,119			2,641,017

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

18.    Stockholders’ equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million, at a per share price of $5.00 or more (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. As a result, at March 28, 2004, each outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into 1.11 of our shares of common stock.

Holders of Series A Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment and as a result, at March 28, 2004, each share of Series A Preferred Stock was entitled to cast 1.11 votes on all matters submitted to a vote of our shareholders. Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

In the event of any liquidation or winding up of Tully’s, each share of Series A Preferred Stock is entitled to receive, prior and in preference to all other payments to the holders of Series B Preferred Stock and the shares of common stock, an amount equal to $2.50, plus any and all declared but unpaid dividends with respect to such share of Series A Preferred Stock (the “Series A Liquidation Preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference (described below), and the Series B Liquidation Preference (described below), and subject to the rights of any additional preferred stock that may in the future be designated and issued by Tully’s, our remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

Holders of Series A Preferred Stock have certain rights to require us to register the shares of common stock issued upon conversion of the Series A Preferred Stock. These rights generally allow persons holding the underlying shares of common stock to require Tully’s to use its best efforts to register the shares for resale under the Securities Act of 1933, as amended, and under such state securities laws as may be necessary. These rights include the right to demand that we file a registration statement for the underlying shares of common stock at the shareholders’ option no more than one time following our initial public offering, if any, and thereafter, unlimited rights once Tully’s is eligible to use Form S-3.

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Convertible Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required and each Series B Convertible Preferred share could be converted at the option of the shareholder into one share of common stock as of March 28, 2004.

Holders of Series B Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Each share of Series B Preferred Stock also is entitled to cast one vote for

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

each share of common stock into which such share is then convertible on all matters submitted to a vote of the shareholders of Tully’s.

In the event of any liquidation or winding up of Tully’s, each share of Series B Preferred Stock is entitled to receive, after full satisfaction of the Series A Liquidation Preference and the common stock liquidation preference (described below), and prior and in preference to all other payments to the holders of shares of common stock, an amount equal to $2.50, plus any and all declared but unpaid dividends with respect to such share of Series B Preferred Stock (the “Series B Liquidation Preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference and the Series B Liquidation Preference, and subject to the rights of any additional series or classes of preferred stock that may in the future be designated and issued by Tully’s, the remaining assets of Tully’s available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock on an as-converted basis.

Common stock and Warrants

In the event of any liquidation or winding up of Tully’s, after distribution of the full Series A Liquidation Preference, each common share is entitled to receive an amount per share equal to $2.25, plus any and all declared but unpaid dividends with respect to such share of shares of common stock (the “common stock liquidation preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference and the Series B Liquidation Preference (described above), and subject to the rights of any additional preferred stock that may in the future be designated and issued by us, our remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

Warrants to purchase an aggregate of 737,334 shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 11). Warrants to purchase an aggregate of 240,000 shares of common stock were issued in lieu of cash interest payments to the holder of the convertible note in each of Fiscal 2004, 2003 and 2002 (See Note 12).

During Fiscal 2004, warrants to purchase 82,000 shares of common stock were exercised at prices between $0.01 and $0.33 per share. During Fiscal 2003, warrants to purchase 20,000 shares of common stock were exercised at $0.33 per share, and during Fiscal 2002, warrants to purchase 7,500 shares of common stock were exercised at $0.33 per share.

At March 28, 2004, we had warrants outstanding to purchase shares of our common stock as follows:.

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,576,098	6,576,098	$0.33
Issued to guarantors of credit facilities (see Note 11)	842,258	104,924	$0.05
Issued to holder of the convertible note (see Note 12)	960,000	960,000	$0.01
Other	851,454	851,454	$0.01 - $0.33

Totals	9,229,810	8,492,476

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Prior to October 1999, holders of Tully’s capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. During this time, we engaged in various offerings without providing shareholders the opportunity to exercise their preemptive rights.

On May 12, 2004, we filed a registration statement with the SEC relating to a proposed offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock), through the distribution of subscription rights to eligible shareholders and former shareholders. Upon the effectiveness of the registration statement, eligible shareholders and former shareholders of Tully’s will receive rights to purchase these securities at the prices at which they were issued by Tully’s between 1994 and 1999, in an attempt to satisfy any potential claims those persons may assert. Shareholders of record at the record date will receive over-subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The provisions of the offering may be revised in an amendment to the registration statement, and the offering may be cancelled at the discretion of our Board of Directors.

The rights and subscription privileges may be exercised in whole, in part, or not at all. The securities covered by this rights offering are being offered on an “any or all basis,” which means that we may accept payment for securities sold pursuant to any subscription received even if all of the securities offered are not subscribed for in the offering. We have not set a minimum level for the completion of this proposed offering, and we are unable to anticipate the extent to which the rights and subscription privileges will be exercised. However, we expect that the subscriptions under the rights and subscription privileges will be substantially less than the maximum number of shares of common stock and investment units offered in this proposed offering.

We believe this rights offering will provide Tully’s with an effective defense against any future claim asserting that we issued shares in violation of the preemptive rights of our shareholders. If the rights offering does not prove to be an effective defense to any such future claim, or if we do not complete the rights offering, we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights were violated. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

We estimate these shareholders and former shareholders may have an unsatisfied right to purchase our securities as follows:

Description of Shares and Historical Offering Price:	Estimated Number of Securities to Be Offered
Common shares priced at $0.333 per share	220,000 shares
Common shares priced at $1.50 per share	490,000 shares
Common shares priced at $1.75 per share	180,000 shares
Common shares priced at $2.25 per share	860,000 shares
Investment Units (Each Unit consisting of four Series A Preferred shares and warrants to purchase two Common shares with an exercise price of $.33) priced at $10.00 per Investment Unit	3,550,000 units

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

19.    Stock purchase plan

In Fiscal 2000, our stockholders approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Tully’s has authorized up to 4,200,000 shares of common stock to be offered under the Purchase Plan and 1994 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan.

20.    Employee 401(k) savings plan

During Fiscal 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s. Most plan administrative costs are paid by the 401(k) savings plan.

21.    Segment Reporting

We present segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”),” which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management.

We are organized into three business units: (1) the Retail division, which includes our domestic store operations, (2) the Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division which (a) sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and (b) is responsible for the franchising and licensing of Tully’s stores in the U.S. and for developing business opportunities for complementary Tully’s-branded products.

During Fiscal 2004, Tully’s commenced development of new business opportunities related to the licensing or franchising of Tully’s stores within the domestic U.S. markets and related to other business ventures extending the Tully’s brand into complementary products. Tully’s has renamed its former International division as the “Specialty division.” The Specialty Division includes these new U.S. franchising and licensing activities (exclusive of any product sales to these customers, which are included in the Wholesale division) and also the international business activities of the former International division.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Operating income/(loss) represents earnings before interest income and expense.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The tables below present information by operating segment:

	Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Net sales
Retail store division	$40,617	$40,307	$41,477
Wholesale division	6,522	5,778	5,116
Specialty division	3,629	4,715	4,857
Corporate and other	—	—	8

Net sales	$50,768	$50,800	$51,458

Operating income/(loss)
Retail store division (1)	$2,344	$(22)	$(3,381)
Wholesale division	419	538	329
Specialty division	3,317	3,027	2,535
Corporate and other expenses	(7,943)	(9,942)	(12,834)
Interest and other, net (2)	(806)	(487)	2,199

Loss before cumulative effect of change in accounting principle	$(2,669)	$(6,886)	$(11,152)

Depreciation and amortization
Retail store division	$2,511	$2,630	$3,114
Wholesale division	318	346	282
Specialty division	**	**	**
Corporate and other expenses	778	918	1,204

Total depreciation and amortization	$3,607	$3,894	$4,600

**	not material—less than $1,000
(1)	The Retail division operating results include adjustments for impairment of long-lived assets of $99,000 (Fiscal 2004), $1,390,000 (Fiscal 2003), and $2,350,000 (Fiscal 2002), and for amounts required to close stores and terminate store leases totaling $170,000 (Fiscal 2004), $108,000 (Fiscal 2003), and $1,583,000 (Fiscal 2002) (See Notes 8 and 15).
(2)	Interest and other, net includes $14,000 and $2,887,000 for the realized gain from the sale of FOODX common stock during Fiscal 2003 and 2002, respectively. There were no FOODX stock sales during Fiscal 2001. For Fiscal 2003, this also includes approximately $460,000 related to the sale of certain intellectual property (See Note 13).

22.    Subsequent Events

In June 2004, we amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines as described in Note 11 and amended the terms of the convertible promissory note as described in Note 12.

23.    Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2004, Fiscal 2003 and Fiscal 2002 is as follows. Our sales are moderately seasonal.

	(dollars in thousands, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr		4th Qtr	Total
Fiscal 2004
Net Sales	$12,879	$13,296		$12,790	$11,803	$50,768
Gross Profit	7,101	7,285		7,083	6,646	28,115
Net Loss	(658)	(483)		(298)	(1,230)	(2,669)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.04)	$(0.03)		$(0.02)	$(0.07)	$(0.16)

Fiscal 2003
Net Sales	$12,865	$13,025		$13,037	$11,873	$50,800
Gross Profit	6,797	7,049		7,047	6,241	27,134
Loss before cumulative effect of change in accounting principle	(1,875)	(1,021)		(1,044)	(2,946)	(6,886)
Cumulative effect of change in accounting principle	(3,018)	—		—	—	(3,018)
Net Loss	(4,893)	(1,021)		(1,044)	(2,946)	(9,904)
Basic and Diluted Loss per Share
Loss per Share before cumulative effect of change in accounting principle	$(0.11)	$(0.06)		$(0.06)	$(0.18)	$(0.42)
Cumulative effect of change in accounting principle	(0.18)	—		—	—	(0.18)
Net Loss per Share	$(0.29)	$(0.06)		$(0.06)	$(0.18)	$(0.60)

Fiscal 2002
Net Sales	$12,909	$13,102		$13,244	$12,203	$51,458
Gross Profit	6,197	6,215		6,472	6,669	25,553
Net (Loss) Income	(3,648)	(2,791)		42*	(4,755)	(11,152)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.23)	$(0.17)	$	**	$(0.29)	$(0.69)

*	In the third quarter of Fiscal 2002, we realized a gain of $2,589,000 on the sale of investments.
**	Less than $0.01

During the fourth quarter of Fiscal 2004, Fiscal 2003 and Fiscal 2002, the following adjustments were recorded (dollars in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Impairment of long-lived assets	$99	$1,390	$2,350
Store closures and lease termination costs	—	96	498

Total	$99	$1,486	$2,848

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers LLP served as independent accountants to Tully’s for Fiscal 2002 and until May 5, 2003, when the Company dismissed PricewaterhouseCoopers LLP as its principal accountant. On May 8, 2003, Tully’s engaged Moss Adams LLP, as our principal accountant to audit our consolidated financial statements. The decision to change accountants was recommended by the audit committee of the Board of Directors and was approved by our Board of Directors. During Fiscal 2002 and the preceding year (Fiscal 2001) and through May 8, 2003, we did not consult with Moss Adams LLP regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on our financial statements. The audit committee of the Board of Directors reappointed Moss Adams LLP in connection with the examination of the Fiscal 2004 financial statements; this reappointment was affirmed by the Board of Directors and was affirmed by our shareholders at the 2003 Annual Meeting of Shareholders on March 25, 2004.

The audit reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the years ended March 31, 2002 and April 1, 2001 did not contain any adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, other than emphasis paragraphs that referred to our recent and prospective liquidity issues. During Fiscal 2002 and Fiscal 2001, and during the period April 1, 2002 through May 5, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with their reports, and there was no occurrence of any reportable event, within the meaning of Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 9A. CONTROLS	AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 28, 2004 (the ”Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe (3)	50	Chairman of the Board	1992

Anthony J. Gioia (3)	54	Chief Executive Officer, President and Director	2002

Arthur W. Buerk (2)	68	Director	2002

Marc Evanger (2)	49	Director	1999

Larry A. Culver (1)	62	Director	1998

Lawrence L. Hood (1) (3)	45	Director	1994

George Hubman (2)	61	Director	1994

Kristopher S. Galvin	51	Executive Vice President, Chief Financial Officer and Secretary

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the governance and nominating committee

Tom T. O’Keefe—Chairman of the Board, Founder.    Tom T. O’Keefe founded Tully’s in 1992 and has served as a director and chairman of the board since that date. Mr. O’Keefe served as chief executive officer of Tully’s from 1992 until March 2001. Mr. O’Keefe is also president and chief executive officer of O’Keefe Development Corporation, a real estate development and investment firm he founded. Tom and his wife Cathy have been actively involved in local and national community organizations for over 20 years. In 1983, the O’Keefe’s co-founded the Patrons of Cystic Fibrosis, a local guild of volunteers working to support cystic fibrosis research in Washington. Mr. O’Keefe is a previous national board member, a former president and event chairman of the Cystic Fibrosis Foundation. Tom and Cathy are the recipients of the 1996 Breath of Life Award from the Patrons of Cystic Fibrosis and 2000 Living and Giving Award in from the Juvenile Diabetes Foundation of Seattle. Mr. O’Keefe’s charitable efforts focus largely on children in the community. Mr. O’Keefe is presently serving as a board member to the Boys and Girls Club of Bellevue, Children’s Hospital Foundation, and Virginia Mason Hospital. He is on the Board of Governors of the Columbia Tower Club and is the Chairman of the capital campaign and a board member for the Museum of Flight.

Anthony J. Gioia—President and Chief Executive Officer and Director.    Mr. Gioia was named president and CEO of Tully’s in May of 2002, and was also appointed a director of Tully’s. Mr. Gioia has submitted his resignation from our employment, and from our Board of Directors, effective as of July 11, 2004, and we have accepted his resignation. Prior to joining Tully’s, Mr. Gioia was the president, CEO, and a director of Southwest Supermarkets, LLC (“SWS”) in Phoenix, AZ, from 1999 to December 2001. SWS was one of the leading ethnic grocery chains in the southwest with 38 stores, generating approximately $300 million in annual revenue and was owned by a leveraged buy-out firm. In December 2001, SWS was sold to another supermarket chain through a reorganization under Chapter 11. From 1990 to 1998, Mr. Gioia served at Baskin-Robbins, USA in Glendale, Calif., and was an officer of Dunkin’ Donuts, in Randolph, Mass., both divisions of Allied Domecq, QSR, where he held the positions of senior vice president and then president of Baskin-Robbins. Mr. Gioia co-founded Wolfgang Puck Food Company in Santa Monica, Calif., where he held the position of chief operating officer (COO) until 1990.

Arthur W. Buerk—Director.    Mr. Buerk founded Buerk Dale Victor LLC (“BDV”), formerly known as Buerk Craig Victor LLC, a Seattle-based private capital firm, in 1999 and serves as its managing director. BDV has invested in many Pacific Northwest companies, including Door To Door Storage, Vanson Halosource, and Performant, Inc. From 1977 to 1992, Mr. Buerk was president and CEO of Shurgard Storage Centers, an operator of storage centers. Mr. Buerk was founder and director of Intermation, a records storage management service that was sold to Iron Mountain in 1998. Mr. Buerk also serves as a director for Davidson Trust Co., Ivey Imaging, and Door to Door Storage. From February 2002 to August 2002, Mr. Buerk was a director of Cost-U-Less. Mr. Buerk is involved in various civic organizations, including the University of Washington as a Business School Advisory Board Member, Founder of the Program for Entrepreneurship and Innovation, and also serves as Harvard Business School Chief Class Secretary and is a Rotary Foundation Past President. Mr. Buerk has served as a director since September 2002.

Marc Evanger—Director.    Mr. Evanger served as interim president and chief executive officer of Tully’s from July 2001 through May 2002. Mr. Evanger has been a director of Tully’s since March 1999. Mr. Evanger joined Tully’s in December 1998 as vice president of corporate planning and development, a part-time position. From 1984 to 1998, Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, and served as senior vice president of finance and administration and chief financial officer from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse. Mr. Evanger is currently a director of Car Toys, Inc., a retailer of specialty automotive sound systems and cellular, Childhaven, Families Northwest, and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

Larry A. Culver—Director.    Mr. Culver is Chairman of Inn Ventures, Inc., a hotel development and management company he founded in 1982. Mr. Culver has been recognized by numerous organizations for his accomplishments and innovative leadership including being the recipient of the “Inn of the Year Award”, “Hotelier of the Year Award” and a finalist for several of Marriott International’s highest awards. He serves on various boards of directors of civic and charity groups such as Big Brothers and Big Sisters of King County (past president, Board of Directors, and executive committee); Washington State University’s Board of Trustees; Washington State University’s Foundation; and Washington State University’s Advisory Board for School of HRA. Mr. Culver has served as a director of Tully’s since February 1998. Mr. Culver has expressed his intention to retire from the Board of Directors in Fiscal 2005, but has agreed to remain on the Board of Directors and audit committee until the appointment or election of a “financial expert” to the Board of Directors and audit committee.

Lawrence L. Hood—Director.    Mr. Hood has been a principal and managing partner of Pacific Portfolio Consulting, L.P., an independent, fee only investment advisory firm since he founded it in 1993. Between 1987 and 1992, Mr. Hood was a principal in charge of the investment division of Kibble & Prentice, Inc., a regional financial services firm. Mr. Hood served as a director for A-Sport, Inc., a manufacturer and distributor of water sports brands and snowboards and is a past member of the Charles Schwab Advisory Board. Mr. Hood has served as a director of Tully’s since February 1994.

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

Non-Director Executive Officer:

Kristopher S. Galvin—Executive Vice President, Chief Financial Officer and Secretary.    Mr. Galvin joined Tully’s in February 2002 as vice president, chief financial officer and secretary and was named executive vice president in May 2004. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems, Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains- Pay’n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended March 28, 2004, except for Mr. Galvin who had two transactions and was late in filing two statement of changes.

Code of Ethics

Since 2001, Tully’s has had a code of business conduct. In June 2004 the our Board of Directors adopted a new Code of Business Conduct (replacing the previous code), applicable to all employees including our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission.

If Tully’s makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our chief executive officer, chief financial officer, controller or other finance leaders, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

Financial Expert

The Tully’s Board of Directors has determined that there is not presently an audit committee financial expert (as defined by the Securities and Exchange Commission) serving on our Audit Committee. Tully’s believes that it would be beneficial to have a member of the Board of Directors with such qualifications and who also be “independent” (as defined by the Securities and Exchange Commission) serving on the audit committee. However, the Board of Directors does not have any member meeting both of those qualifications and we have not yet been able to recruit such a person. Mr. Culver has expressed his intention to retire from the Board of Directors and its Audit Committee during Fiscal 2005, but was reelected to continue in service until an independent financial expert is recruited to serve on the Board and its Audit Committee. The governance and nominating committee of the Board of Directors expects to recruit candidates with such qualifications to be considered for appointment to the Board during Fiscal 2005, although no assurances can be given as to the timing and result of this recruiting effort.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table discloses compensation awarded or paid to, or earned by the our executive officers during Fiscal 2004. No other executive officer received salary and bonus that exceeded $100,000 during Fiscal 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
		Salary (1)		Bonus
Anthony J. Gioia Chief Executive Officer and President (2)	2004 2003	$ $	259,000 229,029		— —	— 1,000,000	$ $	10,000 23,846

Kristopher S. Galvin Chief Financial Officer, Executive Vice President and Secretary (3)	2004 2003 2002	$ $ $	157,200 155,850 11,538	$	— 10,000 —	150,000 225,000 —		— — —

Marc Evanger Interim President and Chief Executive Officer (4)	2004 2003 2002	$ $	— 59,190 199,447		— — —	15,000 1,750 7,250		— — —

Tom T. O’Keefe Founder and Chairman of the Board (5)	2004 2003 2002	$ $ $	114,911 114,911 75,385		— — —	— — —		— — —

(1)	Salary amounts include deferred compensation and cash car allowances.
(2)	Mr. Gioia began his employment with Tully’s on May 13, 2002. Other compensation includes moving allowances of $10,000 in Fiscal 2004 and $23,846 in Fiscal 2003. Mr. Gioia has submitted his resignation from our employment, and from our Board of Directors, effective as of July 11, 2004, and we have accepted his resignation (see “Employment Agreements and Compensatory Arrangements”).
(3)	Mr. Galvin began his employment with Tully’s on February 25, 2002. In May 2003, the Board of Directors approved a discretionary bonus of $10,000 for performance in Fiscal 2003, which was paid to Mr. Galvin in May 2003. In March 2004, the Board of Directors increased Mr. Galvin’s salary to the annual rate of $175,000, plus cash car allowance, effective April 5, 2004.
(4)	Mr. Evanger served as interim president and chief executive officer of Tully’s for the period from July 14, 2001 through May 2002. Option grants relate to Mr. Evanger’s compensation as a member of the Board of Directors.
(5)	Mr. O’Keefe has served as Founder and Chairman of the Board since 1992. During Fiscal 2004, we paid a salary of $115,000 to Mr. O’Keefe for his services as Chairman of Tully’s. His salary is subject to review and adjustment by the Board of Directors. Since February 2003, 10% of Mr. O’Keefe’s salary has been deferred from payment under the Executive Compensation Deferral Plan. Mr. O’Keefe also is entitled to all benefits offered generally to our employees.

In January 2003, Mr. Gioia, Mr. Galvin, three other members of Tully’s management, and our Chairman, Mr. O’Keefe, offered to defer receipt of a portion of their cash compensation until Tully’s achieved certain financial objectives. The Board of Directors approved the Executive Compensation Deferral Plan in February 2003. Under the Executive Compensation Deferral Plan, the deferred compensation is withheld from the pay of the participant and will be paid only upon the occurrence of a “Payment Event” as follows: (1) achievement of certain operating performance and financing objectives, (2) change in control of Tully’s, or (3) as approved by the Board of Directors or its compensation committee. The deferred amounts are not funded and are a liability of

Tully’s. If a participant resigns or is terminated for cause, all deferred amounts are forfeited by the participant. In March 2004, the Board of Directors approved the cessation of deferrals for all participants other than Mr. Gioia and Mr. O’Keefe, but did not accelerate the payout of amounts deferred through March 2004.

Option Grants in Fiscal 2004

The following table provides information relating to stock options awarded to our executive officers during Fiscal 2004:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value (1)
Anthony J. Gioia	—	—	—	—	$—
Kristopher S. Galvin	150,000	27%	$0.31	5/12/2013 to 10/23/2013	$22,990
Marc Evanger	15,000	3%	Various(2)	5/23/2013 to 3/28/2014	$2,681
Tom T. O’Keefe	—	—	—	—	$—

(1)	The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 2.13%, (b) expected life of 3 years, volatility of 75%, and (d) no dividend yield.
(2)	The exercise prices for Mr. Evanger’s grants were $0.01 for 3,000 shares and $0.30 for 12,000 shares. The fair market value at date of grant was $0.30 per share.

Aggregated Option Values as of Fiscal Year-End 2004

The following table provides information regarding the aggregate number of options exercised during Fiscal 2004 by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of March 28, 2004.

Aggregated Option Exercises in Fiscal Year 2004

and 2004 Year-End Option Values

	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Fiscal Year 2004			Value of Unexercised In-The- Money Options at End of Fiscal Year 2004 (1)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
Anthony J. Gioia	—	—	333,332		666,668	$43,500	$87,000
Kristopher S. Galvin	—	—	74,999		300,001	$9,667	$19,333
Marc Evanger	—	—	430,500	(2)	—	$66,845	$—
Tom T. O’Keefe	—	—	666,701		—	$174,759	$—

(1)	The stock options were granted with exercise prices ranging from $0.01 to $2.50 per share. The value was determined using a fair market value of $0.30 per share as compared to the exercise price at grant.
(2)	Includes options to purchase 201,500 shares of Common Stock granted by our chairman, Tom T. O’Keefe, under the Founder’s Stock Option Plan (See Note 17 of the Notes to the Consolidated Financial Statements).

Compensation Committee Interlocks and Insider Participation

During Fiscal 2004, management compensation issues generally were reviewed and approved by the compensation committee, which was composed of Messrs. Evanger, Hubman and Buerk, all of whom are non-

employee directors. During Fiscal 2004, no executive officer of Tully’s served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s Board or its compensation committee.

On November 1, 2002, we entered into a borrowing arrangement with KCL that is secured by substantially all of our assets. In connection with the KCL Credit Line, warrants to purchase shares of Common Stock were issued to the guarantors of the KCL Credit Line, including Messrs. Hubman and Evanger, in Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors. In Fiscal 2004, we issued warrants to purchase 37,032 shares of Common Stock to Mr. Evanger and 222,192 shares of Common Stock to Mr. Hubman. (See Note 11 of the Notes to the Consolidated Financial Statements).

Director Compensation

On June 19, 2003 the Board’s governance and nominating committee presented its recommendations for director compensation to the Board of Directors. After evaluating and discussing the recommendations, the Board of Directors approved a new compensation policy for the Board of Directors, effective as of the beginning of Fiscal 2004. The new compensation policy has the following elements:

•	Non-employee directors shall receive cash compensation consisting of an annual cash payment of $5,000 (paid after the year is completed), plus a per-meeting cash fee of $400 per board meeting and $250 per committee meeting. Total cash compensation will not exceed $10,000 per year for any director.

•	Non-employee directors shall each receive an annual grant of nonqualified options to purchase 10,000 shares of Common Stock (plus 2,000 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees). The options shall have an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. A director’s annual stock option grant will be cancelled if the director does not attend at least 75% of the board and committee meetings of record for the year, but otherwise will fully vest upon completion of the fiscal year.

•	Compensation amounts are generally subject to prorating for directors whose terms commence or expire part of the way through the fiscal year.

Based upon these criteria, Tully’s will pay cash compensation of $10,000 to each of Messrs. Buerk, Culver, Evanger, Hood, and Hubman for their Board participation in Fiscal 2004, and has issued fully vested stock option grants for 10,000 shares to each of Messrs. Buerk, Culver and Hubman, and 12,000 shares to each of Mr. Hood and Mr. Evanger, for Board participation in Fiscal 2004 (with an option price of $.30 per share). The Board has approved continuation for Fiscal 2005 of the Board compensation policy adopted in Fiscal 2004. Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

Employment Agreements and Compensatory Arrangements

Effective May 13, 2002, we entered into an employment agreement with Mr. Gioia. Under the employment agreement, Mr. Gioia received an annual base salary of $250,000 during the first twelve months of the agreement. The employment agreement provided that Mr. Gioia’s annual base salary was to be subject to annual review by the Board of Directors, and would be increased by a minimum of ten percent for the second and third years the agreement is in effect. Although the first anniversary adjustment was to be effective as of May 13, 2003, Mr. Gioia was paid at the first year salary level while he and the Compensation Committee discussed his compensation. For Fiscal 2003 and Fiscal 2004, Mr. Gioia did not receive a performance bonus. For Fiscal 2004 and subsequent fiscal years, the amount of Mr. Gioia’s bonus was to be based on his then-current annual base salary and our earnings before interest, taxes, depreciation and amortization, as defined in the agreement. Mr. Gioia receives an automobile allowance of $750 per month. Mr. Gioia also is entitled to all benefits offered generally to our employees. Since February 2003, ten percent of Mr. Gioia’s salary has been deferred from payment under the Executive

Compensation Deferral Plan. Mr. Gioia’s employment agreement contained provisions related to the termination of his employment, however these provisions were modified on April 12, 2004 as described in the next paragraph.

On April 12, 2004, Mr. Gioia submitted his resignation from our employment, and from our Board of Directors, effective as of July 11, 2004 (the “termination date”), subject to the execution of the Second Amendment to Employment Agreement (the “Second Amendment”) and Employment Termination Agreement (“ETA”) between Mr. Gioia and Tully’s. We have accepted his resignation and the parties have executed both the Second Amendment and the ETA. Under the provisions of the Second Amendment and the ETA, and subject to certain conditions, (1) Mr. Gioia will receive his base salary through the termination date, (2) no payment will be made of amounts deferred under the Executive Compensation Deferral Plan prior to September 28, 2003, but amounts deferred after September 28, 2003 are subject to payment upon the occurrence of a Payment Event, (3) Mr. Gioia will be paid $80,000 within 15 days after the termination date, (4) Mr. Gioia will be paid a severance amount of $14,323 per month for twenty-four months from the termination date (the “severance payments”), and (5) certain stock options with a May 13, 2004 vesting date will not vest (116,667 shares at $1.78 and 66,667 shares at $2.50). In the event that Tully’s and FOODX should enter into a definitive agreement on or prior to September 30, 2004 that results in a change of control of the Company (as defined in the Second Amendment) on or before December 31, 2004, Mr. Gioia is entitled to (a) a lump sum cash payment equal to $412,500 less the aggregate amounts paid under the severance payments (which would then cease) and (b) his unvested stock options (150,000 shares at $.01, 233,333 shares at $.1.78 and 133,333 shares at $2.50) shall be fully vested.

Effective June 21, 2002, Tully’s entered into an employment arrangement with Mr. Galvin. Under the employment arrangement, Mr. Galvin received an annual base salary of $150,000, subject to annual review and adjustment by the Board of Directors. Effective April 5, 2004, the Board adjusted his annual base salary to $175,000. From February 2003 until March 2004, ten percent of Mr. Galvin’s salary was deferred from payment under the Executive Compensation Deferral Plan. Mr. Galvin also is entitled to an annual cash performance bonus, subject to the discretion of the Board of Directors. For Fiscal 2003, the Board of Directors approved a bonus of $10,000, which was paid to Mr. Galvin in May 2003 and no bonus was paid for Fiscal 2004. For Fiscal 2005 and subsequent fiscal years, the amount of Mr. Galvin’s bonus, if any, will be based on his then-current annual base salary and our earnings before interest, taxes, depreciation and amortization. Mr. Galvin receives an automobile allowance of $600 per month. Mr. Galvin also is entitled to all benefits offered generally to our employees. Mr. Galvin’s employment agreement is generally terminable by either party on 30 days written notice. If Mr. Galvin’s employment is terminated by Tully’s without cause, then Mr. Galvin will be entitled to receive his base salary for an additional six months following the date of his termination.

Under the provisions of our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events.

Report of Compensation Committee on Executive Compensation

Executive Compensation Philosophy

The compensation committee of the Board of Directors was composed of outside directors during Fiscal 2004, consisting of Messrs. Evanger, Hubman and Buerk. The compensation committee is responsible for evaluating compensation levels and compensation programs for Tully’s executives and for making recommendations to the board regarding appropriate compensation awards for executive management.

The executive compensation program of Tully’s is designed to attract, retain and motivate executive officers capable of leading Tully’s to meet its business objectives, to enhance long-term shareholder value and to reward executive management based on contributions to both the short and long term success of Tully’s. The compensation committee’s philosophy is for Tully’s to use compensation policies and programs that align the interests of executive management with those of the shareholders and to provide compensation programs that create incentives for and reward both the short and long term performance of the executive officers based on the success of Tully’s in meeting its business objectives. While the components of compensation described below are discussed separately, the board and the compensation committee take into account the full compensation package provided by Tully’s to its executive officers.

Executive Compensation Components

Base Salary.    Recommendations for base salaries for executive officers are made at levels believed by the compensation committee to be sufficient to attract and retain qualified executive officers based upon the requirements and resources of Tully’s and the market practices of other companies. A change in base salary of an executive officer is based on an evaluation of the performance of the executive, prevailing market practices, and the performance and financial condition of Tully’s as a whole.

Incentive Bonus.    The compensation committee believes that a portion of the total cash compensation for executive officers should be based on our success in meeting its short-term performance objectives and contributions by the executive officers that enable Tully’s to meet its long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further the long-term objectives of Tully’s, and places a portion of each executive officer’s annual compensation at risk. In Fiscal 2004, the incentive compensation for the Chief Executive Officer and Chief Financial Officer were dependent upon Tully’s achieving a targeted level of operating results. The incentive bonus for Fiscal 2004 did not provide for any payment of the incentive bonus unless 100% of this target was achieved. This target was not achieved and therefore no incentive bonus is payable to the Chief Executive Officer and Chief Financial Officer for Fiscal 2004.

Stock Options.    The compensation committee believes that periodic grants of stock options are a key component of our executive compensation program. Stock options are awarded by the Board of Directors to executive officers based on the executive’s responsibilities, and his or her actual historical contributions and anticipated future contributions to the attainment of our strategic goals. These awards are designed to retain executive officers and to motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of stockholders.

Recruitment and Retention.    It is the philosophy of the compensation committee to recruit qualified senior executives and then to retain them for continuing service from year to year, so that Tully’s will receive the benefits from management stability and from more consistent year-to-year planning and execution of strategies for the benefit of Tully’s and its shareholders. The compensation committee believes that these goals are facilitated through written terms of employment with senior executives, setting forth the key elements of compensation, and including severance pay provisions in those terms of employment.

Chief Executive Officer Compensation.    During Fiscal 2004, Mr. Gioia’s compensation as CEO was based upon the compensation package established in the May 13, 2002 employment agreement with Mr. Gioia, as amended. In establishing the Chief Executive Officer’s compensation package, the Committee pursued the objectives discussed above. The Committee believes that Mr. Gioia’s compensation during Fiscal 2004 was in line with our compensation strategy, considering the individual performance of the Chief Executive Officer and the cash resources and needs of Tully’s.

Code Section 162(m)

The compensation committee also considers the potential impact of Section 162(m) of the Code. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and certain other senior executive officers, other than compensation that is performance-based under a plan that is approved by the shareholders of the corporation and that meets certain other technical requirements. Based on these requirements, the compensation committee has determined that Section 162(m) will not prevent Tully’s from receiving a tax deduction for any of the compensation paid to executive officers. At the present time, our executive officer compensation levels do not exceed $1 million. If the individual cash compensation of any executive officer should ever approach the $1 million level, the compensation committee will consider what actions might be required.

Compensation Committee

Marc Evanger, Chairman

George Hubman

Arthur Buerk

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Tully’s Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of May 31, 2004, by: (i) each director; (ii) the chief executive and chief financial officers of Tully’s (the “Named Executive Officers”); (iii) all executive officers and directors of Tully’s as a group; and (iv) all shareholders known by us to be beneficial owners of more than five percent of our voting securities:

	Common Stock			Series A Convertible Preferred			Series B Convertible Preferred
	Beneficial Ownership (1)		Percent Of Total	Beneficial Ownership (1)		Percent Of Total	Beneficial Ownership (1)	Percent Of Total
Tom T. O’Keefe	5,685,938	(2)	32.7%	-0-		—	-0-	—
Estate of Keith McCaw 1200 Westlake Ave. North, Suite 1000 Seattle, WA 98109	5,203,885	(3)	24.0%	3,200,000	(4)	19.3%	-0-	—
George Hubman	2,110,209	(5)	11.9%	200,000		1.3%	-0-	—
Marc Evanger	511,812	(6)	3.0%	10,000		*	-0-	—
Anthony J. Gioia	483,333	(7)	2.8%	—		—	-0-	—
Lawrence L. Hood	267,907	(8)	1.6%	10,000		*	40,000	*
Larry A. Culver	105,250	(9)	*	40,000		*	-0-	—
Arthur Buerk	96,229	(10)	*	—		—	-0-	—
Kristopher S. Galvin	108,332	(11)	*	—		—	-0-	—
Executive officers and directors as a group (8 persons)	9,369,010		46.7%	260,000		1.7%	40,000	*	%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of Common Stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of May 31, 2004, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of May 31, 2004, we had 16,491,187 shares of Common Stock, 15,378,264 shares of Series A Convertible Preferred Stock, and 4,990,709 shares of Series B Convertible Preferred Stock issued and outstanding.
(2)

Includes 1,692,467 shares of Common Stock subject to currently exercisable purchase options granted by Mr. O’Keefe to employees and third parties, 142,500 shares of Common Stock held by the O’Keefe Children’s Trust, and an aggregate of 876,549 shares of Common Stock that Mr. O’Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004.

(3)	Includes an aggregate of 1,960,550 shares of Common Stock that the estate of Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004 and 3,200,000 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock owned of issuable to the estate or its affiliates. See Note (4), below in this table.
(4)	Assumes the conversion of a promissory note held by an affiliate of the estate of Mr. McCaw into 1,200,000 shares of Series A Convertible Preferred Stock.
(5)	Includes an aggregate of 1,037,189 shares of Common Stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004 and Common Stock issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock.
(6)	Includes an aggregate of 499,962 shares of Common Stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004 and Common Stock issuable upon conversion of 10,000 shares of Series A Convertible Preferred Stock.
(7)	Includes 483,333 shares of Common Stock that Mr. Gioia has the right to acquire pursuant to options exercisable within 60 days of May 31, 2004.
(8)	Includes an aggregate of 118,462 shares of Common Stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004. Also includes 10,000 Series A Convertible Preferred Stock. Additionally, includes Common Stock issuable upon conversion of 40,000 shares of Series B Convertible Preferred Stock owned by PPC Partners LLC, a company in which Mr. Hood has a 0.96% interest.
(9)	Includes an aggregate of 57,250 shares of Common Stock that Mr. Culver has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004 and Common Stock issuable upon conversion of 40,000 shares of Series A Convertible Preferred Stock.
(10)	Includes 73,229 shares of Common Stock beneficially owned by Buerk, Dale, Victor LLC, a company in which Mr. Buerk has a 20% ownership interest, has the right to acquire pursuant to options and warrants exercisable within 60 days of May 31, 2004 and 23,000 shares of Common Stock that Mr. Buerk has the right to acquire pursuant to options exercisable within 60 days of May 31, 2004.
(11)	Includes 108,332 shares of Common Stock that Mr. Galvin has the right to acquire pursuant to options exercisable within 60 days of May 31, 2004.

For information regarding our Equity Compensation Plans, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2002, we entered into a new credit facility guaranteed, in part, by several individuals including Tom T. O’Keefe, our chairman, and three of our directors, Lawrence Hood, Marc Evanger, and George Hubman. In consideration for providing the guaranties, we have agreed to issue to the guarantors warrants to purchase shares 30.86 shares of Common Stock, exercisable for $0.05 per share, for each $1,000 of debt guaranteed during a month. For Fiscal 2004 (including the warrants issued in April 2004 for the quarter ended March 28, 2004), we issued warrants to these guarantors as follows: O’Keefe (148,128), Hood (37,032), Evanger (37,032) and Hubman (222,192). We also have agreed to indemnify the guarantors in connection with the guaranties and have granted each of them a security interest in substantially all of our assets (subordinated to the security interest of the lender).

A company affiliated with the estate of Mr. Keith McCaw (a former director of Tully’s) and the beneficial owner of more than 5% of our outstanding Common Stock is the holder of our Convertible Promissory Note in the principal amount of $3,000,000, issued by Tully’s in December 2000. At any time before the earlier of the maturity of the note (which was extended by amendment to August 1, 2005) or repayment of the Convertible Promissory Note, the Convertible Promissory Note is convertible into our Series A Convertible Preferred Stock or, in the event that all shares of Series A Convertible Preferred Stock have been converted before such date, then into our Common Stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of our Common Stock. In lieu of cash interest, the note required (prior to being amended in June 2004) that Tully’s annually issue warrants to purchase 8,000 shares of Common Stock for each $100,000 of principal outstanding under the Convertible Promissory Note on January 1st. The warrants have an exercise price of $0.01 and are exercisable for ten years from issuance. In each of January 2001, January 2002, January 2003 and January 2004, we therefore issued warrants to purchase 240,000 shares of Common Stock.

In June 2004, Tully’s and the holder of the Convertible Promissory Note agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note.

Our certificate of incorporation and bylaws contain provisions limiting the liability of our directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

The following table shows the fees billed to Tully’s by PricewaterhouseCoopers LLP for Fiscal 2003 and Fiscal 2004:

	Fiscal 2003	Fiscal 2004
Audit Fees (1)	$213,000	$26,000
Audit-Related Fees (2)	—	3,000
Tax Fees (3)	18,000	11,000
Other Fees (4)	40,000	3,000

	$271,000	$40,000

(1)	Audit services of PricewaterhouseCoopers LLP billed for Fiscal 2003 consisted of the examination of our Fiscal 2002 consolidated financial statements and quarterly reviews of Fiscal 2003 financial statements. During Fiscal 2004, audit services consisted of fees related to services incurred in connection with the change in accountants.
(2)	During Fiscal 2004, other fees include services related to the evaluation of the business integration opportunity.
(3)	Tax services of PricewaterhouseCoopers LLP billed for Fiscal 2003 and Fiscal 2004 were for tax compliance and tax advice services.
(4)	Other fees for Fiscal 2003 include a business enterprise review performed by PricewaterhouseCoopers LLP. The audit committee has considered whether the provision of the non-audit services listed as “Other Fees” in the table above is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2004:

Audit Fees (1)	$151,000
Audit-Related Fees (2)	96,000
Tax Fees (3)	24,000

$271,000

(1)	Audit services consisted of the examination of our Fiscal 2003 and Fiscal 2004 consolidated financial statements and quarterly reviews of Fiscal 2004 financial statements.
(2)	Audit-related fees relate to consultation regarding the accounting for a contract and in connection with the evaluation of the possible business integration opportunity with FOODX.
(3)	Tax services of Moss Adams billed for Fiscal 2004 were for tax compliance and tax advice services.

Audit Committee Preapproval Policy

The audit committee does not have a written preapproval policy. However, as a matter of practice, prior to engaging Moss Adams LLP for any services, we obtain the prior approval of the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – March 28, 2004 and March 30, 2003;

Consolidated Statements of Operations for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Statements of Other Comprehensive Loss for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Cash Flow Statements for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Notes to Consolidated Financial Statements; and

Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

3.	Exhibits

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

Exhibit Number	Description

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

Exhibit Number	Description

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

Exhibit Number		Description

10.23		June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24		June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25		Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26		Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27		Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.28		Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29		Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.30		Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31		Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32		Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33	*	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.34	*	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.35	*	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC

14.1	*	Tully’s Coffee Corporation Code of Business Conduct

23.1	*	Consent of Moss Adams LLP

Exhibit Number		Description

23.2	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b)	Current Reports on Form 8-K during the fourth fiscal quarter (the thirteen week period ended March 28, 2004).

•	On March 26, 2004 we filed a Current Report on Form 8-K to report items under Item 9, Regulation FD Disclosure, reporting (1) a press release issued regarding preliminary discussions with Tully’s Coffee Japan concerning possible integration of the two companies, and (2) a press release, issued in connection with information disclosed at our March 25, 2004 annual shareholders meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on June 28, 2004.

TULLY’S COFFEE CORPORATION

By:	/S/ KRISTOPHER S. GALVIN
Executive Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 28, 2004 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ ANTHONY J. GIOIA Anthony J. Gioia	President, Chief Executive Officer and Director (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board

/S/ ARTHUR BUERK Arthur Buerk	Director

/S/ LARRY CULVER Larry Culver	Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GEORGE HUBMAN George Hubman	Director

/S/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

Exhibit Number	Description

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

Exhibit Number	Description

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.23	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26	Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.28	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

Exhibit Number		Description

10.30		Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31		Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32		Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33	*	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.34	*	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.35	*	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC

14.1	*	Tully’s Coffee Corporation Code of Business Conduct

23.1	*	Consent of Moss Adams LLP

23.2	*	Consent of PricewaterhouseCoopers LLP

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith