Form 10-Q
period 2004-06-27
TULLYS COFFEE CORP
filed 2004-08-11
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,642,000
(Title of Each Class)	Number of Shares Outstanding at July 31, 2004

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended June 27, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Factors That May Affect Our Future Results” in this report, the following possible events or factors could cause our actual results to differ materially:

•	future sources of financing may not be available when needed or may not be available on terms favorable to Tully’s;

•	our growth strategy may not succeed as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

•	our marketing and new product introduction strategies may not succeed as we expect;

•	our strategies for reductions of cost and improvement of gross margins may not succeed as we expect;

•	competition within the retail specialty coffee market is strong and may intensify;

•	competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement, or increase price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

•	adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

•	natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2004 (unaudited)	March 28, 2004
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,087	$1,247
Accounts receivable, net of allowance for doubtful accounts of $155 and $134 at June 27, 2004 and March 28, 2004, respectively	1,071	889
Inventories	2,123	2,170
Prepaid expenses and other current assets	561	664

Total current assets	4,842	4,970
Property and equipment, net	13,144	14,004
Goodwill, net	523	523
Other intangible assets, net	846	874
Other assets	682	573

Total assets	$20,037	$20,944

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,809	$2,177
Accrued liabilities	4,059	3,949
Current portion of long-term debt	844	912
Current portion of capital lease obligation	238	233
Deferred revenue	2,017	2,124

Total current liabilities	9,967	9,395
Long-term debt, net of current portion	2,067	2,167
Capital lease obligation, net of current portion	152	203
Deferred lease costs	1,419	1,406
Convertible promissory note, net of discount	2,959	2,931
Deferred licensing revenue, net of current portion	9,836	10,296

Total liabilities	26,400	26,398

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at June 27, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,642,000 and 16,491,187 shares issued and outstanding at June 27, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,445 (June 27, 2004) and $37,105 (March 28, 2004)	9,289	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at June 27, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(18)	(74)
Additional paid-in capital	27,746	27,738
Accumulated deficit	(88,929)	(87,953)

Total stockholders’ deficit	(6,363)	(5,454)

Total liabilities and stockholders’ deficit	$20,037	$20,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
Net sales
Sales of products	$11,957	$12,187
Licenses, royalties, and fees	514	232
Recognition of deferred revenue	567	460

Net sales	13,038	12,879

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	5,728	5,778
Store operating expenses	4,157	4,248
Other operating expenses	627	405
Marketing, general and administrative costs	2,228	1,976
Depreciation and amortization	959	923
Evaluation of business integration opportunity	120	—
Store closure and lease termination costs	—	35

Total cost of goods sold and operating expenses	13,819	13,365

Operating loss	(781)	(486)

Other income (expense)
Interest expense	(116)	(124)
Interest income	1	1
Miscellaneous income	11	23
Loan guarantee fee expense	(57)	(66)

Total other income (expense)	(161)	(166)

Loss before income taxes	(942)	(652)
Income taxes	(34)	(6)

Net loss	$(976)	$(658)

Net loss per share – basic and diluted	$(0.06)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,506	16,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(976)	$(658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	959	923
Store closure and lease termination costs	—	35
Non-cash interest expense	47	29
Employee stock option compensation expense	8	21
Loan guarantee fee expense	57	66
Provision for doubtful accounts	21	19
Loss (gain) on sale of property and equipment	1	(5)
Recognition of deferred licensing revenues	(567)	(459)
Changes in assets and liabilities
Accounts receivable	(203)	2
Inventories	82	249
Prepaid expenses and other assets	(60)	21
Accounts payable	632	(205)
Accrued liabilities	109	(15)
Deferred lease costs	13	22

Net cash provided by operating activities	123	45

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90)	(168)
Proceeds from sale of property and equipment	19	4

Net cash used in investing activities	(71)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	100	—
Payment of credit lines	(150)	(5)
Payments on long-term debt and capital leases	(164)	(211)

Proceeds from exercise of warrants	2	—

Net cash used in financing activities	(212)	(216)

Net decrease in cash and cash equivalents	(160)	(335)

Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$1,087	$658

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$31	$56

Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Tully’s Coffee Corporation. In these condensed consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation.

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen-week periods ended June 27, 2004 (“First Quarter 2005”) and June 29, 2003 (“First Quarter 2004”) are not necessarily indicative of future financial results.

Investors should read these interim statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto for Fiscal 2004 included in our annual report on Form 10-K, SEC File No. 000-26829, for the fiscal year ended March 28, 2004.

Stock-based compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure-only provisions of SFAS No. 148. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Tully’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-week periods ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$8	$21
Pro forma	$(2)	$21

Net loss-as reported	$(976)	$(658)
Net loss-pro forma	$(966)	$(658)

Basic and diluted loss per common share
As reported	$(0.06)	$(0.04)
Pro forma	$(0.06)	$(0.04)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Liquidity

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base, reflecting management’s view that Tully’s has sufficiently developed our brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. During First Quarter 2005 and First Quarter 2004, our operating cash flow was sufficient to cover our operating expenses (cash of $123,000 and $45,000 was provided by operations for First Quarter 2005 and First Quarter 2004, respectively).

Management expects that the continuing benefits from our improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005, which has reduced the required principal payments under those debt instruments during Fiscal 2005 (See Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements). Management believes that the operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $1,087,000 at June 27, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves.

In Fiscal 2005 we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results should differ unfavorably from projections, it could become necessary for us to seek additional capital during Fiscal 2005. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of our long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (see Note 9 of the Notes to the Condensed Consolidated Financial Statements) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering.

If the pricing or terms for any financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If these other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

At June 27, 2004, we had total liabilities of $26,400,000 and total assets of $20,037,000, so that a deficit of $6,363,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at June 27, 2004 include deferred revenue in the aggregate amount of $11,853,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,853,000 at June 27, 2004) for less than $2,000,000 of future cash expenditures.

As of June 27, 2004 we had cash and cash equivalents of $1,087,000, and a working capital deficit of $5,125,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Subject to the limitations of the Second KCL credit line (see Note 4 of the Notes to the Condensed Consolidated Financial Statements), increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides Tully’s with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

3. Inventories

Inventories consist of the following:

	June 27, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Coffee
Unroasted coffee	$746	$678
Roasted coffee	615	682
Other goods held for sale	433	467
Packaging and other	329	343

Total	$2,123	$2,170

As of June 27, 2004, we had approximately $2,800,000 in fixed-price coffee purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price coffee purchase commitments for Fiscal 2006.

4. Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with Kent Central LLC (“KCL”) that is secured by substantially all of our assets (the “KCL Credit Line”). On March 3, 2003, KCL and Tully’s amended the promissory note for the KCL Credit Line, providing an additional borrowing facility for Tully’s (the “Second KCL Line”). Borrowings under the Second KCL Line are secured by substantially all of our assets and bear interest at prime plus 4%, and a 1.5% loan fee was paid on the maximum amount available under the line. KCL and the Guarantors agreed that KCL’s security interest under the Second KCL Line is senior to the security interests of the Guarantors under their guaranties of the KCL Credit Line.

On June 24, 2004, Tully’s, and KCL amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines (the “KCL Third Amendment”). Tully’s is required to make monthly payments of principal for the KCL Credit Line in the amount of $70,000, in addition to any payments required as the result of asset sales or the sale of new equity (these principal payments also reduce the maximum amount which may be borrowed under the KCL Credit Line). Under the KCL Third Amendment, no loan fees are payable during the remainder of the term, and the interest rate for both the KCL Credit Line and the Second KCL line will be 12% per year commencing October 1, 2004. Effective June 24, 2004, maximum borrowings under the Second KCL line may not exceed $750,000. On August 1, 2005, Tully’s is required to repay the remaining obligations under the KCL Credit Line and the Second KCL Line. The guarantors consented to the modification of the KCL facilities in the KCL Third Amendment, and agreed to extend their guarantees to both the KCL Credit Line and the Second KCL Line (subject to a maximum aggregate guaranty of $2,000,000). At June 27, 2004 the annual interest rate (exclusive of the loan fees) for the KCL Credit Line was 3.5% and for the Second KCL Line was 8.0%.

Obligations under the KCL credit facilities and other long-term debt consist of the following:

	June 27, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,427	$2,577

Borrowings under the Second KCL Line	480	380

Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	117

Other	4	5

	2,911	3,079

Less: Current portion	(844)	(912)

Total	$2,067	$2,167

5. Convertible promissory note

In December 2000, Tully’s issued a convertible note in the principal amount of $3,000,000 to an affiliate of a then-director of the Company. At any time prior to repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock (the note holder has granted a waiver of this favorable offering price provision with respect to the rights offering described in Note 9).

In June 2004, Tully’s and the note holder agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% per year commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note.

6. International licenses and deferred licensing revenues

On August 31, 2003, Tully’s and FOODX Globe Co., Ltd. (“FOODX”), our licensee for Japan, amended the license agreement among the parties. The amendment provided our consent in connection with a tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, we will receive a royalty upon sales of RTD products by FOODX. We received a fee of $500,000 from FOODX in connection with the amendment. Tully’s recorded the fee as deferred income and is amortizing the fee over the fourteen-month period from the execution of the amendment through October 2004.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $120,000 in First Quarter 2005.

7. Commitments and contingencies

CEO Severance Commitment

In April 2004, Tully’s accepted the resignation of our CEO effective July 11, 2004, and agreed to pay him severance compensation of $424,000 in varying installments over a twenty-four month period starting in July 2004. This obligation was accrued at June 27, 2004.

Contingencies

In February 2004, a lawsuit was filed against Tully’s in California state court by two former store managers alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys’ fees and costs. The plaintiffs also seek class action certification of their lawsuit. We are investigating and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation.

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We have not been provided sufficient information to evaluate the position of the Japanese tax authorities, or to evaluate the validity of the FOODX claim for indemnification. We believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at June 27, 2004.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

8. Stock options and warrants

Options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $0.30 per share for options granted in First Quarter 2005.

Option grants to employees and directors and deferred stock compensation for First Quarter 2005 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.30	54,000
$0.31	96,000	—

Total grants to employees and directors in First Quarter 2005	150,000	—

Deferred Stock Compensation at March 28, 2004		$74
Less - amount recognized as stock option expense in First Quarter 2005		(8)
Less - deferred stock compensation reversal on unvested stock options cancelled in First Quarter 2005		(48)

Deferred Stock Compensation at June 27, 2004		$18

Warrants

Tully’s had warrants outstanding to purchase 9,408,970 and 8,516,330 shares of common stock as of June 27, 2004 and June 29, 2003, respectively, at exercise prices ranging from $0.01 to $0.33 per share. At June 27, 2004, the weighted average exercise price of the outstanding warrants was $0.24 per share.

In consideration for guaranteeing Tully’s obligations under the KCL Credit Facilities, Tully’s is required to issue warrants to the guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month. Thus, if our borrowings from KCL are $2,000,000 or more during each month of a year, we would issue warrants exercisable for an aggregate of 740,640 shares of common stock for the year. Tully’s is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants.

Through July 30, 2004, we had issued warrants to the guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued April 2004 for the Fiscal Quarter March 28, 2004	111,096	74,064	185,160
Warrants issued July 2004 for the Fiscal Quarter Ended June 27, 2004	111,096	74,064	185,160

Total Warrants Issued	740,640	471,938	1,212,578

9. Stockholders’ Equity

Rights Offering

Prior to October 1999, holders of Tully’s capital stock were entitled to preemptive rights pursuant to our Articles of Incorporation and the Washington Business Corporation Act. During this time, we engaged in various offerings. In connection with the evaluation of possible financing and strategic transactions, it has been questioned whether any shareholder(s) might claim that they were not given the opportunity to exercise their preemptive rights.

On May 12, 2004, we filed a registration statement with the SEC relating to a proposed offering of our common stock and investment units (convertible preferred stock and warrants to purchase common stock), through the distribution of subscription rights to eligible shareholders and former shareholders. We filed an amended registration statement on August 4, 2004. Upon the effectiveness of the registration statement, eligible shareholders and former shareholders of Tully’s will receive rights to purchase these securities at the prices at which they were issued by Tully’s between 1994 and 1999. We believe our ability to engage in financing or strategic transactions may be limited by the potential risks regarding the possibility of such future claims, but that such risks could be mitigated by our possible defenses against such possible claims, including the completion of this rights offering. The primary purpose of this rights offering is to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive right which they believe they may have. We believe this rights offering will provide us with an affirmative defense, in addition to other defenses we may have, against any future claims asserting that we issued shares without providing shareholders the opportunity to exercise their preemptive rights. In addition, shareholders of record at the record date will receive under-subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The registration statement has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The provisions of the offering may be revised in an amendment to the registration statement, and the offering may be cancelled at the discretion of our Board of Directors.

The primary rights and under-subscription privileges may be exercised in whole, in part, or not at all. The securities covered by the rights offering are being offered on an “any or all basis,” which means that we may accept payment for securities sold pursuant to any subscription received even if all of the securities offered are not subscribed for in the offering. We have not set a minimum level for the completion of this proposed offering, and we are unable to anticipate the extent to which the rights and under-subscription privileges will be exercised. However, we expect that the subscriptions under the primary rights and under-subscription privileges will be substantially less than the maximum number of shares of common stock and investment units offered in this proposed offering.

If the rights offering does not prove to be an effective defense to any future claim asserting that we issued shares in violation of the preemptive rights of our shareholders, or if we do not complete the rights offering, we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights were violated. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

The securities proposed to be offered in the rights offering are summarized as follows:

Description of Shares and Historical Offering Price:	Estimated Number of Securities to Be Offered
Common shares priced at $0.333 per share	220,000 shares
Common shares priced at $1.50 per share	490,000 shares
Common shares priced at $1.75 per share	180,000 shares
Common shares priced at $2.25 per share	860,000 shares
Investment units (each unit consisting of four Series A Convertible Preferred shares and warrants to purchase two Common shares with an exercise price of $0.33) priced at $10.00 per investment unit	3,550,000 units

As of June 27, 2004, we have incurred approximately $135,000 in deferred rights offering costs which are included in other assets.

10. Segment Reporting

We are organized into three business units: (1) the Retail division, which includes our domestic store operations, (2) the Wholesale division, which sells Tully’s-branded products to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division, which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities.

The tables below present information by operating segment:

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,985	$10,342
Wholesale division	1,947	1,652
Specialty division	1,106	885

Total net sales	$13,038	$12,879

Operating income/(loss)
Retail division	$620	$654
Wholesale division	89	302
Specialty division	1,058	739
Corporate and other expenses (1)	(2,512)	(2,122)
Interest and other, net	(231)	(231)

Net Loss	$(976)	$(658)

Depreciation and amortization
Retail division	$664	$651
Wholesale division	95	67
Specialty division	* *	* *
Corporate and other expenses	200	205

Total depreciation and amortization	$959	$923

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for First Quarter 2005 include $120,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our CEO.

11. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of June 27, 2004 and June 29, 2003, there were outstanding options and warrants convertible into 34,316,000 and 33,855,686 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for First Quarter 2005 and First Quarter 2004 because the effect of these instruments on the calculation would have been antidilutive.

12. Comprehensive Loss

There were no components of other comprehensive income (loss) other than net loss during First Quarter 2005 and First Quarter 2004, so that net loss equaled comprehensive loss in each of these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen-week periods ended June 27, 2004 (“First Quarter 2005”), and June 29, 2003 (“First Quarter 2004”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in Tully’s Fiscal 2004 Annual Report on Form 10-K. We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.”

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks. Fiscal 2005 will include 53 weeks.

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for First Quarter 2005, Tully’s derived approximately 76.6% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities.

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. These losses have been exacerbated by the weak economy in our principal geographic markets since 2001. During Fiscal 2002 through Fiscal 2004, we shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base and revenues. This shift in emphasis reflects management’s view that Tully’s has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance, and upon the conservative use of capital. These continuing initiatives toward improved operating performance and cash flow include:

•	introducing new products and expanding product offerings,

•	enhancing marketing efforts,

•	initiating selective retail price changes,

•	making cost of sales improvements through more efficient product purchasing,

•	closing stores that do not meet our financial criteria,

•	increasing sales in the Wholesale division,

•	reducing marketing, general and administrative costs, and

•	conservative cash usage for purchases of property and equipment.

Our operating results for First Quarter 2005 were affected by strategic decisions we made during the period and preceding periods. During First Quarter 2005 we ceased discussions regarding the possible integration of Tully’s and our licensee for Japan, FOODX Globe Co. Ltd (“FOODX”). These discussions affected our First Quarter 2005 results through $120,000 of costs and through the application of management time. In First Quarter 2005 we accrued $402,000 of severance and other costs in connection with the resignation of our CEO.

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Loss	Net Loss
First Quarter 2005 Operating Results
As reported for First Quarter 2005	$189	$(781)	$(976)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back-costs related to resignation of CEO	402	402	402

First Quarter 2005 Operating Results, exclusive of costs in connection with business integration evaluation and CEO resignation	$711	$(259)	$(454)

Comparative Operating Results for First Quarter 2004	$460	$(486)	$(658)

In First Quarter 2005, our Retail division’s contribution decreased slightly compared to First Quarter 2004. Retail division operating income decreased $34,000 (5.2%) to $620,000, and comparable store sales decreased 0.8%, because we did not have any significant new products or marketing programs in the quarter. Our Wholesale division reported a $295,000 (17.9%) increase in net sales for First Quarter 2005 compared to the prior year quarter. Due to customer sales discounts and operating costs for the acquisition and development of new customers and greater geographic penetration, Wholesale division operating income decreased by $213,000 (71%) compared to First Quarter 2004. In First Quarter 2005, our Specialty division reported a net increase of 23 licensed international stores and the opening of our first two U.S. franchised stores. Specialty division net sales increased by $221,000 (25.0%) and Specialty division operating profits increased by $319,000 (43%) for First Quarter 2005 compared to First Quarter 2004.

During First Quarter 2005, our operating cash flow covered our operating expenses, and $123,000 cash was provided by operations for the quarter. Management expects that the continuing benefits from the improvement initiatives will result in improved operating results in Fiscal 2005 compared to Fiscal 2004, although we expect to incur a net loss (inclusive of financing costs, depreciation and amortization expense) in Fiscal 2005. As described below under “Liquidity and Capital Resources,” management believes that our operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $1,087,000 at June 27, 2004, will be sufficient to fund our ongoing operations through Fiscal 2005.

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
STORES OPERATED BY TULLY’S:

Beginning of the period	94	100

Closed stores	—	(1)

End of the period	94	99

LICENSEES AND FRANCHISEES (end of period):
International licensees	198	123
U.S. franchisees and licensees	2	—

Total International and U.S. franchisees and licensees	200	123

Total retail stores at end of the period	294	222

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.8%	94.6%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.3%	3.6%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	43.9%	44.9%
Store operating expenses	31.9%	33.0%
Other operating expenses	4.8%	3.1%
Marketing, general and administrative costs	17.1%	15.3%
Depreciation and amortization	7.4%	7.2%
Evaluation of business integration	0.9%	—
Store closure and lease termination costs	—	0.3%

Total cost of goods sold and operating expenses	106.0%	103.8%

Operating loss	(6.0)%	(3.8)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(7.2)%	(5.1)%
Income taxes	(0.3)%	*

Net loss	(7.5)%	(5.1)%

*	Amount is less than 0.1%

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. Management views EBITDA as a key indicator of our operating business performance, and EBITDA is the primary determinant in the computation of management incentive compensation.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-week periods ended
	June 27, 2004	June 29, 2003
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(976)	$(658)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	172	189
Income taxes	34	6
Depreciation and amortization	959	923

Earnings before interest, taxes, depreciation and amortization	$189	$460

Thirteen-Week Period Ended June 27, 2004 Compared To Thirteen-Week Period Ended June 29, 2003

Net Sales

Our net sales for First Quarter 2005 increased $159,000, to $13,038,000 as compared to net sales of $12,879,000 for First Quarter 2004. The increase in net sales was comprised as follows:

Total Company First Quarter 2005 compared to First Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(357)
Wholesale division	295
Specialty division	221

Total Company	$159

The Retail division sales decrease represented a 3.5% decrease compared to First Quarter 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase First Quarter 2005 compared to First Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(79)
Sales decrease from stores closed during Fiscal 2004	(356)
Sales increase from new store	78

Total Retail division	$(357)

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) for each of the four quarters of Fiscal 2003 and Fiscal 2004, and for First Quarter 2005, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the slowly improving economy, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) customers purchasing Tully’s coffee in supermarkets instead of Tully’s retail stores, and (iv) the relative levels of product innovation and marketing during each period.

One new store opened during Fiscal 2004 and produced a net sales increase of $78,000 for First Quarter 2005. During Fiscal 2004, we closed seven stores, resulting in a sales decrease of $356,000 in First Quarter 2005 as compared to First Quarter 2004.

Wholesale division net sales increased $295,000, or 17.9%, to $1,947,000 for the First Quarter 2005 from $1,652,000 for the First Quarter 2004. The increase reflects a $256,000 net sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees. Wholesale sales in the food service channel decreased by $74,000, primarily as the result of the transition to new distributors in the Pacific Northwest, which started in the second quarter of Fiscal 2004.

Net sales for the Specialty division increased by $221,000, or 25.0%, from $885,000 to $1,106,000 for the First Quarter 2005 as compared to First Quarter 2004. FOODX increased the number of its owned and franchised stores from 174 at the end of Fiscal 2004 to 197 as of June 27, 2004. The shift toward more local procurement by FOODX continued in First Quarter 2005, and the increased licensing royalties and coffee roasting fees paid to Tully’s and the increased amortization of deferred revenues more than offset the decrease in coffee sales to FOODX.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $50,000, or 0.9%, to $5,728,000 for the First Quarter 2005 as compared to First Quarter 2004, primarily due to the sales mix change in the Specialty division and to store closures. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 43.9% for First Quarter 2005 as compared to 44.9% for First Quarter 2004, primarily as a result of the shift in the mix of Specialty division sales described above and the greater percentage of total sales provided by the Specialty division in First Quarter 2005 compared to First Quarter 2004, and closure of stores with a higher-than-average ratio of occupancy costs to sales. These factors were partially offset by the effects of a higher percentage of total sales provided from the Wholesale division in First Quarter 2005, and by a lower gross margin in the Wholesale division in First Quarter 2005 than First Quarter 2004 due to sales discounts for the acquisition and development of new customers and new markets.

Other operating expenses (expenses associated with all operations other than retail stores) increased $222,000 or 54.8% to $627,000 during First Quarter 2005 from $405,000 in First Quarter 2004, primarily as the result of growth of the wholesale division and costs incurred by the Wholesale division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 4.8% for First Quarter 2005 from 3.1% in First Quarter 2004.

Marketing, general and administrative costs increased $252,000, or 12.8%, to $2,228,000 during First Quarter 2005 from $1,976,000 in First Quarter 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our CEO.

Depreciation and amortization expense increased $36,000, or 3.9%, to $959,000 for First Quarter 2005 from $923,000 in First Quarter 2004. The increase in depreciation and amortization expense reflects the relatively consistent level of depreciably property for both quarters.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $120,000 in First Quarter 2005 (no such costs were incurred in First Quarter 2004).

During First Quarter 2004, we incurred $35,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria. No such costs were incurred in First Quarter 2005.

Operating Loss

As a result of the factors described above, we had an operating loss of $781,000 for First Quarter 2005, which is an increased loss of $295,000 (60.7%) as compared to the operating loss of $486,000 during First Quarter 2004.

Other Income (Expense)

Interest expense decreased $8,000 or 6.5% to $116,000 for First Quarter 2005 as compared to $124,000 for First Quarter 2004 due to the decrease in our outstanding borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $976,000 for First Quarter 2005, which is an increase of $318,000, as compared to the net loss of $658,000 during First Quarter 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $189,000 for First Quarter 2005, which represents a decrease of $271,000 as compared to EBITDA of $460,000 during First Quarter 2004. Integration evaluation costs and CEO severance costs, in the aggregate amount of $522,000 incurred during the period, were significant reasons for the lower EBITDA in First Quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA

Cash provided by (used for):
Net loss	$(976)	$(658)
Adjustments for depreciation and other non-cash operating statement amounts	526	629

Net loss adjusted for non-cash operating statement amounts	(450)	(29)
Cash provided (used) for changes in assets and liabilities	573	74

Net cash provided by (used in) operating activities	123	45
Purchases of property and equipment	(90)	(168)
Net repayments of debt and capital leases	(214)	(216)

Other	21	4

Net decrease in cash and cash equivalents	$(160)	$(335)

Overall, our operating activities, investing activities, and financing activities used $160,000 of cash during First Quarter 2005 as compared to cash used of $335,000 during First Quarter 2004. Cash provided by operating activities in First Quarter 2005 was $123,000, an improvement of $78,000 compared to First Quarter 2004.

Investing activities used cash of $71,000 in First Quarter 2005 and $164,000 in First Quarter 2004. Cash used for capital expenditures was $90,000 in First Quarter 2005 and $168,000 in First Quarter 2004. We also acquired $12,000 of equipment in First Quarter 2005 and $250,000 in First Quarter 2004 through capitalized leases.

Financing activities used cash of $212,000 in First Quarter 2005 and $216,000 in First Quarter 2004. These financing activities consisted primarily of payments on our debt and capital leases. As described below, in First Quarter 2005, Kent Central and our convertible note holder agreed to extend the maturity of our credit facilities and our convertible promissory note.

As of June 27, 2004, Tully’s had cash and cash equivalents of $1,087,000, and a working capital deficit of $5,268,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line, subject to the limitations of the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

At June 27, 2004, we had total liabilities of $26,400,000 and total assets of $20,037,000, so that a deficit of $6,363,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for Tully’s to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at June 27, 2004 include deferred licensing revenues in the aggregate amount of $11,853,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, we expect to liquidate this deferred licensing royalty of $11,853,000 for less than $2,000,000 of future cash expenditures.

Cash requirements for Fiscal 2005, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2004 Annual Report on Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new stores and improvements to existing retail stores, acquisition of equipment and accounts receivable related to new Wholesale division customers, and purchase of roasting plant equipment. The level of capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2005, and our assessment during Fiscal 2005 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open up to twelve new stores in Fiscal 2005, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2005. Typically, a new store will require capital investment of approximately $200,000 to $250,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $300,000 to $1,000,000 in the remainder of Fiscal 2005. Some of these capital expenditures may be accomplished through operating or capital leases.

We expect that the continuing benefits from our improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At June 27, 2004, we had available borrowing capacity of $184,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). We believe that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan and the cash and cash equivalents of $1,087,000 at June 27, 2004 will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

In Fiscal 2005, we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results should differ unfavorably from the Fiscal 2005 business plan, it could become necessary for us to seek additional capital during Fiscal 2005. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of our long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations, which mature in Fiscal 2006. Further, the lender under our the credit facilities and the guarantors of that debt have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (described in Note 9 of the Notes to the Condensed Consolidated Financial Statements) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering. We are currently evaluating possible sources of new capital, which may include new debt or new convertible debt.

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

SEASONALITY

Our business is subject to seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to all three divisions, Retail, Wholesale and Specialty. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our licensees and franchisees) or the closure of stores not meeting our expectations. Because of the seasonality of Tully’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

An investment in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition and results of operations could suffer. In these circumstances, the fair value of our securities could decline, and you may lose all or part of your investment.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the thirteen-week period ended June 27, 2004. As of June 27, 2004, our accumulated deficit was $89 million. We cannot assure you that we will ever become or remain profitable.

Our credit facilities restrict our operating flexibility and ability to raise additional capital. If we were to default under the facilities, the lender, the guarantors, or both would have a right to seize our assets.

The terms of the Kent Central LLC credit facilities, and a related agreement among Tully’s and certain directors and shareholders who are guarantors of our borrowings under the credit facilities, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of our borrowings in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of our other creditors and shareholders.

We will require a significant amount of cash, which may not be available to us, to service our debt and to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations and typically operate with minimal or deficit working capital. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. We will need to raise additional capital in the future to fund growth of the business and repayment of debt and other long-term obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

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

Mr. Anthony Gioia, our president and chief executive officer (CEO), resigned as an officer and director of Tully’s effective as of July 11, 2004. We expect to replace Mr. Gioia. It is possible that we will be required to operate under interim executive leadership for a period. When a new executive is employed in the CEO capacity, that person may not concur with our current management strategies and may implement changes in our strategy. Further, even if the new CEO does agree with our current strategies, the new executive’s unfamiliarity with our business and operations could cause delays in implementing our strategy, which could cause our business and results of operations to suffer.

Future growth may make it difficult to effectively allocate our resources and manage our business.

Future growth of our business could strain our management, production, financial and other resources. We cannot assure you that we will be able to manage any future growth effectively. Any failure to manage our growth effectively could have an adverse effect on our business, financial condition and results of operations. To manage our growth effectively, we must:

•	improve the productivity of our retail stores,

•	differentiate our retail concept from those of our competition in order to attract new customers, without losing the key elements of the Tully’s store concept that appeal to current customers,

•	provide consumer-focused initiatives to improve the movement of our products through the food service and supermarket and other wholesale channels,

•	add production capacity while maintaining high levels of quality and efficiency,

•	continue to enhance our operational, financial and management systems, and

•	successfully attract, train, manage and retain our employees.

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

We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products, such as ice cream and blended drink mixes, are produced by one or two suppliers specifically for Tully’s. In Fiscal 2004, three suppliers each provided approximately ten percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and Sysco Food Services (broad line food services distributors) and List & Beisler (a coffee broker). If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience temporary interruptions in the product availability while establishing replacement supplies, and our results of operations could temporarily suffer.

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

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Pacific Northwest, San Francisco, Los Angeles and Japanese markets we currently serve may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas. Our retail store operations, and to a lesser extent, our Wholesale and Specialty divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

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

We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and for qualified personnel to operate both new and existing stores. We may not be able to continue to secure adequate sites at acceptable rent levels or attract a sufficient number of qualified workers. These factors could impact our plans for expansion and our ability to operate existing stores. Similar factors could impact our Wholesale division customers and our Specialty customers, and could adversely affect our plans to increase our revenues from those customers.

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

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers’ budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. Adverse economic trends could be further adverse impact on our revenues.

Risks Relating to our Capital Stock

The rights offering may not mitigate the risk regarding possible future preemptive rights claims and our ability to engage in future financing and strategic transactions might be limited. The rights offering many not prove to be an effective defense against future preemptive rights claims and any issuances of capital stock to satisfy those claims could dilute your equity interest or any payments to satisfy these claims could adversely affect our financial position.

We are engaging in the rights offering at this time because we believe our ability to engage in financing or strategic transactions may be limited by the possibility of future claims asserting that we issued shares without providing our shareholders the opportunity to exercise their preemptive rights. We believe this rights offering will provide Tully’s with an affirmative defense against any future claim asserting that we issued shares without providing shareholders the opportunity to exercise their preemptive rights. If the rights offering or any other defense we may have does not prove to be an effective defense to any such future claim, or if we do not complete the rights offering, it may limit our ability to engage in financing or strategic transactions, or we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights were violated. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

Future sales of equity securities could dilute your ownership interest.

If we raise additional funds through the issuance of equity, convertible debt or other securities, current shareholders could experience dilution and the securities issued to the new investors could have rights or preferences senior to those of shares of Common Stock.

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

There is currently no public market for shares of our Common Stock or our preferred stock, and consequently liquidity of an investment in our capital stock currently is limited and independent objective stock valuations are not readily determinable. Whether Tully’s would ever “go public” and, if so, the timing and particulars of such a transaction, would be determined by our evaluation of the market conditions, strategic opportunities and other important factors at the time, based on the judgment of our management, Board of Directors and professional advisors. There can be no assurance that such a public market will ever become available for our Common Stock or preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent approximately three percent of our net sales. At the present time, we do not hedge foreign currency risk, but may hedge known transaction exposure in the future. We estimate that an unfavorable ten percent change in the U.S. dollar/Yen currency exchange rates could reduce operating income by $100,000 to $200,000 annually.

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of June 27, 2004, we had approximately $2,800,000 in fixed-price purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $400,000 to $500,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the First Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We have not been provided sufficient information to evaluate the position of the Japanese tax authorities, or to evaluate the validity of the FOODX claim for indemnification. We believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES

Tully’s issued and sold securities in the transactions described below during First Quarter 2005. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to guarantors of the KCL Credit Line in First Quarter 2005 (with an exercise price of $0.05 per share) as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11*	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Current Reports on Form 8-K

Form 8-K, dated May 12, 2004 – Item 9 – Regulation FD Disclosure. On May 12, 2004, we issued a press release about the cessation of discussions with FOODX Globe Co. Ltd. (“FOODX”), the parent of our licensee Tully’s Coffee Japan, about the possibility of integrating Tully’s Coffee Corporation and FOODX.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 11, 2004.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal executive officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11*	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002