Form 10-Q
period 2004-09-26
TULLYS COFFEE CORP
filed 2004-11-10
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	16,630,770
(Title of Each Class)	Number of Shares Outstanding at October 31, 2004

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended September 26, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Factors That May Affect Our Future Results” in this report, the following possible events or factors could cause our actual results to differ materially:

•	future sources of financing may not be available when needed or may not be available on terms favorable to Tully’s;

•	our growth strategy may not succeed if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

•	our marketing and new product introduction strategies may not succeed;

•	our strategies for reductions of cost and improvement of gross margins may not succeed;

•	competition within the retail specialty coffee market is strong and may intensify;

•	competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement or increased price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

•	adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

•	natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2004 (unaudited)	March 28, 2004
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$863	$1,247
Accounts receivable, net of allowance for doubtful accounts of $179 and $134 at September 26, 2004 and March 28, 2004, respectively	1,953	889
Inventories	2,288	2,170
Prepaid expenses and other current assets	597	664

Total current assets	5,701	4,970
Property and equipment, net	12,450	14,004
Goodwill, net	523	523
Other intangible assets, net	823	874
Other assets	531	573

Total assets	$20,028	$20,944

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,276	$2,177
Accrued liabilities	4,341	3,949
Current portion of long-term debt	2,933	912
Current portion of capital lease obligation	212	233
Convertible promissory note, net of discount	2,988	—
Deferred revenue	1,909	2,124

Total current liabilities	15,659	9,395
Long-term debt, net of current portion	—	2,167
Capital lease obligation, net of current portion	120	203
Deferred lease costs	1,428	1,406
Convertible promissory note, net of discount	—	2,931
Deferred licensing revenue, net of current portion	9,377	10,296

Total liabilities	26,584	26,398

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at September 26, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,630,770 and 16,491,187 shares issued and outstanding at September 26, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,419 (September 26, 2004) and $37,105 (March 28, 2004)	9,300	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at September 26, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(14)	(74)
Additional paid-in capital	27,803	27,738
Accumulated deficit	(89,194)	(87,953)

Total stockholders’ deficit	(6,556)	(5,454)

Total liabilities and stockholders’ deficit	$20,028	$20,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$12,274	$12,565	$24,231	$24,752
Licenses, royalties, and fees	516	236	1,030	468
Recognition of deferred revenue	566	495	1,133	955

Net sales	13,356	13,296	26,394	26,175

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,094	6,011	11,822	11,789
Store operating expenses	4,289	4,329	8,446	8,577
Other operating expenses	731	489	1,358	894
Marketing, general and administrative costs	1,539	1,734	3,767	3,710
Depreciation and amortization	801	925	1,760	1,848
Evaluation of business integration opportunity	—	—	120	—
Store closure and lease termination costs	1	110	1	145

Total cost of goods sold and operating expenses	13,455	13,598	27,274	26,963

Operating loss	(99)	(302)	(880)	(788)

Other income (expense)
Interest expense	(123)	(132)	(239)	(256)
Interest income	—	1	1	2
Miscellaneous income	13	23	24	46
Loan guarantee fee expense	(56)	(66)	(113)	(132)

Total other income (expense)	(166)	(174)	(327)	(340)

Loss before income taxes	(265)	(476)	(1,207)	(1,128)
Income taxes	—	(7)	(34)	(13)

Net loss	$(265)	$(483)	$(1,241)	$(1,141)

Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,549	16,447	16,529	16,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,241)	$(1,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,760	1,848
Store closure and lease termination costs	1	145
Non-cash interest expense	93	57
Employee stock option compensation expense	12	47
Loan guarantee fee expense	113	132
Provision for doubtful accounts	45	45
Loss (gain) on sale of property and equipment	4	(1)
Recognition of deferred licensing revenues	(1,133)	(954)
Changes in assets and liabilities
Accounts receivable	(1,109)	(311)
Inventories	(67)	444
Prepaid expenses and other assets	36	375
Accounts payable	1,099	(511)
Accrued liabilities	394	285
Proceeds from deferred licensing revenues	—	500
Deferred lease costs	21	(47)

Net cash provided by operating activities	28	913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(192)
Proceeds from sale of property and equipment	19	20

Net cash used in investing activities	(174)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	350	—
Payment of credit lines	(377)	(65)
Payments on long-term debt and capital leases	(224)	(275)
Proceeds from exercise of stock options	11	—
Proceeds from exercise of warrants	2	7

Net cash used in financing activities	(238)	(333)

Net increase (decrease) in cash and cash equivalents	(384)	408
Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$863	$1,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$67	$105
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen-week periods ended September 26, 2004 (“Second Quarter 2005”), the twenty-six week period ended September 26, 2004, the thirteen-week period ended September 28, 2003 (“Second Quarter 2004”), and the twenty-six week period ended September 28, 2003 are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our annual report on Form 10-K, SEC File No. 000-26829, for Fiscal 2004.

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure-only provisions of SFAS No. 148. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Tully’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-week periods ended		Twenty-Six week periods ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$4	$26	$12	$47
Pro forma	$12	$33	$10	$54
Net loss-as reported	$(265)	$(483)	$(1,241)	$(1,141)
Net loss-pro forma	$(273)	$(490)	$(1,239)	$(1,148)
Basic and diluted loss per common share
As reported	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Pro forma	$(0.02)	$(0.03)	$(0.07)	$(0.07)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Liquidity

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base, reflecting management’s view that Tully’s has sufficiently developed our brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. During the twenty-six week periods ended September 26, 2004, and September 28, 2003, our operating cash flow was sufficient to cover our cost of goods sold and operating expenses (cash of $28,000 and $913,000 was provided by operations for the twenty-six week periods ended September 26 2004, and September 28, 2003, respectively).

We expect that our operating improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005, which has reduced the required principal payments under those debt instruments during Fiscal 2005 (See Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements). We believe that the operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $863,000 at September 26, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves.

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

At September 26, 2004, we had total liabilities of $26,584,000 and total assets of $20,028,000, so that a deficit of $6,556,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at September 26, 2004 include deferred revenue in the aggregate amount of $11,286,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,286,000 at September 26, 2004) for less than $2,000,000 of future cash expenditures.

As of September 26, 2004 we had cash and cash equivalents of $863,000, and a working capital deficit of $9,958,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Subject to the limitations of the Second KCL Line (see Note 4 of the Notes to the Condensed Consolidated Financial Statements), increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides Tully’s with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

3. Inventories

Inventories consist of the following:

	September 26, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Coffee
Unroasted coffee	$871	$678
Roasted coffee	652	682
Other goods held for sale	407	467
Packaging and other	358	343

Total	$2,288	$2,170

As of October 31, 2004, we had approximately $2,200,000 in fixed-price coffee purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price coffee purchase commitments for Fiscal 2006.

4. Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with Kent Central LLC (“KCL”) (the “KCL Credit Line”). On March 3, 2003, KCL and Tully’s amended the promissory note for the KCL Credit Line, providing an additional borrowing facility for Tully’s (the “Second KCL Line”). Borrowings under the KCL Credit Line and the Second KCL Line are secured by substantially all of our assets and certain of our directors and shareholders (the “Guarantors”) have, in the aggregate, guaranteed $2,000,000 of the borrowings under these credit lines.

On June 24, 2004, Tully’s and KCL amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines (the “KCL Third Amendment”). Tully’s is required to make monthly payments of principal for the KCL Credit Line in the amount of $70,000, in addition to any payments required as the result of asset sales or the sale of new equity (these principal payments also reduce the maximum amount which may be borrowed under the KCL Credit Line). Under the KCL Third Amendment, no loan fees are payable during the remainder of the term, and the interest rate for both the KCL Credit Line and the Second KCL line will be 12% per year commencing October 1, 2004. Effective June 24, 2004, maximum borrowings under the Second KCL line may not exceed $750,000. On August 1, 2005, Tully’s is required to repay the remaining obligations under the KCL Credit Line and the Second KCL Line. The guarantors consented to the modification of the KCL facilities in the KCL Third Amendment. At September 26, 2004 the annual interest rate (exclusive of loan fees) for the KCL Credit Line was 4.25% and for the Second KCL Line was 8.75%.

Obligations under the KCL credit facilities and other long-term debt consist of the following:

	September 26, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Borrowings under the KCL Credit Line	$2,200	$2,577
Borrowings under the Second KCL Line	730	380
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	117
Other	3	5

	2,933	3,079
Less: Current portion	(2,933)	(912)

Total	$—	$2,167

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

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $120,000 during the thirteen week period ended June 27, 2004 (“First Quarter 2005”). No such fees were incurred during the Second Quarter 2005.

7. Commitments and contingencies

President Severance Commitment

In April 2004, Tully’s accepted the resignation of our then-president effective July 11, 2004, and agreed to pay him severance compensation of $424,000 in varying installments over a twenty-four month period starting in July 2004. This obligation was accrued during the First Quarter 2005.

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

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that FOODX has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We are in discussion with the Japanese tax authorities and FOODX regarding this matter, but our investigation is still in its initial stages. We believe that the original withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to further investigate and to vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at September 26, 2004.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

8. Stock options and warrants

Options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $0.30 per share for options granted in Second Quarter 2005.

Option grants to employees and directors and deferred stock compensation for the twenty-six week period ended September 26, 2004 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.30	54,000
$0.31	96,000	—

Total grants to employees and directors in First Quarter 2005	150,000	—
Deferred Stock Compensation at March 28, 2004		$74
Less - amount recognized as stock option expense during the twenty-six week period ended September 26, 2004		(12)
Less - deferred stock compensation reversal on unvested stock options cancelled during the twenty-six week period ended September 26, 2004		(48)

Deferred Stock Compensation at September 26, 2004		$14

On October 6, 2004, our new president was granted options to purchase shares of common stock as follows:

Options vest and become exercisable	Exercise Price	Number of Shares
November 1, 2004	$0.01	100,000
November 1, 2005	$0.01	100,000
November 1, 2006	$1.50	100,000
November 1, 2007	$2.00	100,000
November 1, 2008	$2.50	100,000

Total		500,000

Warrants

Tully’s had warrants outstanding to purchase 9,594,130 and 8,641,490 shares of common stock as of September 26, 2004 and September 28, 2003, respectively, at exercise prices ranging from $0.01 to $0.33 per share. At September 26, 2004, the weighted average exercise price of the outstanding warrants was $0.24 per share.

In consideration for guaranteeing Tully’s obligations under the KCL Credit Facilities, Tully’s is required to issue warrants to the Guarantors to purchase 30.86 shares of common stock, at an exercise price of $0.05 per share, for each $1,000 of debt guaranteed during a month. Thus, if our borrowings from KCL are $2,000,000 or more during each month of a year, we would issue warrants exercisable for an aggregate of 740,640 shares of common stock for the year. Tully’s is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value of our common stock at the date of grant of the warrants.

Through October 31, 2004, we had issued warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued April 2004 for the Fiscal Quarter March 28, 2004	111,096	74,064	185,160
Warrants issued July 2004 for the Fiscal Quarter Ended June 27, 2004	111,096	74,064	185,160
Warrants issued October 2004 for the Fiscal Quarter Ended September 26, 2004	111,096	74,064	185,160

Total Warrants Issued	851,736	546,002	1,397,738

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

The primary rights and under-subscription privileges may be exercised in whole, in part, or not at all. The securities covered by the rights offering are being offered on an “any or all basis,” which means that we may accept payment for securities sold pursuant to any subscription received even if all of the securities offered are not subscribed for in the offering. We have not set a minimum level for the completion of this proposed offering, and we are unable to anticipate the extent to which the rights and under-subscription privileges will be exercised. However, we expect that the subscriptions under the primary rights and under-subscription privileges will be substantially less than the maximum number of shares of common stock and investment units offered in this proposed offering. Completion of the rights offering depends upon shareholder approval of a proposal to amend the articles of incorporation to increase the number of authorized shares of Series A Preferred Stock and a corresponding increase in the total authorized shares of capital stock of Tully’s.

If the rights offering does not prove to be an effective defense to any future claim asserting that we issued shares in violation of the preemptive rights of our shareholders, or if we do not complete the rights offering, we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights may not have been satisfied. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

The securities proposed to be offered in the rights offering are summarized as follows:

Description of Shares and Historical Offering Price:	Estimated Number of Securities to Be Offered
Common stock priced at $0.333 per share	220,000 shares
Common stock priced at $1.50 per share	490,000 shares
Common stock priced at $1.75 per share	180,000 shares
Common stock priced at $2.25 per share	860,000 shares

Investment units (each unit consisting of four shares Series A Convertible Preferred stock and warrants to purchase two shares Common stock with an exercise price of $0.33) priced at $10.00 per investment unit

3,550,000 units

As of September 26, 2004, we have incurred approximately $209,000 in rights offering costs, which are included in other assets.

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

The tables below present information by operating segment:

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,852	$10,508	$19,837	$20,850
Wholesale division	2,406	1,989	4,353	3,641
Specialty division	1,098	799	2,204	1,684

Total net sales	$13,356	$13,296	$26,394	$26,175

Operating income/(loss)
Retail division	$391	$577	$1,011	$1,231
Wholesale division	177	321	266	623
Specialty division	1,034	723	2,092	1,462
Corporate and other expenses (1)	(1,672)	(1,933)	(4,184)	(4,055)
Interest and other, net	(195)	(171)	(426)	(402)

Net Loss	$(265)	$(483)	$(1,241)	$(1,141)

Depreciation and amortization
Retail division	$564	$658	$1,228	$1,309
Wholesale division	75	77	170	144
Specialty division	* *	* *	* *	* *
Corporate and other expenses	162	190	362	395

Total depreciation and amortization	$801	$925	$1,760	$1,848

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for the Twenty-six Weeks ended September 26, 2004 include $120,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our then-president.

11. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common stock equivalents.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of September 26, 2004 and September 28, 2003, there were outstanding options and warrants convertible into 36,139,190 and 35,494,871 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for Second Quarter 2005 and Second Quarter 2004 because the effect of these instruments on the calculation would have been antidilutive.

12. Comprehensive Loss

There were no components of other comprehensive income (loss) other than net loss during the twenty-six week periods ended September 26, 2004 and September 28, 2003, so that net loss equaled comprehensive loss in each of these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen-week periods ended September 26, 2004 (“Second Quarter 2005”) and September 28, 2003 (“Second Quarter 2004”) and the twenty-six week periods ended September 26, 2004 (“Six Months Fiscal 2005”), and September 28, 2003 (“Six Months Fiscal 2004”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in Tully’s Fiscal 2004 Annual Report on Form 10-K. We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.”

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks. Fiscal 2005 will include 53 weeks.

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for the Six Months Fiscal 2005, Tully’s derived approximately 75.2% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales (for the Six Months Fiscal 2005, Tully’s derived approximately 16.5% of its net sales from the Wholesale division), and

•	Specialty division, which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities (for the Six Months Fiscal 2005, Tully’s derived approximately 8.3% of its net sales from the Specialty division).

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

Our operating results for the Six Months Fiscal 2005 were affected by strategic decisions we made during the period and preceding periods. During the thirteen-week period ended June 27, 2004 (“First Quarter 2005”) we ceased discussions regarding the possible integration of Tully’s and our licensee for Japan, FOODX Globe Co. Ltd (“FOODX”). These discussions affected the Six Months Fiscal 2005 results through $120,000 of costs and through the application of management time. In First Quarter 2005 we accrued $402,000 of severance and other costs in connection with the resignation of our then-president.

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Loss	Net Loss
Six Months Fiscal 2005 Operating Results
As reported	$904	$(880)	$(1,241)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back-costs related to resignation of then - president	402	402	402

Operating Results, exclusive of costs in connection with business integration evaluation and resignation of then-president	$1,426	$(358)	$(719)

Comparative Operating Results for the Six Months Fiscal 2004	$1,106	$(788)	$(1,141)

In the Six Months Fiscal 2005, our Retail division’s contribution decreased compared to the same period ended September 28, 2003. Retail division operating income decreased $220,000 (17.9%) to $1,011,000, and comparable store sales decreased 2.5%. The results of our Retail division’s summer seasonal product offerings and our summer marketing programs did not meet our expectations. Our Wholesale division reported a $712,000 (19.6%) increase in net sales for the Six Months Fiscal 2005 compared to the Six Months Fiscal 2004. Under our strategy to expand the customer base and reach new geographic markets for our Wholesale division in the food service and grocery channels, we are incurring incremental customer sales discounts and operating costs. As a result, Wholesale division operating income for the Six Months Fiscal 2005 decreased by $357,000 (57.3%) compared to the Six Months Fiscal 2004. In the Six Months Fiscal 2005, our Specialty division reported a net increase of 32 licensed international stores and four U.S. franchised and licensed stores. Specialty division net sales increased by $520,000 (30.9%) and Specialty division operating profits increased by $630,000 (43.1%) for the Six Months Fiscal 2005 compared to the Six Months Fiscal 2004.

During the Six Months Fiscal 2005, our operating cash flow covered our cost of goods sold and operating expenses, and $28,000 cash was provided by operations for the Six Months Fiscal 2005. Management expects that the continuing benefits from the improvement initiatives will result in improved operating results in Fiscal 2005 compared to Fiscal 2004, although we expect to incur a net loss (inclusive of financing costs, depreciation and amortization expense) in Fiscal 2005. As described below under “Liquidity and Capital Resources,” we believe that our operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $863,000 at September 26, 2004, will be sufficient to fund our ongoing operations through Fiscal 2005.

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003
STORES OPERATED BY TULLY’S:
Beginning of the period	94	100

Closed stores	(1)	(5)

End of the period	93	95

LICENSEES AND FRANCHISEES (end of period):
International licensees	207	134
U.S. franchisees and licensees	5	—

Total International and U.S. franchisees and licensees	212	134

Total retail stores at end of the period	305	229

Results of Operations

Earnings before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. Management views EBITDA as a key indicator of our operating business performance and EBITDA is the primary determinant in the computation of management incentive compensation.

Regulation S-K (Item 10(e)) under the Securities Exchange Act of 1934 defines and prescribes the conditions for use of certain non-GAAP financial information in quarterly and annual reports filed with the SEC. We believe that our “EBITDA” information, which meets the definition of a non-GAAP financial measure, is important supplemental information to investors.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003	September 26, 2004		September 28, 2003
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(265)	$(483)	$(1,241	)*	$(1,141)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	179	197	351		386
Income taxes	—	7	34		13
Depreciation and amortization	801	925	1,760		1,848

Earnings before interest, taxes, depreciation and amortization	$715	$646	$904	*	$1,106

*	Six Months Fiscal 2005 net loss and EBITDA include $120,000 of costs for evaluation of business integration opportunity and $402,000 of costs in connection with the resignation of Tully’s then-president

Second Quarter 2005 Compared To Second Quarter 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-week Periods Ended
	September 26, 2004	September 28, 2003
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.9%	94.5%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.2%	3.7%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.6%	45.2%
Store operating expenses	32.1%	32.6%
Other operating expenses	5.5%	3.7%
Marketing, general and administrative costs	11.5%	13.0%
Depreciation and amortization	6.0%	7.0%
Store closure and lease termination costs	*	0.8%

Total cost of goods sold and operating expenses	100.7%	102.3%

Operating loss	(0.7)%	(2.3)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(2.0)%	(3.6)%
Income taxes	*	*

Net loss	(2.0)%	(3.6)%

*	Amount is less than 0.1%

Net Sales

Our net sales for Second Quarter 2005 increased $60,000, to $13,356,000 as compared to net sales of $13,296,000 for Second Quarter 2004. The increase in net sales was comprised as follows:

Total company Second Quarter 2005 compared to Second Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(656)
Wholesale division	417
Specialty division	299

Total company	$60

The Retail division sales decrease represented a 6.2% decrease compared to Second Quarter 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase Second Quarter 2005 compared to Second Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(422)
Sales decrease from stores closed during Fiscal 2004 and Fiscal 2005	(335)
Sales increase from new store	101

Total Retail division	$(656)

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) for each of the four quarters of Fiscal 2003 and Fiscal 2004, First Quarter 2005, and for Second Quarter 2005 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the slowly improving economy, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) customers purchasing Tully’s coffee in supermarkets instead of Tully’s retail stores, (iv) the relative levels of product innovation and marketing during each period, and (v) the relative effectiveness of seasonal product and marketing programs. In Second Quarter 2005, we believe that the primary reason for the comparable store sales decrease was the summer seasonal product offerings and summer marketing programs that did not meet our expectations.

One new store opened during Fiscal 2004 and produced a net sales increase of $101,000 for Second Quarter 2005. During Second Quarter 2005 we closed one store and in Fiscal 2004 we closed seven stores, resulting in a sales decrease of $335,000 in Second Quarter 2005 as compared to Second Quarter 2004.

Wholesale division net sales increased $417,000, or 21.0%, to $2,406,000 for the Second Quarter 2005 from $1,989,000 for the Second Quarter 2004. The increase reflects a $387,000 net sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees. Wholesale sales in the food service channel also increased by $40,000, reflecting the growth of new distributors added during the past five fiscal quarters.

Net sales for the Specialty division increased by $299,000, or 37.4%, from $799,000 to $1,098,000 for the Second Quarter 2005 as compared to Second Quarter 2004. Our Japanese licensee, FOODX, has increased the number of its owned and franchised stores from 134 at the end of Second Quarter 2004 to 207 as of the end of Second Quarter 2005. The shift toward more local procurement by FOODX has continued in Fiscal 2005, and the increased licensing royalties and coffee roasting fees paid to Tully’s resulting from this shift and the growth of the FOODX business more than offset the decrease in coffee sales to FOODX resulting from this shift.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $83,000, or 1.4%, to $6,094,000 for the Second Quarter 2005 as compared to Second Quarter 2004, primarily due to increased product sales volumes in the Wholesale division, partially offset by lower cost of good sold from the sales mix change in the Specialty division, lower Retail division sales and occupancy costs eliminated from closed stores. As a percentage of net sales, cost of goods sold and related occupancy costs increased by 0.4 percentage points to 45.6% for Second Quarter 2005 as compared to 45.2% for Second Quarter 2004, reflecting the relative increase of Wholesale division sales (which have a higher cost of goods sold percentage) compared to Retail division sales.

Store operating expenses decreased $40,000, or 0.9%, to $4,289,000 in Second Quarter 2005 from $4,329,000 in Second Quarter 2004 as the result of closure of stores. As a percentage of net sales, store operating expenses decreased to 32.1% for Second Quarter 2005 compared to 32.6% for Second Quarter 2004.

Other operating expenses (expenses associated with all operations other than retail stores) increased $242,000 or 49.5% to $731,000 during Second Quarter 2005 from $489,000 in Second Quarter 2004, primarily as the result of growth of the wholesale division and costs incurred by the Wholesale division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.5% for Second Quarter 2005 from 3.7% in Second Quarter 2004.

Marketing, general and administrative costs decreased $195,000, or 11.2%, to $1,539,000 during Second Quarter 2005 from $1,734,000 in Second Quarter 2004, reflecting our continued efforts to improve our operating performance and efficiency.

Depreciation and amortization expense decreased $124,000, or 13.4%, to $801,000 for Second Quarter 2005 from $925,000 in Second Quarter 2004. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges in previous fiscal years.

During Second Quarter 2005, we incurred $1,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria, as compared to $110,000 of such costs in Second Quarter 2004.

Operating Loss

As a result of the factors described above, we had an operating loss of $99,000 for Second Quarter 2005, which is an improvement of $203,000 (67.2%) as compared to the operating loss of $302,000 for Second Quarter 2004.

Other Income (Expense)

Interest expense decreased $9,000 or 6.8% to $123,000 for Second Quarter 2005 as compared to $132,000 for Second Quarter 2004 due to the decrease in our outstanding borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $265,000 for Second Quarter 2005, which is an improvement of $218,000 (45.1%), as compared to the net loss of $483,000 during Second Quarter 2004.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $715,000 for Second Quarter 2005, which represents an increase of $69,000 (10.7%) as compared to EBITDA of $646,000 for Second Quarter 2004.

Six Months Fiscal 2005 Compared To Six Months Fiscal 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.8%	94.6%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.3%	3.6%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	44.8%	45.0%
Store operating expenses	32.0%	32.8%
Other operating expenses	5.1%	3.4%
Marketing, general and administrative costs	14.3%	14.2%
Depreciation and amortization	6.7%	7.1%
Evaluation of business integration	0.5%	—
Store closure and lease termination costs	*	0.6%

Total cost of goods sold and operating expenses	103.3%	103.1%

Operating loss	(3.3)%	(3.1)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(4.6)%	(4.4)%
Income taxes	(0.1)%	*

Net loss	(4.7)%	(4.4)%

*	Amount is less than 0.1%

Net Sales

Our net sales for the Six Months Fiscal 2005 increased $219,000, to $26,394,000 as compared to net sales of $26,175,000 for the Six Months Fiscal 2004. The increase in net sales was comprised as follows:

Total company Six Months Fiscal 2005 compared to Six Months Fiscal 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(1,013)
Wholesale division	712
Specialty division	520

Total company	$219

The Retail division sales decrease represented a 4.9% decrease compared to the Six Months Fiscal 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2005 compared to Six Months Fiscal 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(501)
Sales decrease from stores closed during Fiscal 2004 and Fiscal 2005	(685)
Sales increase from new store	173

Total Retail division	$(1,013)

One new store opened during Fiscal 2004 and produced a net sales increase of $173,000 for the Six Months Fiscal 2005. During Six Months Fiscal 2005 we closed one store and in Fiscal 2004 we closed seven stores, resulting in a sales decrease of $685,000 for the Six Months Fiscal 2005 as compared to Six Months 2004.

Wholesale division net sales increased $712,000, or 19.6%, to $4,353,000 for the Six Months Fiscal 2005 from $3,641,000 for the same period ended September 28, 2003. The increase reflects a $598,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees. Wholesale sales in the food service channel decreased by $66,000, primarily as the result of the transition to new distributors in the Pacific Northwest, which started in the Second Quarter 2004.

Net sales for the Specialty division increased by $520,000, or 30.9%, from $1,684,000 to $2,204,000 for the Six Months Fiscal 2005 as compared to the Six Months Fiscal 2004 as the result of the growth in the number of licensed Tully’s stores in Japan and the shift toward more local procurement by FOODX, described above.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $33,000, or 0.3%, to $11,822,000 during the Six Months Fiscal 2005 as compared to the same period ended September 28, 2003, primarily due to increased product sales volumes in the Wholesale division, partially offset by lower cost of good sold from the sales mix change in the Specialty division, the lower Retail division sales, and occupancy costs eliminated from closed stores. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 44.8% for the Six Months Fiscal 2005 as compared to 45.0% for the Six Months Fiscal 2004, primarily as a result of the shift in the mix of Specialty division sales described above and the greater percentage of total sales provided by the Specialty division, and closure of stores with a higher-than-average ratio of occupancy costs to sales. These factors were partially offset by the effects of a higher percentage of total sales provided from the Wholesale division, and by a lower gross margin in the Wholesale division due to sales discounts for the acquisition and development of new customers and new markets.

Store operating expenses decreased $131,000, or 1.5% to $8,446,000 during the Six Months Fiscal 2005 from $8,577,000 as compared to the same period ended September 28, 2003. As a percentage of net sales, store operating expenses decreased to 32.0% for the Six Months Fiscal 2005 compared to 32.8% for Six Months Fiscal 2004.

Other operating expenses (expenses associated with all operations other than retail stores) increased $464,000 or 51.9% to $1,358,000 during the Six Months Fiscal 2005 from $894,000 for the same period ended September 28, 2003, primarily as the result of growth of the wholesale division and costs incurred by the Wholesale division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.1% for the Six Months Fiscal 2005 from 3.4% for the same period ended September 28, 2003.

Marketing, general and administrative costs increased $57,000, or 1.5%, to $3,767,000 during the Six Months Fiscal 2005 from $3,710,000 for the same period ended September 28, 2003, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, offset by cost reductions resulting from our efforts to improve operating performance and efficiency.

Depreciation and amortization expense decreased $88,000, or 4.8%, to $1,760,000 for the Six Months Fiscal 2005 from $1,848,000 for the same period ended September 28, 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $120,000 in the Six Months Fiscal 2005 (no such costs were incurred in the Six Months Fiscal 2004).

During the Six Months Fiscal 2005, we incurred $1,000 of store closure and lease termination costs in connection with the closure of one store. During the Six Months Fiscal 2004, we incurred $145,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria.

Operating Loss

As a result of the factors described above, we had an operating loss of $880,000 for the Six Months Fiscal 2005, which is an increased loss of $92,000 (11.7%) as compared to the operating loss of $788,000 during the Six Months Fiscal 2004.

Other Income (Expense)

Interest expense decreased $17,000 or 6.6% to $239,000 for the Six Months Fiscal 2005 as compared to $256,000 for the Six Months Fiscal 2004 due to the net repayment of borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $1,241,000 for the Six Months Fiscal 2005, which is an increase of $100,000, as compared to the net loss of $1,141,000 for the Six Months Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $904,000 for the Six Months Fiscal 2005, which represents a decrease of $202,000 as compared to EBITDA of $1,106,000 during the Six Months Fiscal 2004. Integration evaluation costs and president severance costs, in the aggregate amount of $522,000 incurred during the Six Months Fiscal 2005, were significant reasons for the lower EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-Six Week Periods Ended
	September 26, 2004	September 28, 2003
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,241)	$(1,141)
Adjustments for depreciation and other non-cash operating statement amounts	895	1,319

Net loss adjusted for non-cash operating statement amounts	(346)	178
Cash provided by changes in assets and liabilities	374	735

Net cash provided by operating activities	28	913
Purchases of property and equipment	(193)	(192)
Net borrowings (repayments) of debt and capital leases	(251)	(340)
Other	32	27

Net increase (decrease) in cash and cash equivalents	$(384)	$408

Overall, our operating activities, investing activities, and financing activities used $384,000 of cash during the Six Months Fiscal 2005 as compared to cash provided of $408,000 during the Six Months Fiscal 2004. Cash provided by operating activities during the Six Months Fiscal 2005 was $28,000, a decrease of $885,000 from the Six Months Fiscal 2004. The decrease in cash provided by operating activities reflects $500,000 received in Six Months Fiscal 2004 related to amendment of the FOODX licensing agreement (compared to $0 in Six Months Fiscal 2005), and increased investment in inventories and accounts receivable (partially offset by increased accounts payable) in Six Months Fiscal 2005 associated primarily with the increased Wholesale division business levels.

Investing activities used cash of $174,000 during the Six Months Fiscal 2005 and $172,000 during the Six Months Fiscal 2004. Cash used for capital expenditures was $193,000 during the Six Months Fiscal 2005 and $192,000 during the Six Months Fiscal 2004. We also acquired $12,000 of equipment during the Six Months Fiscal 2005 and $250,000 during the Six Months Fiscal 2004 through capitalized leases.

Financing activities used cash of $238,000 during the Six Months Fiscal 2005 and $333,000 during the Six Months Fiscal 2004. These financing activities consisted primarily of payments on our debt and capital leases. As described below, in First Quarter 2005, KCL and our convertible note holder, respectively, agreed to extend the maturity of our credit facilities and our convertible promissory note.

As of September 26, 2004, Tully’s had cash and cash equivalents of $863,000, and a working capital deficit of $9,958,000. Our credit lines and our convertible note mature on August 1, 2005 and therefore during Second Quarter 2005 these became current obligations included in the computation of working capital deficit. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. We expect that our investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Increases in accounts receivable will generally increase our borrowing capacity under our credit lines, subject to the limitations of such lines. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

At September 26, 2004, we had total liabilities of $26,584,000 and total assets of $20,028,000, so that a deficit of $6,556,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at September 26, 2004 include deferred revenue in the aggregate amount of $11,286,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,286,000 at September 26, 2004) for less than $2,000,000 of future cash expenditures.

Cash requirements for the remainder of Fiscal 2005, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2004 Annual Report on Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new stores and improvements to existing retail stores, acquisition of equipment and accounts receivable related to new Wholesale division customers, and purchase of roasting plant equipment. The level of capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2005, and our assessment during Fiscal 2005 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open up to four new stores in Fiscal 2005, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2005. Typically, a new store will require capital investment of approximately $200,000 to $250,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $300,000 to $1,000,000 in the remainder of Fiscal 2005. Some of these capital expenditures may be accomplished through operating or capital leases.

We expect benefits from our improvement initiatives and business strategies will result in improved operating results in the remainder of Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At September 26, 2004, we had available borrowing capacity of $20,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). We believe that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan and the cash and cash equivalents of $863,000 at September 26, 2004 will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

In the remainder of Fiscal 2005, we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results for the remainder of Fiscal 2005 should differ unfavorably from the Fiscal 2005 business plan, it could become necessary for us to seek additional capital during Fiscal 2005. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of our long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities with KCL require that proceeds from sales of new equity first be used for repayment of those obligations, which mature August 1, 2005. Further, the lender under our credit facilities and the guarantors of that debt has a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (described in Note 9 of the Notes to the Condensed Consolidated Financial Statements) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering. We are currently evaluating possible sources of new capital, which may include new debt or new convertible debt.

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

SEASONALITY

Our business is subject to seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. These seasonal patterns are generally applicable to all of our operating divisions. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our licensees and franchisees) or the closure of stores not meeting our expectations. Because of the seasonality of Tully’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the Six Months Fiscal 2005. As of September 26, 2004, our accumulated deficit was $89 million. We cannot assure you that we will ever become or remain profitable.

Our credit facilities restrict our operating flexibility and ability to raise additional capital. If we were to default under the facilities, the lender, the guarantors, or both would have a right to seize our assets.

The terms of our credit facilities with KCL, and a related agreement among Tully’s and certain directors and shareholders who are guarantors of our borrowings under the credit facilities, include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lender and the guarantors with a security interest in substantially all of our assets. Other provisions of these agreements would require accelerated repayment of our borrowings in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lender or guarantors taking actions that might be detrimental to the interests of our other creditors and shareholders.

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

If our new president does not quickly become integrated in out management team, implementation of key initiatives may be delayed.

In October 2004 we announced that a new executive has joined Tully’s as president. A new executive may implement changes in company strategy. Further, even if he agrees with current strategies, his unfamiliarity with Tully’s could cause delays in implementing our strategy, which could cause our business and results of operations to suffer.

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

As of September 30, 2004, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32.6% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 25.1% of the shares of our

Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of September 26, 2004, we had approximately $2,200,000 in fixed-price purchase commitments for Fiscal 2005 and $1,500,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $400,000 to $500,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

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

During the Second Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2004 a lawsuit was filed against Tully’s in California state court by two former store managers alleging misclassification of employment position and seeking damages, restitution, reclassification and attorneys’ fees and costs. The plaintiffs also seek class action certification of their lawsuit. We are continuing to investigate and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation.

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that FOODX has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We are in discussion with the Japanese tax authorities and FOODX regarding this matter, but our investigation is still in its initial stages. We believe that the original withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to further investigate and to vigorously defend our position, but cannot predict the financial impact to us of this matter.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during the Six Months Fiscal 2005. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•	On July 15, 2004, as compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to guarantors of the KCL Credit Line in Second Quarter 2005 (with an exercise price of $0.05 per share) as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements).

ITEM 6. EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

10.1	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 10, 2004.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal executive officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

10.1	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002