Form 10-Q
period 2004-12-26
TULLYS COFFEE CORP
filed 2005-02-14
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,296,672
(Title of Each Class)	Number of Shares Outstanding at January 27, 2005

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended December 26, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to Tully’s Coffee Corporation as “we,” “us” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Factors That May Affect Our Future Results” in this report, the following possible events or factors could cause our actual results to differ materially:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2004 (unaudited)	March 28, 2004 (Restated)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$422	$1,247
Accounts receivable, net of allowance for doubtful accounts of $208 and $134 at December 26, 2004 and March 28, 2004, respectively	1,926	889
Inventories	2,231	2,170
Prepaid expenses and other current assets	1,119	664

Total current assets	5,698	4,970
Property and equipment, net	10,904	13,356
Goodwill, net	523	523
Other intangible assets, net	796	874
Other assets	528	573

Total assets	$18,449	$20,296

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$3,438	$2,177
Accrued liabilities	4,251	3,949
Current portion of long-term debt	3,074	912
Current portion of capital lease obligation	168	233
Convertible promissory note	3,000	—
Deferred revenue	1,838	2,124

Total current liabilities	15,769	9,395
Long-term debt, net of current portion	—	2,167
Capital lease obligation, net of current portion	104	203
Deferred lease costs	1,414	1,406
Convertible promissory note, net of discount	—	2,931
Deferred licensing revenue, net of current portion	8,953	10,296

Total liabilities	26,240	26,398

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at December 26, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,805,770 and 16,491,187 shares issued and outstanding at December 26, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,813 (December 26, 2004) and $37,105 (March 28, 2004)	9,325	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at December 26, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(33)	(74)
Additional paid-in capital	27,918	27,738
Accumulated deficit	(90,550)	(88,601)

Total stockholders’ deficit	(7,791)	(6,102)

Total liabilities and stockholders’ deficit	$18,449	$20,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)	December 26, 2004	December 28, 2003 (Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$12,800	$11,842	$37,030	$36,594
Licenses, royalties, and fees	574	382	1,604	850
Recognition of deferred revenue	495	566	1,629	1,521

Net sales	13,869	12,790	40,263	38,965

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,447	5,707	18,269	17,496
Store operating expenses	4,333	4,151	12,779	12,728
Other operating expenses	701	540	2,059	1,434
Marketing, general and administrative costs	1,873	1,632	5,640	5,342
Depreciation and amortization	912	865	2,765	2,728
Evaluation of business integration opportunity	5	—	125	—
Store closure and lease termination costs	6	29	7	174

Total cost of goods sold and operating expenses	14,277	12,924	41,644	39,902

Operating loss	(408)	(134)	(1,381)	(937)

Other income (expense)
Interest expense	(141)	(124)	(380)	(378)
Interest income	1	—	2	—
Miscellaneous income (expense)	(10)	28	14	74
Loan guarantee fee expense	(57)	(64)	(170)	(196)

Total other income (expense)	(207)	(160)	(534)	(500)

Loss before income taxes	(615)	(294)	(1,915)	(1,437)
Income taxes	—	(11)	(34)	(24)

Net loss	$(615)	$(305)	$(1,949)	$(1,461)

Net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.09)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,685	16,469	16,581	16,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,949)	$(1,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,765	2,728
Store closure and lease termination costs	7	174
Non-cash interest expense	123	86
Employee stock option compensation expense	51	75
Loan guarantee fee expense	170	196
Provision for doubtful accounts	74	64
Loss (gain) on sale of property and equipment	22	(10)
Recognition of deferred licensing revenues	(1,629)	(1,521)
Changes in assets and liabilities
Accounts receivable	(1,111)	151
Inventories	(17)	91
Prepaid expenses and other assets	100	9
Accounts payable	1,261	(240)
Accrued liabilities	296	196
Proceeds from deferred licensing revenues	—	500
Deferred lease costs	8	(98)

Net cash provided by operating activities	171	940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(342)	(230)
Proceeds from sale of property and equipment	19	34

Net cash used in investing activities	(323)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	350	—
Payment of credit lines	(599)	(170)
Payments on long-term debt and capital leases	(463)	(100)
Proceeds from exercise of stock options	11	—
Proceeds from exercise of warrants	28	7

Net cash used in financing activities	(673)	(263)

Net increase (decrease) in cash and cash equivalents	(825)	481
Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$422	$1,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$152	$137
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250
Insurance premiums financed through note payable	542	352

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Tully’s Coffee Corporation and its wholly-owned subsidiary. In these condensed consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation.

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending April 3, 2005 (“Fiscal 2005”) will include 53 weeks and the fiscal year ending April 2, 2006 (“Fiscal 2006”) will include 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week periods ended December 26, 2004 (“Third Quarter 2005”), the thirty-nine week period ended December 26, 2004, the thirteen week period ended December 28, 2003 (“Third Quarter 2004”), and the thirty-nine week period ended December 28, 2003 are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our annual report on Form 10-K, SEC File No. 000-26829, for Fiscal 2004, which have not been amended for the restatement for lease accounting adjustments described in Note 2.

Lease Accounting Restatement

Certain financial statement information for periods prior to Third Quarter 2005 has been restated to reflect a correction to the accounting for operating leases as described in Note 2.

Stock-based compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure-only provisions of SFAS No. 148. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of Tully’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis, over the vesting period of the individual options.

In December 2004, the FASB reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. SFAS No. 123R will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Week periods ended		Thirty-nine Week periods ended
	December 26, 2004	December 28, 2003 (Restated)	December 26, 2004	December 28, 2003 (Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$39	$27	$51	$75
Pro forma	$48	$50	$59	$104
Net loss-as reported	$(615)	$(305)	$(1,949)	$(1,461)
Net loss-pro forma	$(624)	$(328)	$(1,957)	$(1,490)
Basic and diluted loss per common share
As reported	$(0.04)	$(0.02)	$(0.11)	$(0.09)
Pro forma	$(0.04)	$(0.02)	$(0.12)	$(0.09)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Lease Accounting Restatement

In response to recently announced financial statement restatements by a number of public companies, the American Institute of Certified Public Accountants (“AICPA”) requested that the Office of the Chief Accountant of the SEC clarify the interpretation of certain accounting issues and their application under generally accepted accounting principles relating to operating leases. On February 7, 2005, the staff of the Office of the Chief Accountant of the SEC provided its views to the AICPA. In its letter to the AICPA, the SEC staff stated, among other things, that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of the economic life of the improvements or the lease term (which should include lease renewal periods only when they are “reasonably assured” as that term is contemplated by Statement of Financial Accounting Standards No. 13), and that the SEC staff believes its views are based upon existing accounting literature (as opposed to a new interpretation of generally accounting accepted principles).

As a consequence of these developments, we have reevaluated our accounting with respect to operating leases. Generally, our leases have a primary lease term of ten years and one or more renewal options, but some properties have shorter lease terms and/or no lease renewal options. The estimated economic life for leasehold improvements is generally ten years, and our amortization policy is to amortize leasehold improvements over the shorter of the estimated economic life or the lease term (as determined for accounting purposes). In our February 2005 lease accounting analysis, we reevaluated each lease to determine, under generally accepted accounting principles, whether its lease term should include or exclude any lease renewal option(s). In some instances, the lease renewal option involved an economic penalty for nonrenewal, with the result that the option period should be included in the lease term for accounting purposes. For most of our leases, it was determined that the lease term should not include the renewal option(s). After the appropriate lease term for accounting purposes was determined for each leasehold, Tully’s recomputed the amounts of leasehold amortization expense for each leasehold for the historical periods after the leases commenced. We incorporated any identified corrections, where applicable, in the financial statements for Third Quarter 2005 and for the thirty-nine week period ended December 26, 2004. Also, where applicable the financial statement data for periods prior to Third Quarter 2005 included in these condensed financial statements has been restated for the effects of these adjustments (the “Restatement”).

These corrections had the general effect of increasing the amount of depreciation and amortization expense and reducing the corresponding net book value of the leasehold improvement asset. The adjustments and restated financial statement information are subject to possible revision after our independent registered public accountants have reviewed the information.

The following is a summary of the impact of the Restatement upon the condensed consolidated financial statements (dollars in thousands, except per share data)

Adjustments to Condensed Consolidated Balance Sheet (unaudited)

	As Previously Reported	Adjustments	As Restated
March 28, 2004
Property and equipment, net	$14,004	$(648)	$13,356
Total assets	20,944	(648)	20,296
Accumulated deficit	(87,953)	(648)	(88,601)
Total shareholders’ deficit	(5,454)	(648)	(6,102)
Total liabilities and shareholders deficit	$20,944	$(648)	$20,296

Adjustments to Condensed Consolidated Statement of Operations (unaudited)

	As Previously Reported	Adjustments	As Restated
Third Quarter 2004
Depreciation and amortization	$858	$7	$865

Total cost of goods sold and operating expenses	12,917	7	12,924
Operating loss	(127)	(7)	(134)
Loss before income taxes	(287)	(7)	(294)
Net loss	$(298)	$(7)	$(305)

Net loss per share – basic and diluted	$(0.02)	$ *	$(0.02)
* Amount is less than $0.01 per share

Thirty-nine week period ended December 28, 2003
Depreciation and amortization	$2,706	$22	$2,728

Total cost of goods sold and operating expenses	39,880	22	39,902
Operating loss	(915)	(22)	(937)
Loss before income taxes	(1,415)	(22)	(1,437)
Net loss	$(1,439)	$(22)	$(1,461)

Net loss per share – basic and diluted	$(0.09)	$—	$(0.09)

Adjustments to Condensed Consolidated Statement of Cashflows (unaudited)

	As Previously Reported	Adjustments	As Restated
Thirty-nine week period ended December 28, 2003
Net loss	$(1,439)	$(22)	$(1,461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,706	22	2,728
Net cash provided by operating activities	940	—	940
Net increase in cash and cash equivalents	$481	$—	$481

In the thirty-nine week period ended December 26, 2004, $93,000 of additional depreciation and amortization expense was recorded in connection with the correction of the results for the twenty-six week period ended September 26, 2004. In addition, certain amounts in Notes 1, 3, and 11 have been restated to reflect the Restatement adjustments described above.

3. Liquidity

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base, reflecting management’s view that Tully’s has sufficiently developed our brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. During the thirty-nine week periods ended December 26, 2004, and December 28, 2003, our operating cash flow was sufficient to cover our cost of goods sold and operating expenses (cash of $171,000 and $940,000 was provided by operations for the thirty-nine week periods ended December 26, 2004, and December 28, 2003, respectively).

We expect that our operating improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005, which has reduced the required principal payments under those debt instruments during Fiscal 2005 (See Notes 5 and 6). We believe that the operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $422,000 at December 26, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. The terms of our credit facilities (under which $2.5 million was borrowed as of February 1, 2005) require repayment by August 1, 2005 (see Note 5) and the terms of our convertible promissory note require repayment of $3.0 million on August 1, 2005, unless converted to stock by the holder (see Note 6). Accordingly, we expect that prior to August 1, 2005 it will be necessary to negotiate extensions of the maturities under the credit facilities and the convertible promissory note (if not converted), or to repay these obligations with proceeds from other sources of funding. We do expect to seek additional capital during Fiscal 2005 or Fiscal 2006 in order to fund a higher level of growth, to repay or refinance the debt obligations maturing in Fiscal 2006, and to provide increased liquidity reserves.

In the remainder of Fiscal 2005 and in Fiscal 2006 we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. Tully’s expects that additional sources of funding will be required to fund capital expenditures required for growth of the business and fund repayment of our long-term obligations and commitments. Further, if our actual results should differ unfavorably from projections, it could become necessary for us to seek additional capital during Fiscal 2005 or Fiscal 2006. Such additional sources of funding are expected to include debt or equity financings.

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (see Note 10) expired on February 8, 2005. We received approximately $900,000 from subscriptions under that offering. All subscriptions must be evaluated under the requirements of the Rights Offering. As a result, we have not yet determined the securities that will be issued under that offering, or the portions of the proceeds to be retained by Tully’s or refunded to subscribers.

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

At December 26, 2004, we had total liabilities of $26,240,000 and total assets of $18,449,000, so that a deficit of $7,791,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at December 26, 2004 include deferred revenue in the aggregate amount of $10,791,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,791,000 at December 26, 2004) for less than $2,000,000 of future cash expenditures.

As of December 26, 2004 we had cash and cash equivalents of $422,000, and a working capital deficit of $10,071,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Subject to the limitations of the Second KCL Line (see Note 5), increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides Tully’s with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

4. Inventories

Inventories consist of the following:

	December 26, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Coffee
Unroasted coffee	$713	$678
Roasted coffee	575	682
Other goods held for sale	572	467
Packaging and other	371	343

Total	$2,231	$2,170

As of January 31, 2005, we had approximately $1,900,000 in fixed-price coffee purchase commitments for Fiscal 2005 and $1,600,000 in fixed-price coffee purchase commitments for Fiscal 2006.

5. Credit lines and long term debt

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

On June 24, 2004, Tully’s and KCL amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines (the “KCL Third Amendment”). Tully’s is required to make monthly payments of principal for the KCL Credit Line in the amount of $70,000, in addition to any payments required as the result of asset sales or the sale of new equity (these principal payments also reduce the maximum amount which may be borrowed under the KCL Credit Line). Under the KCL Third Amendment, no loan fees are payable during the remainder of the term, and the annual interest rate for both the KCL Credit Line and the Second KCL line became 12% effective October 1, 2004. Effective June 24, 2004, maximum borrowings under the Second KCL line may not exceed $750,000. On August 1, 2005, Tully’s is required to repay the remaining obligations under the KCL Credit Line and the Second KCL Line. The guarantors consented to the modification of the KCL facilities in the KCL Third Amendment.

Obligations under the KCL credit facilities and other long-term debt consist of the following:

	December 26, 2004 (unaudited)	March 28, 2004
	(dollars in thousands)
Borrowings under the KCL Credit Line	$1,978	$2,577
Borrowings under the Second KCL Line	730	380
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	364	117
Other	2	5

	3,074	3,079
Less: Current portion	(3,074)	(912)

Long-term portion	$—	$2,167

6. Convertible promissory note

In December 2000, Tully’s issued a convertible note in the principal amount of $3,000,000 to an affiliate of a then-director of the Company. At any time prior to repayment of the note, the note is convertible at the note holder’s option into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock (the note holder has granted a waiver of this favorable offering price provision with respect to the rights offering described in Note 10).

In June 2004, Tully’s and the note holder agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% per year commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note.

7. International licenses and deferred licensing revenues

On August 31, 2003, Tully’s and FOODX Globe Co., Ltd. (“FOODX”), our licensee for Japan, amended the license agreement among the parties. The amendment provided our consent in connection with a tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, we receive a royalty upon sales of RTD products by FOODX. We received a fee of $500,000 from FOODX in connection with the amendment. Tully’s recorded the fee as deferred income and amortized the fee over the fourteen-month period through October 2004.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $125,000 during the thirty-nine week period ended December 26, 2004.

8. Commitments and contingencies

President Severance Commitment

In April 2004, Tully’s accepted the resignation of our then-president effective July 11, 2004, and agreed to pay him severance compensation of $424,000 in varying installments over a twenty-four month period starting in July 2004. This obligation was accrued during the first quarter of Fiscal 2005.

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

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that FOODX has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We are in discussion with the Japanese tax authorities and FOODX regarding this matter. We believe that the original withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to further investigate and to vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at December 26, 2004.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

9. Stock options and warrants

Options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $0.30 per share for options granted in Third Quarter 2005.

Option grants to employees and directors and deferred stock compensation for the thirty-nine week period ended December 26, 2004 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.01	200,000	$58
$0.30	54,000	—
$0.31	96,000	—
$1.50	100,000	—
$2.00	100,000	—
$2.50	100,000	—

Total grants to employees and directors in the thirty-nine week period ended December 26, 2004	650,000	58
Deferred Stock Compensation at March 28, 2004		74
Less - amount recognized as stock option expense during the thirty-nine week period ended December 26, 2004		(51)
Less - deferred stock compensation reversal on unvested stock options cancelled during the thirty-nine week period ended December 26, 2004		(48)

Deferred Stock Compensation at December 26, 2004		$33

Warrants

Tully’s had warrants outstanding to purchase 9,704,290 and 8,826,650 shares of common stock as of December 26, 2004 and December 28, 2003, respectively, at exercise prices ranging from $0.01 to $0.33 per share. At December 26, 2004, the weighted average exercise price of the outstanding warrants was $0.23 per share.

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

Through January 31, 2005, we had issued warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued April 2004 for the fiscal quarter ended March 28, 2004	111,096	74,064	185,160
Warrants issued July 2004 for the fiscal quarter ended June 27, 2004	111,096	74,064	185,160
Warrants issued October 2004 for the fiscal quarter ended September 26, 2004	111,096	74,064	185,160
Warrants issued January 2005 for the fiscal quarter ended December 26, 2004	111,096	74,064	185,160

Total Warrants Issued	962,832	620,066	1,582,898

10. Stockholders’ Equity

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

On May 12, 2004, we filed a registration statement with the SEC relating to a proposed offering of our common stock and investment units (convertible preferred stock and warrants to purchase common stock), through the distribution of subscription rights to eligible shareholders and former shareholders (the “Rights Offering”). The registration statement was subsequently amended and was declared effective on January 11, 2005. Eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which they were issued by Tully’s between 1994 and 1999. We believe our ability to engage in financing or strategic transactions may be limited by the potential risks regarding the possibility of such future claims, but that such risks could be mitigated by our possible defenses against such possible claims, including the completion of the Rights Offering. The primary purpose of the Rights Offering is to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive right that they believe they may have. We believe the Rights Offering will provide us with an affirmative defense, in addition to other defenses we may have, against any future claims asserting that we issued shares without providing shareholders the opportunity to exercise their preemptive rights. In addition, shareholders of record at January 6, 2005 received under-subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights.

If the Rights Offering does not prove to be an effective defense to any future claim asserting that we issued shares in violation of the preemptive rights of our shareholders, we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights may not have been satisfied. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

The Rights Offering expired on February 8, 2005. We received approximately $900,000 from subscriptions under the Rights Offering. All subscriptions must be reviewed under the requirements of the Rights Offering. As a result, we have not yet determined the number of shares of common stock and Series A Convertible Preferred Stock or the number of common stock warrants to be issued under the Rights Offering subscriptions or the portion of the proceeds to be retained by Tully’s or refunded to subscribers. We have incurred approximately $400,000 in costs for the Rights Offering, which will reduce the net proceeds from the Rights Offering.

11. Segment Reporting

We are organized into three business units: (1) the Retail division, which includes our domestic store operations, (2) the Wholesale division, which sells Tully’s-branded products to domestic customers in the supermarket, food service (which includes restaurant and institutional customers), and office coffee service channels, and which also handles our mail order and internet sales, and (3) the Specialty division, which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)	December 26, 2004	December 28, 2003 (Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$10,085	$10,136	$29,922	$30,986
Wholesale division	2,715	1,684	7,068	5,325
Specialty division	1,069	970	3,273	2,654

Total net sales	$13,869	$12,790	$40,263	$38,965

Operating income/(loss)
Retail division	$278	$716	$1,208	$1,936
Wholesale division	356	52	621	675
Specialty division	1,023	924	3,115	2,386
Corporate and other expenses (1)	(2,027)	(1,800)	(6,275)	(5,859)
Interest and other, net	(245)	(197)	(618)	(599)

Net Loss	$(615)	$(305)	$(1,949)	$(1,461)

Depreciation and amortization
Retail division	$645	$581	$1,956	$1,901
Wholesale division	85	91	255	235
Specialty division	**	**	**	**
Corporate and other expenses	182	193	554	592

Total depreciation and amortization	$912	$865	$2,765	$2,728

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for the thirty-nine week period ended December 26, 2004 include $125,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our then-president.

12. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common stock equivalents.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock. These instruments may have a dilutive effect on the calculation of earnings or loss per share. As of December 26, 2004 and December 28, 2003, there were outstanding options and warrants convertible into 37,327,486 and 34,291,898 shares of common stock, respectively. All such instruments were excluded from the computation of diluted loss per share for Third Quarter 2005 and Third Quarter 2004 because the effect of these instruments on the calculation would have been antidilutive.

13. Comprehensive Loss

There were no components of other comprehensive income (loss) other than net loss during the thirty-nine week periods ended December 26, 2004 and December 28, 2003, so that net loss equaled comprehensive loss in each of these periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week periods ended December 26, 2004 (“Third Quarter 2005”) and December 28, 2003 (“Third Quarter 2004”) and the thirty-nine week periods ended December 26, 2004 (the “Nine Months Fiscal 2005”), and December 28, 2003 (the “Nine Months Fiscal 2004”). All applicable disclosures in the following discussion consider the effects of the Restatement, as described below. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in Tully’s Fiscal 2004 Annual Report on Form 10-K (which have not yet been amended for the Restatement). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.”

The Restatement

In response to recently announced financial statement restatements by a number of public companies, the American Institute of Certified Public Accountants (“AICPA”) requested that the Office of the Chief Accountant of the SEC clarify the interpretation of certain accounting issues and their application under generally accepted accounting principles relating to operating leases. On February 7, 2005, the staff of the Office of the Chief Accountant of the SEC provided its views to the AICPA. In its letter to the AICPA, the SEC staff stated, among other things, that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of the economic life of the improvements or the lease term (which should include lease renewal periods only when they are “reasonably assured” as that term is contemplated by Statement of Financial Accounting Standards No. 13), and that the SEC staff believes its views are based upon existing accounting literature (as opposed to a new interpretation of generally accounting accepted principles).

As a consequence of these developments, we have reevaluated reanalyzed our accounting with respect to operating leases. Generally, our leases have a primary lease term of ten years and one or more renewal options, but some properties have shorter lease terms and/or no lease renewal options. The estimated economic life for leasehold improvements is generally ten years, and our amortization policy is to amortize leasehold improvements over the shorter of the estimated economic life or the lease term (as determined for accounting purposes). In our February 2005 lease accounting analysis, we reevaluated each lease to determine, under generally accepted accounting principles, whether its lease term should include or exclude any lease renewal option(s). In some instances, the lease renewal option involved an economic penalty for nonrenewal, with the result that the option period should be included in the lease term for accounting purposes. For most of our leases, it was determined that the lease term should not include the renewal option(s). After the appropriate lease term for accounting purposes was determined for each leasehold, Tully’s recomputed the amounts of leasehold amortization expense for each leasehold for the historical periods after the leases commenced and compared these to the amounts recorded for leasehold expense in our historical financial statements. Based upon this analysis, we determined the effect on our historical financial statements as summarized in Note 2 of the Notes to the Condensed Consolidated Financial Statements, and have reflected these corrections in the condensed consolidated financial statements for the quarterly period ended December 26, 2004 included in this Quarterly Report on Form 10-Q. As described in that note, we have also restated certain information for periods prior to the quarterly period ended December 26, 2004.

These corrections had the general effect of increasing the amount of depreciation and amortization expense and reducing the corresponding net book value of the leasehold improvement asset. The adjustments and restated financial statement information are subject to possible revision after our independent registered public accountants have completed their audit procedures with respect to the information.

We intend to amend our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 to restate the financial statement data for Fiscal 2002, Fiscal 2003, and Fiscal 2004, and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 27, 2004 and September 26, 2004 to reflect the adjustments determined through our lease review, after our independent registered public accountants have completed their audit procedures with respect to this information.

The cumulative effect of the Restatement as of March 28, 2004 was to reduce the net book value of the leasehold improvement asset by $648,000 and to increase shareholders’ deficit by $648,000. As the result of the correction to depreciation and amortization, net loss for the Nine Months 2005 increased by $138,000. The Restatement did not have any impact on our cash flows, sales, or our earnings before interest, taxes, depreciation and amortization. The impact of these adjustments on the condensed consolidated statements of operations, the condensed consolidated balance sheet and condensed consolidated statements of cashflows are provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks. Fiscal 2005 will include 53 weeks.

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for the Nine Months Fiscal 2005, Tully’s derived approximately 74.3% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division, which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities.

The relative percentage of net sales from each division for Third Quarter 2004, Third Quarter 2005, the Nine Months Fiscal 2004 and the Nine Months Fiscal 2005 are depicted by these graphs:

Divisional Sales Mix

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. This was exacerbated by the weak economy in our principal geographic markets since 2001. Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base and revenues. This shift in emphasis reflects management’s view that Tully’s has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance, and upon the conservative use of capital. These continuing initiatives toward improved operating performance and cash flow include:

•	introducing new products and expanding product offerings,

•	enhancing marketing efforts,

•	initiating selective retail price changes,

•	making cost of sales improvements through more efficient product purchasing,

•	closing stores that do not meet our financial criteria,

•	increasing sales in the Wholesale division through expanded distribution,

•	increasing sales in the Specialty division,

•	reducing marketing, general and administrative costs, and

•	conservative cash usage for purchases of property and equipment.

Our operating results for the Nine Months Fiscal 2005 were affected by strategic decisions we made during the period and preceding periods. During the thirteen week period ended June 27, 2004 (“First Quarter 2005”) we ceased discussions regarding the possible integration of Tully’s and our licensee for Japan, FOODX Globe Co. Ltd (“FOODX”). These discussions affected the Nine Months Fiscal 2005 results through $125,000 of costs. In First Quarter 2005 we accrued $402,000 of severance and other costs in connection with the resignation of our then-president.

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA*	Operating Loss	Net Loss
Nine Months Fiscal 2005 Operating Results
As reported	$1,398	$(1,381)	$(1,949)
Add back-costs for evaluation of business integration opportunity	125	125	125
Add back-costs related to resignation of then-president	402	402	402

Operating Results, exclusive of costs in connection with business integration evaluation and resignation of then-president	$1,925	$(854)	$(1,422)

Comparative Operating Results for the Nine Months Fiscal 2004 (restated)	$1,865	$(937)	$(1,461)

*	Earnings before interest, taxes, depreciation and amortization.

Our Wholesale division reported a $1,743,000 (32.7%) increase in net sales for the Nine Months Fiscal 2005 compared to the Nine Months Fiscal 2004. Under our strategy to expand the customer base and reach new geographic markets for our Wholesale division in the food service and grocery channels, we are incurring incremental customer sales discounts and operating costs. As a result, Wholesale division operating income for the Nine Months Fiscal 2005 decreased by $54,000 (8.0%) compared to the Nine Months Fiscal 2004. In the Nine Months Fiscal 2005, our Retail division’s contribution decreased compared to the Nine Months Fiscal 2004. Retail division operating income decreased $728,000 (37.6%) to $1,208,000, and comparable store sales decreased 2.0%. The results of our Retail division’s summer seasonal product offerings and our summer marketing programs did not meet our expectations and provided less-than-expected momentum for our fall and holiday season marketing programs. In the Nine Months Fiscal 2005, our Specialty division reported a net increase of 54 licensed international stores and five U.S. franchised and licensed stores. Specialty division net sales increased by $619,000 (23.3%) and Specialty division operating profits increased by $729,000 (30.6%) for the Nine Months Fiscal 2005 compared to the Nine Months Fiscal 2004.

During the Nine Months Fiscal 2005, our operating cash flow covered our cost of goods sold and operating expenses, and $171,000 cash was provided by operations for the Nine Months Fiscal 2005. Management expects that the continuing benefits from the improvement initiatives will result in improved operating results in Fiscal 2005 compared to Fiscal 2004, although we expect to incur a net loss (inclusive of financing costs, depreciation and amortization expense) in Fiscal 2005. As described below under “Liquidity and Capital Resources,” we believe that our operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $422,000 at December 26, 2004, will be sufficient to fund our ongoing operations through Fiscal 2005.

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003
STORES OPERATED BY TULLY’S:
Beginning of the period	94	100
Closed stores	(2)	(7)

End of the period	92	93

LICENSEES AND FRANCHISEES (end of period):
International licensees	228	154
U.S. franchisees and licensees	6	—

Total International and U.S. franchisees and licensees	234	154

Total retail stores at end of the period	326	247

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen– Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)	December 26, 2004		December 28, 2003 (Restated)
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(615)	$(305)	$(1,949	)*	$(1,461)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	197	188	548		574
Income taxes	—	11	34		24
Depreciation and amortization	912	865	2,765		2,728

Earnings before interest, taxes, depreciation and amortization	$494	$759	$1,398	*	$1,865

*	Nine Months Fiscal 2005 net loss and EBITDA include $125,000 of costs for evaluation of business integration opportunity and $402,000 of costs in connection with the resignation of Tully’s then-president

Third Quarter 2005 Compared To Third Quarter 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.3%	92.6%
Licenses, royalties, and fees	4.1%	3.0%
Recognition of deferred revenue	3.6%	4.4%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	46.5%	44.6%
Store operating expenses	31.2%	32.5%
Other operating expenses	5.1%	4.2%
Marketing, general and administrative costs	13.5%	12.8%
Depreciation and amortization	6.6%	6.8%
Store closure and lease termination costs	*	0.2%

Total cost of goods sold and operating expenses	102.9%	101.0%

Operating loss	(2.9)%	(1.0)%
Other income (expense)
Interest expense	(1.0)%	(1.0)%
Interest income	*	*
Miscellaneous income	*	0.2%
Loan guarantee fee expense	(0.5)%	(0.4)%

Loss before income taxes	(4.4)%	(2.3)%
Income taxes	*	(0.1)%

Net loss	(4.4)%	(2.4)%

*	Amount is less than 0.1%

Net Sales

Our net sales for Third Quarter 2005 increased $1,079,000, or 8.4%, to $13,869,000 as compared to net sales of $12,790,000 for Third Quarter 2004. The increase in net sales was comprised as follows:

Total company Third Quarter 2005 compared to Third Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(51)
Wholesale division	1,031
Specialty division	99

Total company	$1,079

The Retail division sales decrease represented a 0.5% decrease compared to Third Quarter 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Third Quarter 2005 compared to Third Quarter 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(72)
Sales decrease from stores closed during Fiscal 2004 and Fiscal 2005	(167)
Sales increase from new store	90
Qwest Field and other	98

Total Retail division	$(51)

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. The Retail division’s comparable store quarterly sales increases (decreases) for Fiscal 2003, Fiscal 2004, and for the first three quarters of Fiscal 2005 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

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

Our summer seasonal product offerings and marketing programs did not meet our expectations, and we believe these caused the comparable store increase in Second Quarter 2005 and provided weak momentum for our fall and holiday marketing efforts during Third Quarter 2005.

One new store opened during Fiscal 2004 and produced a net sales increase of $90,000 for Third Quarter 2005. During the Nine Months Fiscal 2005 we closed two stores (including one store during Third Quarter 2005) and in Fiscal 2004 we closed seven stores, resulting in a sales decrease of $167,000 in Third Quarter 2005 as compared to Third Quarter 2004.

Wholesale division net sales increased $1,031,000, or 61.2%, to $2,715,000 for Third Quarter 2005 from $1,684,000 for Third Quarter 2004. The increase reflects a $758,000 net sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees. Also, Wholesale division sales in the food service channel increased by $221,000, reflecting the growth of new distributors added during the past several fiscal quarters.

Net sales for the Specialty division increased by $99,000, or 10.2%, from $970,000 to $1,069,000 for Third Quarter 2005 as compared to Third Quarter 2004. Our Japanese licensee, FOODX, has increased the number of its owned and franchised stores from 154 at the end of Third Quarter 2004 to 228 as of the end of Third Quarter 2005, which is a 48.1% increase. The greater number of stores in Fiscal 2005 has resulted in an increase in licensing royalties and coffee roasting fees paid to Tully’s. Recognition of the deferred license fee for RTD products (see Note 6 of the Notes to the Condensed Consolidated Financial Statements) was completed in October 2004, which resulted in $71,000 less Specialty division revenue in Third Quarter 2005 as compared to Third Quarter 2004.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $740,000, or 13.0%, to $6,447,000 for the Third Quarter 2005 as compared to Third Quarter 2004, with approximately $590,000 of the increase resulting from increased product sales volumes in the Wholesale division and approximately $170,000 associated with lower gross margins in the Retail division, partially offset by lower cost of good sold from lower Retail division sales and elimination of occupancy costs associated with closed stores. As a percentage of net sales, cost of goods sold and related occupancy costs increased by 1.9 percentage points to 46.5% for Third Quarter 2005 as compared to 44.6% for Third Quarter 2004, primarily as the result of the relative increase of Wholesale division sales (which have a higher cost of goods sold percentage) compared to Retail division and Specialty division sales.

Store operating expenses increased $182,000, or 4.4%, to $4,333,000 in Third Quarter 2005 from $4,151,000 in the Third Quarter 2004. Approximately $84,000 of this expense increase related to the operation of coffee bars at Qwest Field (the stadium of the Seattle Seahawks professional football team), which commenced in Fiscal 2005, with the remainder resulting from increased costs in continuing and new stores, partially offset by costs eliminated through store closures. As a percentage of net sales, store operating expenses decreased to 31.2% for Third Quarter 2005 compared to 32.5% for Third Quarter 2004 reflecting the relative growth in the Wholesale and Specialty division sales compared to the Retail division.

Other operating expenses (expenses associated with all operations other than retail stores) increased $161,000 or 29.8% to $701,000 during Third Quarter 2005 from $540,000 in Third Quarter 2004, primarily as the result of growth of the Wholesale division and costs incurred by the Wholesale division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.1% for Third Quarter 2005 from 4.2% in Third Quarter 2004.

Marketing, general and administrative costs increased $241,000, or 14.8%, to $1,873,000 during Third Quarter 2005 from $1,632,000 in Third Quarter 2004, reflecting legal fees, higher labor and insurance costs, shareholders meeting costs, and increased marketing costs.

Depreciation and amortization expense increased $47,000, or 5.4%, to $912,000 for Third Quarter 2005 from $865,000 in Third Quarter 2004.

During Third Quarter 2005, we incurred $6,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria, as compared to $29,000 of such costs in Third Quarter 2004.

Operating Loss

As a result of the factors described above, we had an operating loss of $408,000 for Third Quarter 2005, which is an increase of $274,000 as compared to the operating loss of $134,000 for Third Quarter 2004.

Other Income (Expense)

Interest expense increased $17,000 or 13.7% to $141,000 for Third Quarter 2005 as compared to $124,000 for Third Quarter 2004 due to an increase in the interest rate on the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $615,000 for Third Quarter 2005, which is an increase of $310,000 as compared to the net loss of $305,000 during Third Quarter 2004.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $494,000 for Third Quarter 2005, which represents a decrease of $265,000 (34.9%) as compared to EBITDA of $759,000 for Third Quarter 2004.

Nine Months Fiscal 2005 Compared To Nine Months Fiscal 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.0%	93.9%
Licenses, royalties, and fees	4.0%	2.2%
Recognition of deferred revenue	4.0%	3.9%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.4%	44.9%
Store operating expenses	31.7%	32.7%
Other operating expenses	5.1%	3.7%
Marketing, general and administrative costs	14.0%	13.7%
Depreciation and amortization	6.9%	7.0%
Evaluation of business integration	0.3%	—
Store closure and lease termination costs	*	0.4%

Total cost of goods sold and operating expenses	103.4%	102.4%

Operating loss	(3.4)%	(2.4)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	*	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(4.8)%	(3.7)%
Income taxes	(0.1)%	(0.1)%

Net loss	(4.9)%	(3.8)%

*	Amount is less than 0.1%

Net Sales

Our net sales for the Nine Months Fiscal 2005 increased $1,298,000, or 3.3%, to $40,263,000 as compared to net sales of $38,965,000 for the Nine Months Fiscal 2004. The increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2005 compared to Nine Months Fiscal 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(1,065)
Wholesale division	1,744
Specialty division	619

Total company	$1,298

The Retail division sales decrease represented a 3.4% decrease compared to the Nine Months Fiscal 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Nine Months Fiscal 2005 compared to Nine Months Fiscal 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(593)
Sales decrease from stores closed during Fiscal 2004 and Fiscal 2005	(853)
Sales increase from new store	249
Other	133

Total Retail division	$(1,064)

One new store opened during Fiscal 2004 and produced a net sales increase of $249,000 for the Nine Months Fiscal 2005. During the Nine Months Fiscal 2005 we closed two stores and in Fiscal 2004 we closed seven stores, resulting in a sales decrease of $853,000 for the Nine Months Fiscal 2005 as compared to the Nine Months 2004.

Wholesale division net sales increased $1,743,000, or 32.7%, to $7,068,000 for the Nine Months Fiscal 2005 from $5,325,000 for the Nine Months Fiscal 2004. The increase reflects a $1,356,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees. Wholesale sales in the food service channel increased by $252,000, reflecting the growth of new distributors added during the past several fiscal quarters.

Net sales for the Specialty division increased by $619,000, or 23.3%, from $2,654,000 to $3,273,000 for the Nine Months Fiscal 2005 as compared to the Nine Months Fiscal 2004 as the result of the growth in the number of licensed Tully’s stores in Japan described above.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $773,000, or 4.4%, to $18,269,000 during the Nine Months Fiscal 2005 as compared to the Nine Months Fiscal 2004, with approximately $966,000 due to increased product sales volumes in the Wholesale division and approximately $166,000 associated with lower gross margins in the Retail division, partially offset by approximately $361,000 lower cost of good sold from the lower Retail division sales, and occupancy costs eliminated from closed stores. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 45.4% for the Nine Months Fiscal 2005 as compared to 44.9% for the Nine Months Fiscal 2004, primarily as the result of the relative increase of Wholesale division sales (which have a higher cost of goods sold percentage compared to Retail division and Specialty division sales) and the cost of goods sold factors described above.

Store operating expenses increased $51,000, or 0.4% to $12,779,000 during the Nine Months Fiscal 2005 from $12,728,000 as compared to the Nine Months Fiscal 2004, reflecting $120,000 of additional expense increase related to the operation of coffee bars at Qwest Field (which commenced in Fiscal 2005), partially offset by reduced expenses resulting from closed stores. As a percentage of net sales, store operating expenses decreased to 31.7% for the Nine Months Fiscal 2005 compared to 32.7% for the Nine Months Fiscal 2004.

Other operating expenses (expenses associated with all operations other than retail stores) increased $625,000 or 43.6% to $2,059,000 during the Nine Months Fiscal 2005 from $1,434,000 for the Nine Months Fiscal 2004, primarily as the result of growth of the Wholesale division and costs incurred by the Wholesale division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.1% for the Nine Months Fiscal 2005 from 3.7% for the Nine Months Fiscal 2004.

Marketing, general and administrative costs increased $298,000, or 5.6%, to $5,640,000 during the Nine Months Fiscal 2005 from $5,342,000 for the Nine Months Fiscal 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, partially offset by cost reductions resulting from our efforts to improve operating performance and efficiency.

Depreciation and amortization expense increased $37,000, or 1.4%, to $2,765,000 for the Nine Months Fiscal 2005 from $2,728,000 for the Nine Months Fiscal 2004.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $125,000 in the Nine Months Fiscal 2005 (no such costs were incurred in the Nine Months Fiscal 2004).

During the Nine Months Fiscal 2005, we incurred $7,000 of store closure and lease termination costs in connection with the closure of stores that did not meet management’s financial criteria. During the Nine Months Fiscal 2004, we incurred $174,000 of store closure and lease termination costs in connection with the closure of such stores.

Operating Loss

As a result of the factors described above, we had an operating loss of $1,381,000 for the Nine Months Fiscal 2005, which is an increased loss of $444,000 (47.4%) as compared to the operating loss of $937,000 during the Nine Months Fiscal 2004.

Other Income (Expense)

Interest expense increased $2,000 or 0.5% to $380,000 for the Nine Months Fiscal 2005 as compared to $378,000 for the Nine Months Fiscal 2004 due to an increase in the interest rate on the KCL Credit Lines, offset by the lower interest due to the net repayment of borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $1,949,000 for the Nine Months Fiscal 2005, which is an increase of $488,000, or 33.4%, as compared to the net loss of $1,461,000 for the Nine Months Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $1,398,000 for the Nine Months Fiscal 2005, which represents a decrease of $467,000 as compared to EBITDA of $1,865,000 during the Nine Months Fiscal 2004. Integration evaluation costs and president severance costs, in the aggregate amount of $522,000 incurred during the Nine Months Fiscal 2005, were significant reasons for the lower EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirty-nine Week Periods Ended
	December 26, 2004	December 28, 2003 (Restated)
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,949)	$(1,461)
Adjustments for depreciation and other non-cash operating statement amounts	1,583	1,792

Net loss adjusted for non-cash operating statement amounts	(366)	331
Cash provided by changes in assets and liabilities	537	609

Net cash provided by operating activities	171	940
Purchases of property and equipment	(342)	(230)
Net borrowings (repayments) of debt and capital leases	(712)	(270)
Other	58	27

Net increase (decrease) in cash and cash equivalents	$(825)	$481

Overall, our operating activities, investing activities, and financing activities used $825,000 of cash during the Nine Months Fiscal 2005 as compared to cash provided of $481,000 during the Nine Months Fiscal 2004. Cash provided by operating activities during the Nine Months Fiscal 2005 was $171,000, a decrease of $769,000 from the Nine Months Fiscal 2004. The decrease in cash provided by operating activities reflects $500,000 received in Nine Months Fiscal 2004 related to amendment of the FOODX licensing agreement (no such proceeds were received in Nine Months Fiscal 2005), and increased investment in inventories and accounts receivable (partially offset by increased accounts payable) in Nine Months Fiscal 2005. During the Nine Months Fiscal 2005, our investment in accounts receivable increased by $1,037,000, or 117% to $1,926,000 at December 26, 2004, compared to $889,000 at March 28, 2004. Approximately $175,000 of this increase resulted from the timing of the monthly payments from FOODX, our Japanese licensee. The remaining increase of approximately $862,000 resulted primarily from the higher levels of sales in our Wholesale and Specialty divisions in November and December. During the Nine Months Fiscal 2005, accounts payable increased by $1,261,000 to $3,438,000 at December 26, 2004, reflecting the increased volume of purchases to support the higher Wholesale Division business levels and the timing of supplier payments.

Investing activities used cash of $323,000 during the Nine Months Fiscal 2005 and $196,000 during the Nine Months Fiscal 2004. Cash used for capital expenditures was $342,000 during the Nine Months Fiscal 2005 and $230,000 during the Nine Months Fiscal 2004. We also acquired $12,000 of equipment during the Nine Months Fiscal 2005 and $250,000 during the Nine Months Fiscal 2004 through capitalized leases.

Financing activities used cash of $673,000 during the Nine Months Fiscal 2005 and $263,000 during the Nine Months Fiscal 2004. These financing activities consisted primarily of payments on our debt and capital leases.

As of December 26, 2004, Tully’s had cash and cash equivalents of $422,000, and a working capital deficit of $10,107,000. Our credit lines and our convertible promissory note mature on August 1, 2005 and therefore as of December 26, 2004 these were current obligations included in the computation of working capital deficit. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. We expect that our investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Increases in accounts receivable will generally increase our borrowing capacity under our credit lines, subject to the limitations of such lines. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

At December 26, 2004, we had total liabilities of $26,240,000 and total assets of $18,461,000, so that a deficit of $7,779,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at December 26, 2004 include deferred revenue in the aggregate amount of $10,791,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,791,000 at December 26, 2004) for less than $2,000,000 of future cash expenditures.

Cash requirements for the remainder of Fiscal 2005, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in the Company’s Fiscal 2004 Annual Report on Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new stores and improvements to existing retail stores, acquisition of equipment and accounts receivable related to new Wholesale division customers, and purchase of roasting plant equipment. The level of capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2005, and our assessment during Fiscal 2005 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open up to two new stores in the remainder of Fiscal 2005, depending on the timing for the completion of lease negotiations and the store construction. Typically, a new store will require capital investment of approximately $200,000 to $250,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $300,000 to $600,000 in the remainder of Fiscal 2005. Some of these capital expenditures may be accomplished through operating or capital leases.

We expect benefits from our improvement initiatives and business strategies will result in improved operating results in the remainder of Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At December 26, 2004, we had available borrowing capacity of $20,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). We believe that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan and the cash and cash equivalents of $422,000 at December 26, 2004 will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. The terms of our credit facilities (under which $2.5 million was borrowed as of February 1, 2005) require repayment by August 1, 2005 and the terms of our convertible promissory note require repayment of $3.0 million on August 1, 2005, unless converted to stock by the holder. Accordingly, we expect that prior to August 1, 2005 it will be necessary to negotiate extensions of the maturities under the credit facilities and the convertible promissory note (if not converted), or to repay these obligations with proceeds from other sources of funding. We expect to seek additional capital during Fiscal 2005 or Fiscal 2006 in order to fund a higher level of growth, to repay or refinance the debt obligations maturing in Fiscal 2006, and to provide increased liquidity reserves.

In the remainder of Fiscal 2005 and continuing into Fiscal 2006, we expect to give more attention to growth of the business, including a higher rate of new store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results for the remainder of Fiscal 2005 should differ unfavorably from the Fiscal 2005 business plan, it could become necessary for us to seek additional capital during Fiscal 2005 or during Fiscal 2006. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of our long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

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

Tully’s Articles of Incorporation provide that our Series A Preferred Stock is senior to the Common Stock for a stated dollar amount of liquidation preference, and the Series B Preferred Stock is junior to a state dollar amount of liquidation preference for each of the Series A Preferred Stock and the holders of the Common Stock. If we were to sell all or a substantial portion of our assets in order to meet our operating needs and satisfy our obligations or were to be liquidated, the amounts available for distribution to our shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

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

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the Nine Months Fiscal 2005. As of December 26, 2004, our accumulated deficit was $90.6 million. We cannot assure you that we will ever become or remain profitable.

Indebtedness of approximately $5.5 million under our credit facilities and our convertible promissory note matures within the next several months. If we are unable to repay or refinance this indebtedness, our business, operations, and prospectus could be severely affected.

Our credit facilities with Kent Central LLC require repayment of all outstanding borrowings thereunder on August 1, 2005. Total borrowings under these credit facilities were $2,531,000 at February 1, 2005. In addition, our outstanding Convertible Promissory Note requires payment of the principal amount of $3,000,000 on August 1, 2005 unless the note holder elects to convert the note into shares of our Series A Convertible Preferred Stock. We do not expect our cash flows from operations to be sufficient to repay these obligations at their scheduled maturities. Therefore, it will be necessary for us to refinance these obligations or to repay them with the proceeds from other borrowings or the sale of additional equity securities. We cannot be certain that Kent Central or the note holder will agree to refinance our indebtedness with them, if necessary, or that we will be able to raise capital from other sources to repay this indebtedness. If we default on our payment obligations under our credit facilities with Kent Central, or if our note holder obtains a judgment lien against us for breaching our obligations under the convertible promissory note, our lenders could foreclose on our assets and we may not be able to continue as a going-concern.

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

If our new president does not quickly become integrated in our management team, implementation of key initiatives may be delayed.

During the Third Quarter 2005, a new executive joined Tully’s as president and chief operating officer. A new executive may implement changes in company strategy. Further, even if he agrees with current strategies, his unfamiliarity with Tully’s could cause delays in implementing our strategy, which could cause our business and results of operations to suffer.

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

As of December 26, 2004, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 32.5% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 24.9% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

We undertook the rights offering because we believed our ability to engage in financing or strategic transactions could be limited by the possibility of future claims asserting that we issued shares without providing our shareholders the opportunity to exercise their preemptive rights. We believe the rights offering provides Tully’s with an affirmative defense against any future claim asserting that we issued shares without providing shareholders the opportunity to exercise their preemptive rights. If the rights offering or any other defense we may have does not prove to be an effective defense to any such future claim, it may limit our ability to engage in financing or strategic transactions, or we may be required at some point in the future to issue additional shares of our capital stock or otherwise compensate those shareholders whose preemptive rights were violated. Any additional issuances of our capital stock could further dilute existing shareholders and any compensatory payment could adversely affect our financial position.

Sales of Common Stock or other securities in future offerings could dilute your equity interest.

If we raise additional funds through the issuance of equity, convertible debt or other securities, current shareholders could experience dilution and the securities issued to the new investors could have rights or preferences senior to those of shares of Common Stock.

Shares available for future sale could decrease the market value of our stock.

Our shareholders recently approved an amendment to our articles of incorporation, which increased the number of authorized shares of preferred stock. If there is a perception that authorized but unissued shares may be sold in the future at dilutive prices or that preferred stock may be sold with liquidation preferences, voting rights and other rights that are superior to those of some of our other capital stock, this perception may depress the market value of our shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent approximately three percent of our net sales. At the present time, we do not hedge foreign currency risk, but may hedge known transaction exposure in the future. We estimate that an unfavorable ten percent change in the U.S. dollar/Yen currency exchange rates could reduce operating income by $300,000 to $600,000 annually.

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

Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2004, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of December 26, 2004, we had approximately $1,900,000 in fixed-price purchase commitments for Fiscal 2005 and $1,600,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $400,000 to $500,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officers, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the Third Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that FOODX has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. We are in discussion with the Japanese tax authorities and FOODX regarding this matter. We believe that the original withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to further investigate and to vigorously defend our position, but cannot predict the financial impact to us of this matter.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Third Quarter 2005. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•	On October 15, 2004, as compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to guarantors of the KCL Credit Line (with an exercise price of $0.05 per share) as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements).

•	The Company issued 75,000 shares of its common stock to three warrant holders upon exercise of warrants for aggregate consideration to the company of $24,750.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 9, 2004 our annual shareholders meeting was completed, having been adjourned to that date from November 18, 2004 (the “2004 Annual Meeting”). Our shareholders elected seven members to the Board of Directors to serve until the next annual shareholder meeting or until their respective successors shall be elected and qualified. The elected directors and the votes for and withheld were as follows:

Director	For	Withheld
Kathi Ainsworth-Jones	23,138,510	219,504
Arthur J. Buerk	23,155,560	202,454
Marc Evanger	23,052,810	305,204
Lawrence Hood	23,110,510	247,504
Gregory Hubert	23,184,710	173,304
George Hubman	23,161,010	197,004
Tom T. O’Keefe	22,744,366	613,648

Our shareholders approved an amendment to our articles of incorporation to increase our authorized capital stock from 150,000,000 shares to 163,500,000 shares, consisting of 120,000,000 shares of Common Stock and 43,500,000 shares of preferred stock (increasing the number of authorized shares of preferred stock from 30,000,000 to 43,500,000 shares); and also to increase the number of authorized shares of Series A Preferred Stock from 17,500,000 shares to 31,000,000 shares. The vote on the amendment was a follows:

	Common Stock	Series A Pfd Stock	Series B Pfd Stock	Total All Classes
Outstanding Shares	16,630,770	15,378,264	4,990,709	36,999,743
Votes available to outstanding shares	16,630,770	17,069,873	4,990,709	38,691,352
Votes for	8,701,452	9,575,846	2,652,404	20,929,702
Votes against	759,103	963,480	212,425	1,935,008
Votes abstainined	70,806	279,498	143,000	493,304

The shareholders approved a new stock option plan for employees and directors (the “2004 Stock Option Plan”), under which options may be granted for up to 2,500,000 shares of our Common Stock, as follows:

VOTE
For	21,068,353
Against	1,570,373
Abstain	719,288

Our shareholders also ratified the selection of our independent registered public accounting firm, Moss Adams, LLP, as follows:

VOTE
For	23,055,597
Against	82,528
Abstain	219,889

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation.

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

10.1	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 14, 2005.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER
Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation.

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1).

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2).

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

10.1	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith