Form 10-K/A
period 2004-03-28
TULLYS COFFEE CORP
filed 2005-04-14
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” During the fourth fiscal quarter of our fiscal year ending April 3, 2005 (“Fiscal 2005”), Tully’s became aware that a number of retailers and restaurant operators had disclosed in their filings with the Securities and Exchange Commission (the “SEC”) that they were reassessing their accounting related to real estate leases and that some companies had restated their financial statements to reflect changes in their accounting for real estate leases.

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We have restated the amortization of leasehold improvements using the shorter of the respective lease term (as defined in the lease accounting review) and the estimated economic life of the improvement. We determined that it would be appropriate to restate certain of our prior financial statements with respect to the amortization of leasehold improvement assets. On February 14, 2005 we determined that our previously-filed financial statements for the fiscal years 2000 through 2004 and for the first two quarters of Fiscal 2005 should be restated. We reflected our preliminary determination with respect to adjustments related to leasehold improvements in our quarterly financial statements for the period ended December 26, 2004 contained in the Quarterly Report on Form 10-Q filed on February 14, 2005. Since we filed that report, we have compared the restated lease terms determined in our lease accounting review to the periods used to amortize certain lease-related intangible assets and to the periods used in the accounting for lessor allowances for tenant improvements, for rent holidays (“free rent” periods), and for “stepped” rent accounting. We have restated the amounts of amortization expense and rental expense for each period, limiting the amortization period to the lease terms determined in our lease accounting review. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

Our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 (“Fiscal 2004”) was filed with the SEC on June 28, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 (the “Form 10-K/A”) to reflect restatements of our consolidated balance sheets at March 28, 2004 and March 30, 2003, and our consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002, and the related notes thereto. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Consolidated Financial Statements. Information presented in the sections entitled “Item 6. Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the Restatement on financial data for our fiscal years 2000 through 2004.

This Form 10-K/A sets forth the content of the Original Filing in its entirety, with changes to Items 6, 7, 8, and 9A of Part II and Item 15 “Financial Statements” of Part IV of the Original Filing amended, in each case, solely as a result of, and to reflect, the Restatement. No other information in the Original Filing has been amended in this Form 10-K/A. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of our independent registered public accountants and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consents of our independent registered public accountants are attached to this Form 10-K/A as Exhibits 23.1 and 23.2. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing or will be disclosed in our amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 27, 2004, September 26, 2004, and December 26, 2004, respectively, which will be filed subsequent to the filing of this Form 10-K/A, and any other reports filed with the SEC subsequent to the date of this filing.

We have not amended and do not intend to amend our previously-filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to March 28, 2004. For this reason, the consolidated financial statements, reports of independent accountants and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

Tully’s Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. Our telephone number is (206) 233-2070 or 1-800-96 Tully. Information contained on our website (www.tullys.com) does not constitute part of this report.

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

For a description of our equity compensation plans, see Note 18 of the Notes to the Consolidated Financial Statements.

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

Fiscal 2004

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to employees in consideration for services pursuant to our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”):

•	In May 2003, options for 100,000 shares, with an exercise price of $0.31, to our Chief Financial Officer.

•	In May 2003, options for 75,000 shares, with an exercise price of $0.31, to our Vice President, Retail.

•	On October 23, 2003 options for 266,400 shares, with an exercise price of $0.31, to thirty-four employees

•	On February 9, 2004 options for 25,000 shares, with an exercise price of $0.31 to one employee

•	In June 2003, we granted to five directors options to purchase an aggregate of 15,000 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings prior to June 30, 2002. These options were fully vested and exercisable from the time of grant. On June 2, 2004, Tully’s also issued stock options for a total of 54,000 shares to five directors for Board of Directors participation in Fiscal 2004 (with an exercise price of $0.30 per share and fully vested at March 28, 2004).

•	Stock Issued upon Exercise of Warrants

•	In June and August 2003, we issued a total of 60,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $6,947.

•	In March 2004, Tully’s issued 22,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $7,260.

•	As of January 1, 2004, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 13 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 12 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in 2004 and the total warrants issued to them as of April 25, 2004 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued in April 2004	111,096	74,064	185,160
Total warrants issued to the Guarantors as of April 25, 2004	629,544	397,874	1,027,418

Fiscal 2003

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to the following employees in consideration for services pursuant to the 1994 Plan:

•	In May 2002, we granted options to the Chief Executive Officer to purchase an aggregate of 1,000,000 shares of Common Stock, consisting of options for 450,000 shares at an exercise price of $0.01 per share, options for 350,000 shares with an exercise price of $1.78 per share and options for 200,000 shares at $2.50 per share, in accordance with his employment agreement.

•	In June 2002, we granted options to the Chief Financial Officer to purchase an aggregate of 225,000 shares of Common Stock, consisting of options for 100,000 shares at an exercise price of $0.01 per share, options for 75,000 shares with an exercise price of $1.78 per share and options for 50,000 shares at $2.50 per share.

•	Between June 2002 and March 2003, we granted options to thirteen employees to purchase an aggregate of 205,800 shares of Common Stock, consisting of the following:

Date of Grant	Number of Shares	Price per Share
June 2002	45,000	$1.78
June 2002	10,000	$2.50
July 2002	25,000	$0.01
September 2002	75,000	$0.01
February 2003	50,000	$0.01
March 2003	800	$0.31

•	During Fiscal 2003, Tully’s granted to nine directors options to purchase an aggregate of 17,500 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings. These options were fully vested and exercisable from the time of grant.

•	Between June 2002 and September 2002, we issued an aggregate of 68,574 shares of Common Stock to two employees upon exercise of options with aggregate consideration to Tully’s of $686 as follows:

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
June 2002	Employee	500	$0.01	$5
July 2002	Employee	18,074	$0.01	181
September 2002	Employee	50,000	$0.01	500

Totals		68,574		$686

•	In June 2002, we issued an aggregate of 20,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration $6,600.

•	In Fiscal 2003, we issued the following warrants to the Guarantors of the KCL Credit Line on a quarterly basis as compensation for guaranties provided under the KCL Credit Line (with an exercise price of $0.05 per share), as described in Note 12 of the Notes to the Consolidated Financial Statements:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924

•	As of January 1, 2003, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 13 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

Fiscal 2002

•	During Fiscal 2002, we granted options to purchase an aggregate of 69,750 shares of Common Stock to 12 directors pursuant to our Amended and Restated 1994 Stock Option Plan in consideration for their service as directors during Fiscal 2002. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten-year term.

•	Between April 2001 and October 2001, we granted options to purchase an aggregate of 105,112 shares of our Common stock to our Chairman of the Board and to a director in consideration for their personal guarantees of our bank line of credit. The number of option shares were determined each month based upon the outstanding guaranteed debt amounts and had an estimated fair market value of $209,000 at the time of grant. The options have an exercise price of $.01 per share, are vested and fully exercisable upon grant, and have a ten-year term.

•	In May 2001, we issued 12,000 shares of our Common Stock, then valued at approximately $30,000, to one vendor for goods and services provided to Tully’s.

•	During Fiscal 2002, Tully’s issued an aggregate of 10,076 shares of its common stock to one director and four employees upon exercise of stock options, as follows:

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
April 2001	Employee	1,200	$2.25	$2,700
April 2001	Employee	375	$0.01	4
July 2001	Employee	4,501	$0.01	45
August 2001	Director	500	$0.01	5
March 2002	Employee	3,500	$0.01	35

Totals		10,076		$2,789

•	In August 2001, we issued 125,000 shares of our Common Stock, then valued at approximately $250,000, to a grocery store chain as settlement for the termination of a grocery store agreement.

•	In March 2002, Tully’s issued 7,500 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of approximately $2,000.

•	In January 2002, we issued warrants to purchase 240,000 shares of our Common Stock then valued at approximately $480,000 to a company owned by a former director of Tully’s in accordance with the terms of a convertible promissory note. The warrants were issued in lieu of annual interest on the promissory note, have an exercise price of $0.01 and are exercisable for ten years from the issuance date thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following information has been restated to reflect adjustments to the Original Filing that are further discussed in the section entitled “Explanatory Note” in the forepart of this Form 10-K/A and under “Restatement of Financial Statements” in Note 2 of the Notes to Consolidated Financial Statements. The following selected financial data have been derived from the consolidated financial statements of Tully’s. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

	Fiscal Years Ended (1) (7)
(dollar amounts in thousands, except per share data)	Mar 28, 2004 (3) (as restated)	Mar 30, 2003 (2)(3) (as restated)	Mar 31, 2002 (3)(4) (as restated)	Apr 1, 2001 (3) (as restated)	Apr 2, 2000 (as restated)
Results of Operations Data
Net sales	$50,768	$50,800	$51,458	$42,102	$27,698
Operating loss	(1,846)	(6,834)	(13,381)	(24,029)	(8,191)
Loss before cumulative effect of change in accounting principle	(2,595)	(7,056)	(11,422)	(25,289)	(8,540)
Cumulative effect of change in accounting principle (2)	—	(3,018)	—	—	—

Net loss	$(2,595)	$(10,074)	$(11,422)	$(25,289)	$(8,540)

Net loss per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.43)	$(0.70)	$(1.60)	$(1.19)
Cumulative effect of change in accounting principle (2)	—	(0.18)	—	—	—
Net loss per share—basic and diluted	$(0.16)	$(0.62)	$(0.70)	$(1.60)	$(1.19)
Balance Sheet Data
Total assets	$20,017	$23,677	$32,469	$38,926	$36,495
Long-term obligations (including current portion) (5)	6,446	6,843	3,164	3,486	299
Stockholders’ equity (deficit)	$(6,671)	$(4,480)	$5,296	$14,394	$24,655
Other Data
Earnings (loss) before interest, taxes, depreciation and amortization (6)	$1,830	$(2,093)	$(5,558)	$(19,200)	$(5,150)
Number of stores at period-end
Stores operated by Tully’s	94	100	104	114	65
Stores operated or franchised by international licensees	175	113	50	23	8

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks except for the fiscal year ended April 2, 2000 (“Fiscal 2000”), which had 53 weeks. The 53rd week accounted for $503,000 in net sales in Fiscal 2000.
(2)	The cumulative effect of a change in accounting for goodwill in the amount of $3,018,000 was recorded in Fiscal 2003. See Note 8 of the Notes to the Consolidated Financial Statements.
(3)	Fiscal 2002, 2003 and 2004 include the following charges (dollars in thousands):

	2004	2003	2002
Impairment of long-lived assets (see Note 9 of the Notes to the Consolidated Financial Statements), as restated	$97	$1,310	$2,315
Store closures and lease termination costs (see Note 16 of the Notes to the Consolidated Financial Statements)	170	108	1,583
Evaluation of business integration opportunity (see Note 14 of the Notes to the Consolidated Financial Statements)	541	—	—

Total	$808	$1,418	$3,898

(4)	During Fiscal 2002, Tully’s received a $12,000,000 license fee from UCC. In addition, we received $4,200,000 and 300 shares of Tully’s Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of our supply agreement with Tully’s Coffee Japan. The Tully’s Coffee Japan stock was sold by Tully’s in Fiscal 2003.

(5)	Long term obligations are summarized as follows (dollars in thousands):

	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001	Apr 2, 2000
Current portion of long-term debt and capital lease obligations	$1,145	$561	$308	$515	$94
Long-term debt, net of current portion	2,167	3,106	26	210	14
Capital lease obligations, net of current portion	203	360	127	168	191
Convertible promissory note, net of discount	2,931	2,816	2,703	2,593	—

Long term obligations (including current portion)	$6,446	$6,843	$3,164	$3,486	$299

In addition to these long term obligations, we also had outstanding bank debt that was included in current liabilities, as follows (dollars in thousands):

	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001	Apr 2, 2000
Bank line of credit	$—	$—	$—	$5,500	$3,000

(6)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. See Management’s Discussion and Analysis for additional information regarding the computation and usage of EBITDA information. The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Fiscal Years Ended
	Mar 28, 2004 (as restated)	Mar 30, 2003 (as restated)	Mar 31, 2002 (as restated)	Apr 1, 2001 (as restated)	Apr 2, 2000 (as restated)
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net loss	$(2,595)	$(10,074)	$(11,422)	$(25,289)	$(8,540)
Add back cumulative effect of change in accounting principle	—	3,018	—	—	—

Loss before cumulative effect of change in accounting principle	(2,595)	(7,056)	(11,422)	(25,289)	(8,540)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	760	721	904	1,399	499
Income taxes	43	25	6	—	—
Depreciation and amortization	3,622	4,217	4,954	4,690	2,891

Earnings (loss) before interest, taxes, depreciation and amortization	$1,830	$(2,093)	$(5,558)	$(19,200)	$(5,150)

(7)	We have restated our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002 as described in Note 2 of the Notes to the Consolidated Financial Statements. In addition, financial information for Fiscal 2001 and Fiscal 2000 has been restated as set forth in the following table:

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except per share)
Adjustments to Results of Operations Data
Fiscal Year Ended April 2, 2000

Operating loss	$(7,717)	$(474)	$(8,191)
Loss before cumulative effect of change in accounting principle	(8,066)	(474)	(8,540)
Net loss	(8,066)	(474)	(8,540)
Net loss per share- basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.15)	$(0.04)	$(1.19)
Net loss per share- basic and diluted	$(1.15)	$(0.04)	$(1.19)

Fiscal Year Ended April 1, 2001
Operating loss	$(23,797)	$(232)	$(24,029)
Loss before cumulative effect of change in accounting principle	(25,057)	(232)	(25,289)
Net loss	$(25,057)	$(232)	$(25,289)
Net loss per share- basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.59)	$(0.01)	$(1.60)
Net loss per share- basic and diluted	$(1.59)	$(0.01)	$(1.60)

Adjustments to Consolidated Balance Sheet Data

April 2, 2000
Total assets	$36,844	$(349)	$36,495
Total liabilities	11,558	282	11,840
Accumulated deficit	(39,171)	(631)	(39,802)
Stockholders’ equity	$25,286	$(631)	$24,655

April 1, 2001
Total assets	$39,278	$(352)	$38,926
Total liabilities	24,033	499	24,532
Accumulated deficit	(64,228)	(851)	(65,079)
Stockholders’ equity	$15,245	$(851)	$14,394

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended March 28, 2004, March 30, 2003, and March 31, 2002. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. We believe that certain statements herein, including statements concerning anticipated store openings and closings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our foreign licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report. All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

For financial reporting, we end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks. Fiscal 2005 will include 53 weeks.

Restatement of Financial Statements

During the fourth fiscal quarter of Fiscal 2005, Tully’s became aware of disclosures by a number of public companies in their filings with the Securities and Exchange Commission (the “SEC”) that they were reassessing their accounting related to real estate leases and that some of these companies had restated their financial statements to reflect changes in their accounting for real estate leases. In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices.

In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service, (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service (limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge.

In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in Fiscal 2004, Fiscal 2003 and Fiscal 2002 (but increasing the amounts of expense in Fiscal 2001 and Fiscal 2000) and increasing the amount of the deferred credit (liability) for deferred lease costs.

We have restated our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002 to reflect the results of these adjustments (the “Restatement”). The cumulative effect of the Restatement as of March 28, 2004 is a decrease in leasehold improvements (property and equipment) of $648,000, a decrease in lease-related intangibles (other intangible assets) of $279,000, a $290,000 increase in the liability recorded for deferred lease costs, and an increase in shareholders deficit of $1,217,000. The Restatement did not have any effect on our previously reported cash flow from operations or sales.

The effects of these adjustments on the consolidated statements of operations for each of Fiscal 2004, 2003 and 2002 are shown in the table below. Further information on these adjustments is provided under “Restatement of Financial Statements” in Note 2 of the Notes to the Consolidated Financial Statements.

Adjustments to Results of Operations

	As Previously Reported	Adjustments	As Restated
Fiscal Year Ended March 31, 2002
Marketing, general and administrative costs	$11,160	$(49)	$11,111
Depreciation and amortization expense	4,600	354	4,954
Impairment of long-lived assets	2,350	(35)	2,315
Total cost of goods sold and operating expenses	64,569	270	64,839
Operating loss	(13,111)	(270)	(13,381)
Loss before cumulative effect of change in accounting principle	(11,152)	(270)	(11,422)
Net loss	$(11,152)	$(270)	$(11,422)
Net loss per share- basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.69)	$(0.01)	$(0.70)
Net loss per share- basic and diluted	$(0.69)	$(0.01)	$(0.70)

Fiscal Year Ended March 30, 2003
Marketing, general and administrative costs	$9,290	$(73)	$9,217
Depreciation and amortization expense	3,894	323	4,217
Impairment of long-lived assets	1,390	(80)	1,310
Total cost of goods sold and operating expenses	57,464	170	57,634
Operating loss	(6,664)	(170)	(6,834)
Loss before cumulative effect of change in accounting principle	(6,886)	(170)	(7,056)
Net loss	$(9,904)	$(170)	$(10,074)
Net loss per share- basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.42)	$(0.01)	$(0.43)
Net loss per share- basic and diluted	$(0.60)	$(0.02)	$(0.62)

Fiscal Year Ended March 28, 2004
Marketing, general and administrative costs	$7,181	$(87)	$7,094
Depreciation and amortization expense	3,607	15	3,622
Impairment of long-lived assets	99	(2)	97
Total cost of goods sold and operating expenses	52,688	(74)	52,614
Operating loss	(1,920)	74	(1,846)
Loss before cumulative effect of change in accounting principle	(2,669)	74	(2,595)
Net loss	$(2,669)	$74	$(2,595)
Net loss per share- basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$—	$(0.16)
Net loss per share- basic and diluted	$(0.16)	$—	$(0.16)

Overview

Tully’s derives its revenues from sales from its:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for Fiscal 2004, Tully’s derived approximately 80.0% of its net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division (formerly known as the International division), which sells Tully’s-branded products to its foreign licensees and receives royalties and fees from those licensees, and which is now responsible for emerging opportunities for U.S. franchising and licensing.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Fiscal Years Ended
	Mar 28, 2004 (as restated)	Mar 30, 2003 (as restated)	Mar 31, 2002 (as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	93.5%	94.7%	96.2%
Licenses, royalties, and fees	2.4%	1.3%	0.1%
Recognition of deferred revenue	4.1%	4.0%	3.7%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	43.6%	46.6%	50.3%
Store operating expenses	33.3%	33.9%	33.8%
Other operating expenses	4.0%	3.7%	3.1%
Marketing, general and administrative costs	14.0%	18.1%	21.6%
Depreciation and amortization	7.1%	8.3%	9.6%
Evaluation of business integration opportunity	1.1%	—	—
Impairment of long-lived assets	0.2%	2.7%	4.5%
Store closure and lease termination costs	0.3%	0.2%	3.1%

Total cost of goods sold and operating expenses	103.6%	113.5%	126.0%

Operating loss	(3.6)%	(13.5)%	(26.0)%
Other income (expense)
Interest expense	(1.1)%	(1.3)%	(1.6)%
Interest income	*	*	0.2%
Gain on sale of investments	*	*	5.6%
Miscellaneous income (expense)	0.1%	1.0%	*
Loan guarantee fee expense	(0.4)%	(0.2)%	(0.4)%

Loss before income taxes and cumulative effect of change in accounting principle	(5.0)%	(13.8)%	(22.2)%
Income taxes	(0.1)%	*	*
Cumulative effect of change in accounting principle	—	(5.9)%	—

Net loss	(5.1)%	(19.8)%	(22.2)%

*	Amount is less than 0.1%

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance, and EBITDA is the primary determinant in the computation of management incentive compensation. We expect to continue to incur these excluded items: interest income; interest expense and loan guarantee fees on our outstanding debt; and depreciation and amortization as we will continue to have long-lived assets.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:

	Fiscal Years Ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
Net Loss	$(2,595)	$(10,074)	$(11,422)
Add back cumulative effect of change in accounting principle	—	3,018	—

Loss before cumulative effect of change in accounting principle	(2,595)	(7,056)	(11,422)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	760	721	904
Income taxes	43	25	6
Depreciation and amortization	3,622	4,217	4,954

Earnings (loss) before interest, taxes, depreciation and amortization	$1,830	$(2,093)	$(5,558)

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

Store operating expenses decreased $290,000, or 1.7%, to $16,923,000 for Fiscal 2004 as compared to Fiscal 2003 as the result of the closure of stores not meeting our financial requirements, partially offset by costs of the two stores added in Fiscal 2003 and Fiscal 2004. As a percentage of net sales, store operating expenses improved to 33.3% for Fiscal 2004 from 33.9% for Fiscal 2003.

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

Marketing, general and administrative costs decreased $2,123,000, or 23.0%, to $7,094,000 for Fiscal 2004 as compared to $9,217,000 for Fiscal 2003, reflecting our efforts to reduce such costs. This decrease reflects reductions of $1,094,000 in marketing and promotion costs, $296,000 in labor costs, and $244,000 in professional fees, as compared to Fiscal 2003.

Depreciation and amortization expense decreased $595,000, or 14.1%, to $3,622,000 for Fiscal 2004 as compared to Fiscal 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges.

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

During Fiscal 2004 and Fiscal 2003, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 9 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $97,000 was recognized in Fiscal 2004 compared to the non-cash impairment charge of $1,310,000 during Fiscal 2003.

During Fiscal 2004, we incurred store closure and lease termination costs of $170,000 in connection with the closure of seven stores that did not meet our financial criteria. Tully’s incurred $108,000 in store closure costs during Fiscal 2003.

Operating Loss

As a result of the factors described above, we had an operating loss of $1,846,000 for Fiscal 2004, which is an improvement of $4,988,000 (73.0%) as compared to the operating loss of $6,834,000 during Fiscal 2003.

Other Income (Expense)

Interest expense decreased $111,000, or 17.1%, to $537,000 for Fiscal 2004 as compared to $648,000 during Fiscal 2003 due to a lower value assigned to warrants issued as payment of interest under the convertible promissory note (see Note 13 of the Notes to the Consolidated Financial Statements), offset by increased cash interest from a full year of borrowings under the KCL credit facility in Fiscal 2004 as compared to a partial year of borrowing in Fiscal 2003.

During Fiscal 2004 we incurred loan guarantee fee expense of $227,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 12 of the Notes to the Consolidated Financial Statements). We incurred partial year expense of $94,000 of loan guarantee fee expense during Fiscal 2003 when this arrangement commenced.

As a result of the agreement with Spinelli Pte. Ltd. relating to the assignment of certain rights for our Spinelli brand, we recognized a net gain of $460,000 that is included in other income for Fiscal 2003 (see Note 14 of the Notes to the Consolidated Financial Statements). There was no such gain recognized during Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $1,830,000 for Fiscal 2004, which is an improvement of $3,923,000 as compared to the loss before interest, taxes, depreciation and amortization of $2,093,000 during Fiscal 2003.

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, we adopted the full provisions of SFAS 142 (see Note 8 of the Notes to the Consolidated Financial Statements). We performed an evaluation of our goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to our Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge was retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

As a result of the factors described above, loss before cumulative effect of change in accounting principle decreased $4,461,000, or 63.2%, to $2,595,000 during Fiscal 2004, as compared to $7,056,000 during Fiscal 2003.

We had a net loss of $2,595,000 for Fiscal 2004, as compared to the net loss of $10,074,000 during Fiscal 2003 (including the Fiscal 2003 $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle).

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

Net sales for the Specialty division decreased by $142,000, or 2.9%, for Fiscal 2003 to $4,715,000 from $4,857,000 for Fiscal 2002. Although FOODX increased the number of its owned and franchised stores from 50 to 112 during Fiscal 2003, FOODX began to purchase coffee, supplies and equipment from Japanese suppliers rather than from us during this period. The shift toward more local procurement by FOODX will generally decrease our sales to FOODX, but will result in greater gross margins for Tully’s. The growth in FOODX’s retail store base and business and the shift in its procurement resulted in a $728,000 increase in license royalties (related to the stores franchised by FOODX) and coffee roasting fees compared to Fiscal 2002, but also resulted in a decrease in sales of coffee and supplies of $870,000. Recognition of deferred revenue related to the UCC and FOODX agreements increased by $130,000 because Fiscal 2002 included only a partial year of such revenues. Specialty division sales accounted for 9.3% and 9.4% of net sales in Fiscal 2003 and Fiscal 2002, respectively.

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

Marketing, general and administrative costs decreased $1,894,000, or 17.0%, to $9,217,000 in Fiscal 2003 from $11,111,000 in Fiscal 2002 reflecting our efforts to reduce costs to levels appropriate for our revenue base. This decrease includes $175,000 in reduced costs under baseball park sponsorship agreements, a $762,000 decrease in professional fees, and a $178,000 decrease in stock option compensation expense.

Depreciation and amortization expense decreased $737,000, or 14.9%, to $4,217,000 in Fiscal 2003 from $4,954,000 in Fiscal 2002. During Fiscal 2003, we adopted the full provisions of SFAS 142 and therefore no amortization of goodwill was recorded in Fiscal 2003, compared to $252,000 recorded in Fiscal 2002. The reduction in depreciation and amortization expense also reflects the lower depreciable asset base caused by asset retirements and asset impairment charges (described below) during Fiscal 2001-2003.

Impairment of Long-Lived Assets

During Fiscal 2003 and Fiscal 2002, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 9 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $1,310,000 was recognized in Fiscal 2003 compared to the non-cash impairment charge of $2,315,000 during Fiscal 2002. These non-cash charges represent the write-off of the goodwill, leasehold improvements and other long-lived assets determined to be impaired.

Store Closure and Lease Termination Costs

Store closure and lease termination costs were $108,000 for Fiscal 2003 as compared to $1,583,000 in Fiscal 2002. This decrease in the amount of costs associated with closure and disposal of stores not meeting our financial criteria and disposal of undeveloped property under leases is the result of the lower number of store closures and surplus properties to be disposed of in Fiscal 2003. See Note 16 of the Notes to the Consolidated Financial Statements.

Operating Loss

As a result of the factors described above, we had an operating loss of $6,834,000 in Fiscal 2003 as compared to the operating loss of $13,381,000 in Fiscal 2002, which is an improvement of $6,547,000, or 48.9%, as compared to Fiscal 2002. The improvement includes a $2,480,000 reduction in the amount of charges for impairment of long-lived assets and for store closure and lease termination costs for Fiscal 2003 as compared to Fiscal 2002.

Other Income (Expense)

Interest expense decreased $164,000, or 20.2%, to $648,000 for Fiscal 2003 compared to $812,000 for Fiscal 2002. The decrease relates to the lower level of average outstanding debt during Fiscal 2003 as compared to during Fiscal 2002 as the result of the repayment of our bank borrowings in Fiscal 2002 and the repayment of other notes and contracts, and the lower cost recorded for warrants issued in lieu of cash interest for the convertible promissory note during Fiscal 2003. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements.

Gains on sale of investments of $14,000 in Fiscal 2003 and $2,887,000 in Fiscal 2002 are the realized gains from the sale of our holdings of FOODX stock. The greater gain in Fiscal 2002 is the result of (i) lower cost per share on the shares sold in Fiscal 2002, (ii) higher selling price per share in Fiscal 2002, and (iii) more shares sold in Fiscal 2002.

Miscellaneous income (expense) increased $528,000 to income of $510,000 for Fiscal 2003 from expense of $18,000 for Fiscal 2002. The increase reflects primarily the Fiscal 2003 sale of certain intellectual property to Spinelli Pte. Ltd., in the amount of $500,000 less approximately $40,000 of costs (See Note 14 of the Notes to the Consolidated Financial Statements).

Loan guarantee fee expense decreased $122,000 to $94,000 in Fiscal 2003 from $216,000 for Fiscal 2002 primarily as the result of the lower level of average outstanding debt during Fiscal 2003 that was subject to such fees, as compared to Fiscal 2002. These are non-cash fees paid with options or warrants (see Note 12 of the Notes to the Consolidated Financial Statements).

Loss before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had a loss before interest, taxes, depreciation and amortization of $2,093,000 for Fiscal 2003, which is an improvement of $3,465,000 as compared to the loss before interest, taxes, depreciation and amortization of $5,558,000 during Fiscal 2002.

Cumulative Effect of Change in Accounting Principle

During Fiscal 2003, we adopted the full provisions of SFAS 142. We performed an evaluation of our goodwill as of April 1, 2002 and determined that an impairment charge of $3,018,000 should be recorded related to our Retail division operations in California and Oregon. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of the beginning of Fiscal 2003. See Note 8 of the Notes to the Consolidated Financial Statements.

Loss before Cumulative Effect of Change in Accounting Principle and Net Loss

Loss before Cumulative Effect of Change in Accounting Principle decreased $4,366,000, or 38.2%, to $7,056,000 in Fiscal 2003 from $11,422,000 for Fiscal 2002. The smaller loss in Fiscal 2003 reflects the $6,547,000 improvement in operating loss during Fiscal 2003, partially offset by the smaller gain on sale of investments during Fiscal 2003 as compared to Fiscal 2002.

After the $3,018,000 non-cash charge for the write-off of goodwill from the cumulative effect of change in accounting principle, we had a net loss of $10,074,000 for Fiscal 2003 as compared to $11,422,000 for Fiscal 2002.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Fiscal Years Ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(2,595)	$(7,056)	$(11,422)
Adjustments for depreciation and other non-cash operating statement amounts	2,376	4,394	5,374

Net loss adjusted for non-cash operating statement amounts	(219)	(2,662)	(6,048)
Deferred revenue cash received	500	—	16,200
Cash provided (used) for other changes in assets and liabilities	1,006	(625)	(3,189)

Net cash provided by (used in) operating activities	1,287	(3,287)	6,963
Proceeds from sale of investment in FOODX stock	—	1,829	3,025
Net (purchases) disposals of property and equipment	(286)	(1,186)	(3,024)
Additions to intangibles and other assets	—	—	(12)
Net borrowings (repayments) of debt	(761)	1,946	(6,282)
Proceeds from equity transactions	14	7	606

Net increase (decrease) in cash and cash equivalents	$254	$(691)	$1,276

Overall, our operating activities, investing activities, and financing activities provided $254,000 of cash during Fiscal 2004 as compared to cash used of $691,000 during Fiscal 2003.

Cash provided by operating activities for Fiscal 2004 was $1,287,000, an improvement of $4,574,000 compared to Fiscal 2003 when operations used cash of $3,287,000. Cash provided by operating activities improved during Fiscal 2004 as the result of the improvements in operating results discussed above under “Overview” and “Results of Operations.” The improvement in our operating results was due in part to reductions in non-cash charges, such as depreciation and amortization. However, excluding the effects of these non-cash charges, cash flow from net loss as adjusted for non-cash operating statement amounts improved by $2,443,000, from net cash used of $2,662,000 during Fiscal 2003, to cash used of $219,000 during Fiscal 2004. During Fiscal 2004, $500,000 of cash was provided in connection with amending the FOODX license agreement as described in Note 14 of the Notes to the Consolidated Financial Statements, and other changes in assets and liabilities provided cash of $1,006,000 (primarily from decreases in current assets) as compared to a net use of cash of $625,000 for changes in assets and liabilities during Fiscal 2003 (primarily for increases in current assets).

In Fiscal 2002 operations provided cash of $6,963,000, which includes the cash receipt of $16,200,000 of advance revenues as discussed in Note 14 of the Notes to Consolidated Financial Statements, and also the Fiscal 2002 use of such proceeds to reduce approximately $4 million of accounts payable and accrued liabilities that had accumulated in Fiscal 2001. The effects of the Fiscal 2002 advance collection of deferred revenues, and the Fiscal 2002 reduction of green coffee inventories, accounts payable and accrued liabilities that had accumulated above typical levels in Fiscal 2001 impacted the amount of cash provided by operating activities in Fiscal 2002 as compared with subsequent years.

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

Financing activities used cash of $747,000 in Fiscal 2004 and $5,676,000 in Fiscal 2002, but provided cash of $1,953,000 in Fiscal 2003. In Fiscal 2004, the primary financing activity was repayment of debt and capital leases. In Fiscal 2003, financing activities consisted primarily of borrowings under the new Kent Central Lines (see Note 12 of the Notes to the Consolidated Financial

Statements) and the payment of scheduled maturities of other obligations. In Fiscal 2002, the primary financing activity was the repayment of the bank credit line ($5,500,000) and other obligations, using proceeds from the advance license fees and from the sale of FOODX stock.

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

At March 28, 2004 we had total liabilities of $26,688,000 and total assets of $20,017,000, so that a deficit of $6,671,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at March 28, 2004 include deferred revenue in the aggregate amount of $12,420,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($12,420,000 at March 28, 2004) for less than $2,000,000 of future cash expenditures.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Note 12 and Note 13 of the Notes to the Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At March 28, 2004, we had available borrowing capacity of $310,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan, and the cash and cash equivalents of $1,247,000 at March 28, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

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

New Accounting Standards

See Note 1 of the Notes to the Consolidated Financial Statements.

Risk Factors

This Annual Report on Form 10-K/A contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report. You should consider these risks in evaluating our financial outlook.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

To date, we have incurred losses in every year of operations, including the fiscal year ended March 28, 2004. As of March 28, 2004, our accumulated deficit was $89.2 million (after the Restatement). We cannot assure you that we will ever become or remain profitable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Tully’s Coffee Corporation, and the Reports of Independent Registered Public Accounting Firms, are filed as a part of this report on Form 10-K/A.

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

As discussed in Note 2, the consolidated financial statements for all periods presented have been restated.

MOSS ADAMS LLP

Seattle, Washington

May 21, 2004 except as to Note 23,

as to which the date is June 25, 2004, and except as to

Note 2, as to which the date is April 13, 2005

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

As discussed in Note 2 to the consolidated financial statements, the 2002 consolidated financial statements have been restated.

See Note 3 for discussion of the Company’s recent and prospective liquidity issues.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

June 28, 2002 except for Note 2, as to which

the date is as of April 13, 2005

Tully’s Coffee Corporation

Consolidated Balance Sheets

	March 28, 2004 (as restated)	March 30, 2003 (as restated)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,247	$993
Accounts receivable, net of allowance for doubtful accounts of $134 and $173 at 2004 and 2003, respectively	889	1,239
Inventories	2,170	2,417
Prepaid expenses and other current assets	664	668

Total current assets	4,970	5,317
Property and equipment, net	13,356	16,461
Goodwill, net	523	523
Other intangible assets, net	595	698
Other assets	573	678

Total assets	$20,017	$23,677

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,177	$2,389
Accrued liabilities	3,949	3,034
Current portion of long-term debt	912	377
Current portion of capital lease obligations	233	184
Deferred revenue	2,124	1,838

Total current liabilities	9,395	7,822
Long-term debt, net of current portion	2,167	3,106
Capital lease obligation, net of current portion	203	360
Deferred lease costs	1,696	1,884
Convertible promissory note, net of discount	2,931	2,816
Deferred revenue, net of current portion	10,296	12,169

Total liabilities	26,688	28,157

Commitments and contingencies (Notes 9 and 16)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 issued and outstanding at 2004 and 2003; stated value of $2.50 per share and a liquidation preference of $38,446 at 2004 and 2003	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized at 2004 and 2003; 16,491,187 and 16,409,187 shares issued and outstanding at 2004 and 2003, respectively, with a liquidation preference of $37,105 (2004) and $36,921 (2003)	9,286	9,272
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 issued and outstanding at 2004 and 2003, stated value of $2.50 per share and a liquidation preference of $12,477 at 2004 and 2003	11,066	11,066
Deferred stock compensation	(74)	(161)
Additional paid-in capital	27,738	27,435
Accumulated deficit	(89,170)	(86,575)

Total stockholders’ deficit	(6,671)	(4,480)

Total liabilities and stockholders’ deficit	$20,017	$23,677

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
	(dollars in thousands, except per share data)
Net sales
Sales of products	$47,441	$48,114	$49,500
Licenses, royalties, and fees	1,240	643	45
Recognition of deferred revenue	2,087	2,043	1,913

Net sales	50,768	50,800	51,458
Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	22,153	23,666	25,905
Store operating expenses	16,923	17,213	17,390
Other operating expenses	2,014	1,903	1,581
Marketing, general and administrative costs	7,094	9,217	11,111
Depreciation and amortization	3,622	4,217	4,954
Evaluation of business integration opportunity	541	—	—
Impairment of long-lived assets	97	1,310	2,315
Store closure and lease termination costs	170	108	1,583

Total cost of goods sold and operating expenses	52,614	57,634	64,839

Operating loss	(1,846)	(6,834)	(13,381)
Other income (expense)
Interest expense	(537)	(648)	(812)
Interest income	4	21	124
Gain on sale of investments	—	14	2,887
Miscellaneous income (expense)	54	510	(18)
Loan guarantee fee expense	(227)	(94)	(216)

Total other income (expense)	(706)	(197)	1,965

Loss before income taxes and cumulative effect of change in accounting principle	(2,552)	(7,031)	(11,416)
Income tax expense	43	25	6

Loss before cumulative effect of change in accounting principle	(2,595)	(7,056)	(11,422)
Cumulative effect of change in accounting principle	—	(3,018)	—

Net loss	$(2,595)	$(10,074)	$(11,422)

Net loss per share—basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.16)	$(0.43)	$(0.70)
Cumulative effect of change in accounting principle	—	$(0.18)	—
Net loss per share—basic and diluted	$(0.16)	$(0.62)	$(0.70)
Weighted average shares used in computing basic and diluted net loss per share	16,451	16,377	16,274

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Comprehensive Loss

	Years ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
	(dollars in thousands)
Net loss (as restated)	$(2,595)	$(10,074)	$(11,422)
Other comprehensive income (loss):
Unrealized holding gain on short-term investments, arising in the period	—	124	2,777
Less: Reclassification adjustment for realized gain on short-term investments, included in net loss	—	(14)	(2,887)

	—	110	(110)

Total comprehensive loss (as restated)	$(2,595)	$(9,964)	$(11,532)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

(dollars in thousands, except per share data)	Convertible Preferred Stock				Common Stock		Note receivable from stockholder	Additional paid-in capital	Accumulated Other Comprehensive loss	Accumulated deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount
Balance, April 1, 2001 (as previously reported)	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$—	$(64,228)	$15,245
Cumulative effect of restatement on prior years										(851)	(851)

Balance, April 1, 2001 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,166,037	$8,980	$(601)	$25,545	$—	$(65,079)	$14,394
Issuance of common stock warrants in payment of accrued liability								599			599
Issuance of 105,112 options in exchange for loan guarantees								210			210
Issuance of common stock warrants under terms of convertible promissory note								480			480
Issuance of common stock in connection with purchases of goods and services					12,000	30					30
Exercise of stock options					10,076	3					3
Issuance of stock options								259			259
Exercise of common stock warrants					7,500	2					2
Issuance of common stock in connection with termination of grocery store agreement					125,000	250					250
Note receivable from stockholder							601				601
Other comprehensive loss									(110)		(110)
Net loss (as restated)										(11,422)	(11,422)

Balance, March 31, 2002 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$—	$27,093	$(110)	$(76,501)	$5,296

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

(continued)

(dollars in thousands, except per share data)	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount
Balance, March 31, 2002 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$27,093	$—	$(110)	$(76,501)	$5,296
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							28				28
Exercise of stock options					68,574	1					1
Issuance of stock options							217	(217)			—
Amortization of deferred stock compensation								56			56
Stock option expense							25				25
Exercise of common stock warrants					20,000	6					6
Other comprehensive loss									110		110
Net loss (as restated)										(10,074)	(10,074)

Balance, March 30, 2003 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(86,575)	$(4,480)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2004, March 30, 2003, and March 31, 2002

(continued)

(dollars in thousands, except per share data)	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
	Shares	Series A	Shares	Series B	Shares	Amount
Balance, March 30, 2003 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(86,575)	$(4,480)
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							230				230
Amortization of deferred stock compensation								87			87
Stock option expense							1				1
Exercise of common stock warrants					82,000	14					14
Net loss (as restated)										(2,595)	(2,595)

Balance, March 28, 2004 (as restated)	15,378,264	$34,483	4,990,709	$11,066	16,491,187	$9,286	$27,738	$(74)	$—	$(89,170)	$(6,671)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(2,595)	$(10,074)	$(11,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	3,018	—
Depreciation and amortization	3,622	4,217	4,954
Impairment of long-lived assets	97	1,310	2,315
Store closure costs charged to operations	170	108	1,583
Gain on sale of assets	(9)	—	—
Gain on sale of investments	—	(14)	(2,887)
Stock option expense	87	81	259
Provision for doubtful accounts	83	168	7
Stock issued in exchange for services	—	—	280
Loan guarantee fee expense	227	69	210
Non-cash interest expense	186	498	566
Recognition of deferred revenue	(2,087)	(2,043)	(1,913)
Changes in assets and liabilities:
Accounts receivable	267	(336)	(194)
Inventories	278	(159)	2,670
Prepaid expenses and other assets	108	(161)	(229)
Accounts payable	(212)	130	(3,136)
Accrued liabilities	752	(198)	(2,470)
Deferred lease costs	(187)	99	170
Deferred revenue cash received	500	—	16,200

Net cash provided by (used in) operating activities	1,287	(3,287)	6,963

Cash flows from investing activities
Proceeds from the sale of investments	—	1,829	3,025
Purchases of property and equipment	(320)	(1,186)	(3,024)
Proceeds from disposals of property and equipment	34	—	—
Additions to intangible assets	—	—	(12)

Net cash provided by (used in) investing activities	(286)	643	(11)

Cash flows from financing activities
Borrowings under credit lines	—	2,465	—
Payment of credit lines	(382)	(16)	(5,500)
Payments on notes payable and capital leases	(379)	(785)	(737)
Proceeds from notes payable	—	282	305
Payments on related party notes payable	—	—	(1,350)
Proceeds from related party notes payable	—	—	1,000
Proceeds from exercise of stock options and warrants	14	7	5
Repayments of (increases in) note receivable from stockholder	—	—	601

Net cash provided by (used in) financing activities	(747)	1,953	(5,676)

Net increase (decrease) in cash and cash equivalents	254	(691)	1,276
Cash and cash equivalents
Beginning of period	993	1,684	408

End of period	$1,247	$993	$1,684

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	March 28, 2004 (as restated)	March 30, 2003 (as restated)	March 31, 2002 (as restated)
	(dollars in thousands)
Cash paid during the period for interest	$206	$73	$246
Non-cash investing and financing activity
Accounts payable to purchase equipment	—	—	121
Issuance of warrants in payment of accrued liabilities	—	—	599
Available-for-sale securities received for deferred revenue	—	—	1,771
Capital leases for purchase of equipment	250	723	—
Deferred lease cost (tenant improvement allowance) converted to long-term debt	—	890	—

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

The Specialty division has licensed third parties to operate Tully’s-branded stores and to sell Tully’s-branded coffee and other products in Asia (See Note 14). We have a license and supply agreement with FOODX Globe Co., Ltd. (“FOODX”) formerly known as Tully’s Coffee Japan (“TCJ”), which, as of May 31, 2004, operated 89 Tully’s retail stores in Japan and had franchised an additional 104 stores that operate under the Tully’s brand in Japan. Ueshima Coffee Company (“UCC”) is licensed to use the Tully’s brand throughout Asia other than Japan, and operates one Tully’s-branded store (in Seoul, South Korea). No U.S. franchised stores were operating in Fiscal 2004, but two U.S. franchised stores were operating as of June 15, 2004.

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

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated economic lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated economic lives (generally ten years) or the applicable lease term as defined under generally accepted accounting principles. Amortization expense and accumulated amortization for leasehold improvements have been restated as described in Note 2. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced below cost due to impairment charges (See Note 9).

Goodwill and other intangible assets

Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the applicable lease term as defined under generally accepted accounting principles. Amortization expense and accumulated amortization for certain lease-related intangible assets have been restated as described in Note 2. Other intangible assets are amortized on the straight-line method over 5 to 15 years. Effective April 1, 2002, Tully’s ceased amortization of goodwill as described in Note 8.

Impairment of long-lived assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

As part of our review, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Tully’s has identified this lowest level to be principally individual stores. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows. Impairment charges for long-lived assets have been restated as described in Note 2.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Rent expense

Tully’s operates in leased buildings. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such “stepped” rent expense is recorded on a straight-line basis over the respective terms of the leases (“stepped” rent expense has been restated as described in Note 2). Certain leases require contingent rent based on gross sales and such rent expense is recognized as incurred. Certain leases have rent holiday (“free rent”) periods, and Tully’s recognizes these rental credits on a straight-line basis over the respective lease terms.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	March 28, 2004 (restated)	March 30, 2003 (restated)	March 31, 2002 (restated)
	(dollars in thousands, except per share data)
Stock-based employee compensation cost
As reported	$87	$81	$259
Pro forma	$137	$162	$390
Net loss-as reported	$(2,595)	$(10,074)	$(11,422)
Net loss-pro forma	$(2,645)	$(10,155)	$(11,553)
Basic and diluted loss per common share
As reported	$(0.16)	$(0.62)	$(0.70)
Pro forma	$(0.17)	$(0.62)	$(0.71)

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

SFAS 142 requires that companies perform periodic evaluations of potential impairment of goodwill, with the initial assessment to be completed during the first six months of the year in which SFAS 142 is first applied. During Fiscal 2003, Tully’s completed an impairment evaluation of its goodwill as of the beginning of Fiscal 2003 (April 1, 2002), and determined that a non-cash impairment charge of $3,018,000 should be recorded. As provided in SFAS 142, this impairment charge has been retroactively recorded as the cumulative effect of a change in accounting principle as of April 1, 2002 (See Note 8).

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

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses, while also resolving implementation issues associated with SFAS 121. We adopted the provisions of SFAS 144 effective April 1, 2002 (see Note 9).

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. We adopted SFAS 145 in Fiscal 2004.

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

2. Restatement of Financial Statements

During the fourth fiscal quarter of Fiscal 2005, Tully’s became aware of disclosures by a number of public companies in their filings with the Securities and Exchange Commission (the “SEC”) that they were reassessing their accounting related to real estate leases and that some of these companies had restated their financial statements to reflect changes in their accounting for real estate leases. In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices.

In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service, (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service (limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge.

In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in Fiscal 2004, Fiscal 2003 and Fiscal 2002 (but increasing the amounts of expense in Fiscal 2001 and Fiscal 2000) and increasing the amount of the deferred credit (liability) for deferred lease costs.

We have restated our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002 to reflect the results of these adjustments (the “Restatement”). The following tables summarize the impact of the Restatement on our consolidated balance sheets at March 28, 2004 and March 30, 2003, and our consolidated statements of operations for Fiscal 2004, Fiscal 2003 and Fiscal 2002. The cumulative effect of the Restatement for periods prior to Fiscal 2002 was $851,000 and has been recorded as an increase to accumulated deficit as of April 1, 2001. In addition, the Notes to the Consolidated Financial Statements have been restated to reflect the Restatement adjustments described above. The Restatement did not impact our previously reported cash flow from operations or sales.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Adjustments to Consolidated Balance Sheet Data

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands)
March 30, 2003
Property and equipment, net	$17,079	$(618)	$16,461
Other intangible assets, net	994	(296)	698
Total assets	24,591	(914)	23,677
Deferred lease costs	1,507	377	1,884
Total liabilities	27,780	377	28,157
Accumulated deficit	(85,284)	(1,291)	(86,575)
Stockholders’ deficit	$(3,189)	$(1,291)	$(4,480)

March 28, 2004
Property and equipment, net	$14,004	$(648)	$13,356
Other intangible assets, net	874	(279)	595
Total assets	20,944	(927)	20,017
Deferred lease costs	1,406	290	1,696
Total liabilities	26,398	290	26,688
Accumulated deficit	(87,953)	(1,217)	(89,170)
Stockholders’ deficit	$(5,454)	$(1,217)	$(6,671)

Adjustments to Results of Operations Data

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except per share)
Fiscal Year Ended March 31, 2002
Marketing, general and administrative costs	$11,160	$(49)	$11,111
Depreciation and amortization expense	4,600	354	4,954
Impairment of long-lived assets	2,350	(35)	2,315
Total cost of goods sold and operating expenses	64,569	270	64,839
Operating loss	(13,111)	(270)	(13,381)
Loss before cumulative effect of change in accounting principle	(11,152)	(270)	(11,422)
Net loss	$(11,152)	$(270)	$(11,422)
Net loss per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.69)	$(0.01)	$(0.70)
Net loss per share-basic and diluted	$(0.69)	$(0.01)	$(0.70)

Fiscal Year Ended March 30, 2003
Marketing, general and administrative costs	$9,290	$(73)	$9,217
Depreciation and amortization expense	3,894	323	4,217
Impairment of long-lived assets	1,390	(80)	1,310
Total cost of goods sold and operating expenses	57,464	170	57,634
Operating loss	(6,664)	(170)	(6,834)
Loss before cumulative effect of change in accounting principle	(6,886)	(170)	(7,056)
Net loss	$(9,904)	$(170)	$(10,074)
Net loss per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.42)	$(0.01)	$(0.43)
Net loss per share-basic and diluted	$(0.60)	$(0.02)	$(0.62)

Fiscal Year Ended March 28, 2004
Marketing, general and administrative costs	$7,181	$(87)	$7,094
Depreciation and amortization expense	3,607	15	3,622
Impairment of long-lived assets	99	(2)	97
Total cost of goods sold and operating expenses	52,688	(74)	52,614
Operating loss	(1,920)	74	(1,846)
Loss before cumulative effect of change in accounting principle	(2,669)	74	(2,595)
Net loss	$(2,669)	$74	$(2,595)
Net loss per share-basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.16)	$—	$(0.16)
Net loss per share-basic and diluted	$(0.16)	$—	$(0.16)

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

3. Liquidity

Fiscal 2002

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2002, our cash flow from operations was insufficient to cover operating expenses. We incurred a loss of $11,152,000 in Fiscal 2002 and expected to incur a loss in Fiscal 2003. In Fiscal 2002, we were taking actions to reduce negative cash flow from operations, including closure of stores not meeting our performance objectives, revisions to operational procedures and expansion of our Wholesale division.

We expected to raise additional capital in Fiscal 2003. In June 2002 certain Tully’s directors and stockholders agreed to provide financial support as may be required by Tully’s, up to an aggregate amount of $2,000,000 (which was provided through guarantees of certain debt as described in Note 12). We believed that the combination of cash and short term investments at March 31, 2002 and funding supported by these directors and stockholders would be sufficient to fund our ongoing operations through Fiscal 2003. If the additional capital was not unavailable, or was available only on a limited basis or under unacceptable terms, then we could have been required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, reduce or discontinue our investments in store improvements, new customers and new products, or to sell stores or other assets.

Fiscal 2003, Fiscal 2004 and management expectations for Fiscal 2005

Since Fiscal 2002, we have shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base, reflecting management’s view that Tully’s has sufficiently developed our brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance. During Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. During Fiscal 2004, our operating cash flow was sufficient to cover our operating expenses ($1,287,000 cash was provided by operations for Fiscal 2004 compared to $3,287,000 cash used by operations for Fiscal 2003). Our Fiscal 2005 business plan reflects increased emphasis on growth of the business, while continuing to prioritize improvements in overall corporate operating performance and the conservative use of capital.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005 (see Note 12 and Note 13), which has reduced the required principal payments under those debt instruments during Fiscal 2005. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan, and the cash and cash equivalents of $1,247,000 at March 28, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (see Note 19) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering.

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

At March 28, 2004 we had total liabilities of $26,688,000 and total assets of $20,017,000, so that a deficit of $6,671,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at March 28, 2004 include deferred revenue in the aggregate amount of $12,420,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($12,420,000 at March 28, 2004) for less than $2,000,000 of future cash expenditures.

4. Allowance for doubtful accounts

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(dollars in thousands)
Balance, beginning of the year	$173	$349	$652
Additions charged to costs and expenses	94	168	7
Write-offs and other deductions	(133)	(344)	(310)

Balance, end of the year	$134	$173	$349

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

5. Inventories

Inventories consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Coffee
Unroasted	$678	$1,057
Roasted	682	454
Other goods held for sale	467	478
Packaging and other supplies	343	428

Total	$2,170	$2,417

6. Other assets

Other assets consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Security deposits	$270	$315
Prepaid licensing expenses	298	352
Other	5	11

Total	$573	$678

7. Property and equipment

Property and equipment consist of the following:

	March 28, 2004 (as restated)	March 30, 2003 (as restated)
	(dollars in thousands)
Machinery and equipment	$10,384	$10,426
Leasehold improvements	16,259	16,280
Furniture and fixtures	3,083	3,609
Software	295	905

	30,021	31,220
Less: Accumulated depreciation and amortization	(16,665)	(14,759)

Total	$13,356	$16,461

8. Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	March 28, 2004 (as restated)	March 30, 2003 (as restated)
	(dollars in thousands)
Goodwill	$523	$523

Other intangible assets:
Leasehold interests	521	415
Lease commissions	210	210
Trademark and logo design costs	405	407
Covenants not to compete	261	346
Other	—	23

	1,397	1,401
Less accumulated amortization	(802)	(703)

Total other intangible assets	$595	$698

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	2004	2003	2002
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(2,595)	$(10,074)	$(11,422)
Add back cumulative effect of change in accounting principle		3,018	—
Add back goodwill amortization	—	—	252

Adjusted net loss	$(2,595)	$(7,056)	$(11,170)

Basic and diluted loss per share:
Reported loss per share	$(0.16)	$(0.62)	$(0.70)
Add back
Cumulative effect of change in accounting principle	$—	$0.18	—
Goodwill amortization	—	—	0.01

Adjusted basic and diluted loss per share	$(0.16)	$(0.43)	$(0.69)

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

The total amortization expense of other intangible assets was $102,000, $176,000 and $184,000 in Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be between $20,000 and $50,000 per year.

9. Impairment of long-lived assets

During the fourth quarter of Fiscal 2004, Tully’s recognized a non-cash impairment loss of $97,000 in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. The review was performed in connection with the development and implementation of the Fiscal 2005 Business Plan. An impairment was identified based on this review. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of Fiscal 2003, Tully’s recognized a non-cash impairment loss of $1,310,000 in accordance with the provisions of SFAS 144 and SFAS 142. Of the total impairment loss, $31,000 represents impairment of goodwill (See Note 8) and $1,279,000 relates to impairment of leasehold improvements and equipment. During Fiscal 2002, Tully’s recognized a non-cash impairment loss of $2,315,000. Of the total impairment loss, $49,000 represented impairment of goodwill and other assets, and $2,266,000 related to impairment of leasehold improvements and equipment. The Fiscal 2002 review was performed in recognition of the effects of continued economic weakness, the impact from the tragedies of September 11, 2001, capital constraints and changes in our strategy.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

10. Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 28, 2004 (as restated)	March 30, 2003 (as restated)
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$12,973	$11,713
Stock options	1,919	1,888
Deferred revenue	4,219	4,962
Property and equipment	2,739	2,531
Asset impairment, store closures and lease termination costs	1,749	1,776
Deferred lease costs	985	1,027
Allowance for doubtful accounts	48	61
Accrued vacation	256	157
Other	58	58

Total deferred tax assets	24,946	24,173

Deferred tax liabilities—None
Less: Valuation allowance	(24,946)	(24,173)

Net deferred tax asset	$—	$—

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

11. Accrued liabilities

Accrued liabilities consist of the following:

	March 28, 2004	March 30, 2003
	(dollars in thousands)
Employee wages and taxes	$1,253	$1,205
Professional fees and services	529	253
Accrued lease termination and store closure costs	281	245
Accrued real estate and property taxes	335	347
Other	1,551	984

Total	$3,949	$3,034

12. Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with Kent Central LLC (“KCL”) that is secured by substantially all of our assets (the “KCL Credit Line”). Until July 2003, KCL was also lessor of the building that houses Tully’s headquarters, roasting plant and distribution facility (See Note 17). The parties agreed to amend this lease in connection with the establishment of the KCL Credit Line. When we first occupied these premises in Fiscal 2001, KCL (as lessor) funded $1,000,000 of tenant improvements to the premises, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 we recorded this $1,000,000 amount as a deferred lease cost liability, and (prior to the establishment of the KCL Credit Line) were amortizing this liability as rent was paid. Under the provisions of the KCL Credit Line and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the KCL Credit Line and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

During Fiscal 2001 we borrowed from a bank under a bank loan agreement. As of April 1, 2001, Tully’s was indebted to the bank for $5,500,000, and on October 1, 2001 we fully repaid the outstanding borrowings under the bank loan agreement and terminated the bank loan agreement. The borrowings were collateralized by substantially all of our assets and were guaranteed by two Tully’s directors. As compensation for the guarantee, the two directors were issued stock options (See Note 18).

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

13. Convertible promissory note

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

14. International Licenses and Deferred Revenue

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

On August 31, 2003, Tully’s and FOODX amended the license agreement among the parties. The amendment provided our consent in connection with a proposed tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, we will receive a royalty upon RTD product sales of FOODX. We received a fee of $500,000 from FOODX in connection with the amendment. We recorded the fee as deferred income and are amortizing the fee over the fourteen month period from the execution of the amendment through October 2004.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

15. Related-party transactions

In connection with the KCL Credit Line, warrants to purchase shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2003 and Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 12).

Prior to its repayment (See Note 12), our bank borrowings were guaranteed by our Chairman and another director in consideration for a combined guarantee fee, paid in stock options with an estimated value equal to one percent (1.0%) per month on the line’s monthly average balance. In Fiscal 2002, Tully’s issued options to purchase an aggregate of 105,112 shares of common stock with an estimated fair market value of $210,000 to the guarantors.

A person who served as a director of Tully’s from 1994 until December 2002 was at the time of counsel with a law firm that provides legal services to us. During Fiscal 2003 and Fiscal 2002, respectively, we incurred fees and costs of $196,000 (of which approximately $108,000 was payable at March 30, 2003) and $317,000 (of which approximately $116,000 was payable at March 31, 2002) for services by the law firm.

16. Store closure and lease termination costs

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

We also had unopened retail store locations for which leases had been signed, but the stores had not yet been built. We recognized $809,000 of costs for termination of these leases in Fiscal 2002. One of these locations was later reevaluated and opened as a new store in the fourth quarter of Fiscal 2003. As of March 28, 2004, the remainder of these leases had been terminated or subleased.

17. Commitments and contingencies

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In April 2004, we were advised by FOODX that the Japanese tax authorities are conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that the tax authorities have demanded taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s (see Note 10). We intend to investigate and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at March 28, 2004.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

18. Stock options

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”) whereby we may issue incentive or nonqualified stock options to our employees and directors. Stock options are granted solely at the discretion of our Board of Directors and are issued at a price determined by our Board of Directors. The term of each option granted is for such period as determined by our Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our Board of Directors. The 1994 Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of Tully’s. In August 1999 our stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan (See Note 20) at 4,200,000, and in June 2003, our Board of Directors further amended the 1994 Plan. The 1994 Plan will terminate in October 2004 unless extended by our shareholders (this will not terminate outstanding options).

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

Non-cash stock option compensation expense under these two plans (including employees and directors and also third parties under the Founder’s Plan) totaled $87,000, $81,000, and $259,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Additionally, in consideration for a guarantee on its bank loan agreement, we issued stock options under the 1994 Plan to the guarantors until the bank debt was repaid in Fiscal 2002 (See Note 12).

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

The following table summarizes information about fixed-price options outstanding at March 28, 2004 under the 1994 Plan (it excludes options exercisable under the Founder’s Plan, which will not effect the outstanding shares, or provide cash proceeds to Tully’s, if exercised):

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted- average exercise price	Weighted-average remaining contractual life	Number exercisable	Weighted-average exercise price
			(years)
$0.01	2,194,979	$0.01	6.36	1,794,978	$0.01
0.30	54,000	0.30	10.0	54,000	0.30
0.31	465,600	0.31	9.42	—	0.31
0.33	13,593	0.33	5.77	13,593	0.33
1.50	93,712	1.50	4.05	93,712	1.50
1.75	91,520	1.75	4.08	91,520	1.75
1.78	645,000	1.78	7.08	351,666	1.78
2.25	119,882	2.25	4.97	119,882	2.25
2.50	291,833	2.50	8.08	121,666	2.50

Total	3,970,119			2,641,017

19. Stockholders’ equity

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Holders of Series B Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Each share of Series B Preferred Stock also is entitled to cast one vote for each share of common stock into which such share is then convertible on all matters submitted to a vote of the shareholders of Tully’s.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Warrants to purchase an aggregate of 737,334 shares of common stock were issued to the Guarantors of the KCL Credit Line in Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 12). Warrants to purchase an aggregate of 240,000 shares of common stock were issued in lieu of cash interest payments to the holder of the convertible note in each of Fiscal 2004, 2003 and 2002 (See Note 13).

During Fiscal 2004, warrants to purchase 82,000 shares of common stock were exercised at prices between $0.01 and $0.33 per share. During Fiscal 2003, warrants to purchase 20,000 shares of common stock were exercised at $0.33 per share, and during Fiscal 2002, warrants to purchase 7,500 shares of common stock were exercised at $0.33 per share.

At March 28, 2004, we had warrants outstanding to purchase shares of our common stock as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,576,098	6,576,098	$0.33
Issued to guarantors of credit facilities (see Note 12)	842,258	104,924	$0.05
Issued to holder of the convertible note (see Note 13)	960,000	960,000	$0.01
Other	851,454	851,454	$0.01 - $0.33

Totals	9,229,810	8,492,476

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

20. Stock purchase plan

In Fiscal 2000, our stockholders approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Tully’s has authorized up to 4,200,000 shares of common stock to be offered under the Purchase Plan and 1994 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan.

21. Employee 401(k) savings plan

During Fiscal 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s. Most plan administrative costs are paid by the 401(k) savings plan.

22. Segment Reporting

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The tables below present information by operating segment:

	Years Ended
	March 28, 2004	March 30, 2003	March 31, 2002
	(as restated)	(as restated)	(as restated)
	(dollars in thousands)
Net sales
Retail store division	$40,617	$40,307	$41,477
Wholesale division	6,522	5,778	5,116
Specialty division	3,629	4,715	4,857
Corporate and other	—	—	8

Net sales	$50,768	$50,800	$51,458

Operating income/(loss)
Retail store division (1)	$2,425	$(171)	$(3,636)
Wholesale division	419	538	329
Specialty division	3,317	3,027	2,535
Corporate and other expenses	(7,950)	(9,963)	(12,849)
Interest and other, net (2)	(806)	(487)	2,199

Loss before cumulative effect of change in accounting principle	$(2,595)	$(7,056)	$(11,422)

Depreciation and amortization
Retail store division	$2,519	$2,932	$3,453
Wholesale division	318	346	282
Specialty division	* *	* *	* *
Corporate and other expenses	785	939	1,219

Total depreciation and amortization	$3,622	$4,217	$4,954

**	not material—less than $1,000
(1)	The Retail division operating results include adjustments for impairment of long-lived assets of $97,000 (Fiscal 2004), $1,310,000 (Fiscal 2003), and $2,315,000 (Fiscal 2002), and for amounts required to close stores and terminate store leases totaling $170,000 (Fiscal 2004), $108,000 (Fiscal 2003), and $1,583,000 (Fiscal 2002) (See Notes 7 and 16).
(2)	Interest and other, net includes $14,000 and $2,887,000 for the realized gain from the sale of FOODX common stock during Fiscal 2003 and 2002, respectively. There were no FOODX stock sales during Fiscal 2001. For Fiscal 2003, this also includes approximately $460,000 related to the sale of certain intellectual property (See Note 14).

23. Subsequent Events

In June 2004, we amended the terms of the KCL Credit Line and the Second KCL Line to extend the maturities of the credit lines as described in Note 12 and amended the terms of the convertible promissory note as described in Note 13.

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2004 and Fiscal 2003 is as follows. Our sales are moderately seasonal.

	(dollars in thousands, except per share data)
	1st Qtr (as restated)	2nd Qtr (as restated)	3rd Qtr (as restated)	4th Qtr (as restated)	Total (as restated)
Fiscal 2004
Net Sales	$12,879	$13,296	$12,790	$11,803	$50,768
Gross Profit	7,101	7,285	7,083	6,646	28,115
Net Loss	(640)	(464)	(279)	(1,212)	(2,595)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.04)	$(0.03)	$(0.02)	$(0.07)	$(0.16)
Fiscal 2003
Net Sales	$12,865	$13,025	$13,037	$11,873	$50,800
Gross Profit	6,797	7,049	7,047	6,241	27,134
Loss before cumulative effect of change in accounting principle	(1,918)	(1,057)	(1,079)	(3,002)	(7,056)
Cumulative effect of change in accounting principle	(3,018)	—	—	—	(3,018)
Net Loss	(4,936)	(1,057)	(1,079)	(3,002)	(10,074)
Basic and Diluted Loss per Share
Loss per Share before cumulative effect of change in accounting principle	$(0.12)	$(0.06)	$(0.07)	$(0.18)	$(0.43)
Cumulative effect of change in accounting principle	(0.18)	—	—	—	(0.18)
Net Loss per Share	$(0.30)	$(0.06)	$(0.07)	$(0.18)	$(0.62)

During the fourth quarter of Fiscal 2004 and Fiscal 2003, the following adjustments were recorded (dollars in thousands):

	Fiscal 2004 (as restated)	Fiscal 2003 (as restated)
Impairment of long-lived assets	$97	$1,310
Store closures and lease termination costs	—	96

Total	$97	$1,406

The following tables summarize the effects of the Restatement on our Fiscal 2004, 2003 and 2002 quarterly information:

Adjustments to Results of Operations

	As Previously Reported	Adjustments	As Restated
Fiscal 2004
1st Quarter
Net loss	$(658)	$18	$(640)
Net loss per share- basic and diluted	$(0.04)	$—	$(0.04)

2nd Quarter
Net loss	$(483)	$19	$(464)
Net loss per share- basic and diluted	$(0.03)	$—	$(0.03)

3rd Quarter
Net loss	$(298)	$19	$(279)
Net loss per share- basic and diluted	$(0.02)	$—	$(0.02)

4th Quarter
Net loss	$(1,230)	$18	$(1,212)
Net loss per share- basic and diluted	$(0.07)	$—	$(0.07)

Fiscal 2003

1st Quarter
Net loss	$(4,893)	$(43)	$(4,936)
Net loss per share- basic and diluted	$(0.30)	$—	$(0.30)

2nd Quarter
Net loss	$(1,021)	$(36)	$(1,057)
Net loss per share- basic and diluted	$(0.06)	$—	$(0.06)

3rd Quarter
Net loss	$(1,044)	$(35)	$(1,079)
Net loss per share- basic and diluted	$(0.06)	$(0.01)	$(0.07)

4th Quarter
Net loss	$(2,946)	$(56)	$(3,002)
Net loss per share- basic and diluted	$(0.18)	$—	$(0.18)

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

The audit reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the years ended March 31, 2002 and April 1, 2001 did not contain any adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, other than emphasis paragraphs that referred to our recent and prospective liquidity issues and our restatement to correct errors in accounting for leases. During Fiscal 2002 and Fiscal 2001, and during the period April 1, 2002 through May 5, 2003, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with their reports, and there was no occurrence of any reportable event, within the meaning of Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of March 28, 2004 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of March 28, 2004, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin ( SAB ) No. 99, Materiality, Accounting Principles Board Opinion No. 28, Interim Financial Reporting paragraph 29 and SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table discloses compensation awarded or paid to, or earned by our executive officers during Fiscal 2004. No other executive officer received salary and bonus that exceeded $100,000 during Fiscal 2004.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
		Salary (1)		Bonus
Anthony J. Gioia Chief Executive Officer and President (2)	2004 2003	$ $	259,000 229,029		— —	— 1,000,000	$ $	10,000 23,846

Kristopher S. Galvin Chief Financial Officer, Executive Vice President and Secretary (3)	2004 2003 2002	$ $ $	157,200 155,850 11,538	$	— 10,000 —	150,000 225,000 —		— — —

Marc Evanger Interim President and Chief Executive Officer (4)	2004 2003 2002	$ $ $	— 59,190 199,447		— — —	15,000 1,750 7,250		— — —

Tom T. O’Keefe Founder and Chairman of the Board (5)	2004 2003 2002	$ $ $	114,911 114,911 75,385		— — —	— — —		— — —

(1)	Salary amounts include deferred compensation and cash car allowances.
(2)	Mr. Gioia began his employment with Tully’s on May 13, 2002. Other compensation includes moving allowances of $10,000 in Fiscal 2004 and $23,846 in Fiscal 2003. Mr. Gioia has submitted his resignation from our employment, and from our Board of Directors, effective as of July 11, 2004, and we have accepted his resignation (see “Employment Agreements and Compensatory Arrangements”).
(3)	Mr. Galvin began his employment with Tully’s on February 25, 2002. In May 2003, the Board of Directors approved a discretionary bonus of $10,000 for performance in Fiscal 2003, which was paid to Mr. Galvin in May 2003. In March 2004, the Board of Directors increased Mr. Galvin’s salary to the annual rate of $175,000, plus cash car allowance, effective April 5, 2004.
(4)	Mr. Evanger served as interim president and chief executive officer of Tully’s for the period from July 14, 2001 through May 2002. Option grants relate to Mr. Evanger’s compensation as a member of the Board of Directors.
(5)	Mr. O’Keefe has served as Founder and Chairman of the Board since 1992. During Fiscal 2004, we paid a salary of $115,000 to Mr. O’Keefe for his services as Chairman of Tully’s. His salary is subject to review and adjustment by the Board of Directors. Since February 2003, 10% of Mr. O’Keefe’s salary has been deferred from payment under the Executive Compensation Deferral Plan. Mr. O’Keefe also is entitled to all benefits offered generally to our employees.

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

Option Grants in Fiscal 2004

The following table provides information relating to stock options awarded to our executive officers during Fiscal 2004:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/Sh)		Expiration Date	Grant Date Present Value (1)
Anthony J. Gioia	—	—	—		—	$—
Kristopher S. Galvin	150,000	27%	$0.31		5/12/2013 to 10/23/2013	$22,990
Marc Evanger	15,000	3%	Various	(2)	5/23/2013 to 3/28/2014	$2,681
Tom T. O’Keefe	—	—	—		—	$—

(1)	The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 2.13%, (b) expected life of 3 years, volatility of 75%, and (d) no dividend yield.
(2)	The exercise prices for Mr. Evanger’s grants were $0.01 for 3,000 shares and $0.30 for 12,000 shares. The fair market value at date of grant was $0.30 per share.

Aggregated Option Values as of Fiscal Year-End 2004

The following table provides information regarding the aggregate number of options exercised during Fiscal 2004 by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of March 28, 2004.

Aggregated Option Exercises in Fiscal Year 2004

and 2004 Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Fiscal Year 2004			Value of Unexercised In-The- Money Options at End of Fiscal Year 2004 (1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Anthony J. Gioia	—	—	333,332		666,668	$43,500	$87,000
Kristopher S. Galvin	—	—	74,999		300,001	$9,667	$19,333
Marc Evanger	—	—	430,500	(2)	—	$66,845	$—
Tom T. O’Keefe	—	—	666,701		—	$174,759	$—

(1)	The stock options were granted with exercise prices ranging from $0.01 to $2.50 per share. The value was determined using a fair market value of $0.30 per share as compared to the exercise price at grant.
(2)	Includes options to purchase 201,500 shares of Common Stock granted by our chairman, Tom T. O’Keefe, under the Founder’s Stock Option Plan (See Note 18 of the Notes to the Consolidated Financial Statements).

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

On November 1, 2002, we entered into a borrowing arrangement with KCL that is secured by substantially all of our assets. In connection with the KCL Credit Line, warrants to purchase shares of Common Stock were issued to the guarantors of the KCL Credit Line, including Messrs. Hubman and Evanger, in Fiscal 2004, and we are obligated to issue additional warrants as compensation to the Guarantors. In Fiscal 2004, we issued warrants to purchase 37,032 shares of Common Stock to Mr. Evanger and 222,192 shares of Common Stock to Mr. Hubman. (See Note 12 of the Notes to the Consolidated Financial Statements).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

The following table shows the fees billed to Tully’s by PricewaterhouseCoopers LLP for Fiscal 2003 and Fiscal 2004:

	Fiscal 2003	Fiscal 2004
Audit Fees (1)	$213,000	$26,000
Audit-Related Fees (2)	—	3,000
Tax Fees (3)	18,000	11,000
Other Fees (4)	40,000	—

	$271,000	$40,000

(1)	Audit services of PricewaterhouseCoopers LLP billed for Fiscal 2003 consisted of the examination of our Fiscal 2002 consolidated financial statements and quarterly reviews of Fiscal 2003 financial statements. During Fiscal 2004, audit services consisted of fees related to services incurred in connection with the change in accountants.
(2)	During Fiscal 2004, other fees include services related to the evaluation of the business integration opportunity.
(3)	Tax services of PricewaterhouseCoopers LLP billed for Fiscal 2003 and Fiscal 2004 were for tax compliance and tax advice services.
(4)	Other fees for Fiscal 2003 include a business enterprise review performed by PricewaterhouseCoopers LLP. The audit committee has considered whether the provision of the non-audit services listed as “Other Fees” in the table above is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2004:

Audit Fees (1)	$151,000
Audit-Related Fees (2)	96,000
Tax Fees (3)	24,000

$271,000

(1)	Audit services consisted of the examination of our Fiscal 2003 and Fiscal 2004 consolidated financial statements and quarterly reviews of Fiscal 2004 financial statements.
(2)	Audit-related fees relate to consultation regarding the accounting for a contract and in connection with the evaluation of the possible business integration opportunity with FOODX.
(3)	Tax services of Moss Adams billed for Fiscal 2004 were for tax compliance and tax advice services.

Audit Committee Preapproval Policy

The audit committee does not have a written preapproval policy. However, as a matter of practice, prior to engaging Moss Adams LLP for any services, we obtain the prior approval of the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Amended Annual Report on Form 10-K/A

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Amended Annual Report on Form 10-K/A:

Consolidated Balance Sheets (Restated)– March 28, 2004 and March 30, 2003;

Consolidated Statements of Operations (Restated) for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Statements of Other Comprehensive Loss (Restated) for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Statements of Changes in Stockholders’ Equity (Restated) for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Consolidated Cash Flow Statements (Restated) for the years ended March 28, 2004, March 30, 2003, and March 31, 2002;

Notes to Consolidated Financial Statements (Restated); and

Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

3.	Exhibits

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Amended Annual Report on Form 10-K/A.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

Exhibit Number	Description
4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

Exhibit Number	Description
10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.23	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26	Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.28	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

Exhibit Number	Description
10.30	Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31	Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32	Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33*	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.34*	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.35*	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC

14.1*	Tully’s Coffee Corporation Code of Business Conduct

23.1+	Consent of Moss Adams LLP

23.2+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the original Form 10-K for the fiscal year ended March 28, 2004
+	Filed herewith

(b)	Current Reports on Form 8-K during the fourth fiscal quarter (the thirteen week period ended March 28, 2004).

•	On March 26, 2004 we filed a Current Report on Form 8-K to report items under Item 9, Regulation FD Disclosure, reporting (1) a press release issued regarding preliminary discussions with Tully’s Coffee Japan concerning possible integration of the two companies, and (2) a press release, issued in connection with information disclosed at our March 25, 2004 annual shareholders meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on April 13, 2005.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Executive Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 13, 2005 on behalf of the Registrant and in the capacities indicated:

Signature	Title
/s/ John D. Dresel John D. Dresel	President and Chief Operating Officer (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board

/S/ JOHN K. BULLER John K. Buller	Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ JOHN M. FLUKE, JR. John M. Fluke, Jr.	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ KATHI AINSWORTH- JONES Kathi Ainsworth-Jones	Director

/S/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

Exhibit Number	Description
10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

Exhibit Number	Description
10.23	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26	Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.28	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.30	Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31	Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32	Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33*	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002

10.34*	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002

10.35*	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC

14.1*	Tully’s Coffee Corporation Code of Business Conduct

23.1+	Consent of Moss Adams LLP

23.2+	Consent of PricewaterhouseCoopers LLP

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with the original Form 10-K for the fiscal year ended March 28, 2004
+	Filed herewith