Form 10-Q/A
period 2004-06-27
TULLYS COFFEE CORP
filed 2005-04-21
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We have restated the amortization of leasehold improvements using the shorter of the respective lease term (as defined in the lease accounting review) and the estimated economic life of the improvement. We determined that it would be appropriate to restate certain of our prior financial statements with respect to the amortization of leasehold improvement assets. On February 14, 2005 we determined that our previously-filed financial statements for the fiscal years 2000 through 2004 and for the first two quarters of Fiscal 2005 should be restated. We reflected our preliminary determination with respect to adjustments related to leasehold improvements in our quarterly financial statements for the period ended December 26, 2004 contained in the Quarterly Report on Form 10-Q filed on February 14, 2005. Since we filed that report, we have compared the lease terms determined in our lease accounting review to the periods used to amortize certain lease-related intangible assets and to the periods used in the accounting for lessor allowances for tenant improvements, for rent holidays (“free rent” periods), and for “stepped” rent accounting. We have restated the amounts of amortization expense and rental expense for each period, limiting the amortization period to the lease terms determined in our lease accounting review. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

We filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 with the SEC on April 14, 2005 (the “Form 10-K/A”) to reflect restatements of our consolidated financial statements for the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”) and March 31, 2002 (“Fiscal 2002”). We filed our Quarterly Report on Form 10-Q for the thirteen week period ended June 27, 2004 on August 11, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the thirteen week period ended June 27, 2004 (the “Form 10-Q/A”) to reflect restatements of our condensed consolidated balance sheet at June 27, 2004 and our condensed consolidated statements of operations and cash flows for the thirteen week periods ended June 27, 2004 and June 29, 2003, and the related notes thereto. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Information presented in the section entitled “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the Restatement on financial data for the thirteen week periods ended June 27, 2004 and June 29, 2003. We are also filing amended Quarterly Reports on Form 10-Q/A for our quarterly periods ended September 26, 2004 and December 26, 2004.

This Form 10-Q/A sets forth the content of the Original Filing in its entirety, with changes to Items 1, 2, and 4 of Part I of the Original Filing amended, in each case, solely as a result of, and to reflect, the Restatement. No other information in the Original Filing has been amended in this Form 10-Q/A. Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the Original Filing has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing or will be disclosed in other reports filed with the SEC subsequent to the date of this filing.

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

TULLY’S COFFEE CORPORATION

Form 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2004 (as restated) (unaudited)	March 28, 2004 (as restated)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,087	$1,247
Accounts receivable, net of allowance for doubtful accounts of $155 and $134 at June 27, 2004 and March 28, 2004, respectively	1,071	889
Inventories	2,123	2,170
Prepaid expenses and other current assets	561	664

Total current assets	4,842	4,970
Property and equipment, net	12,449	13,356
Goodwill, net	523	523
Other intangible assets, net	574	595
Other assets	682	573

Total assets	$19,070	$20,017

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,809	$2,177
Accrued liabilities	4,059	3,949
Current portion of long-term debt	844	912
Current portion of capital lease obligation	238	233
Deferred revenue	2,017	2,124

Total current liabilities	9,967	9,395
Long-term debt, net of current portion	2,067	2,167
Capital lease obligation, net of current portion	152	203
Deferred lease costs	1,690	1,696
Convertible promissory note, net of discount	2,959	2,931
Deferred licensing revenue, net of current portion	9,836	10,296

Total liabilities	26,671	26,688

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at June 27, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,642,000 and 16,491,187 shares issued and outstanding at June 27, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,445 (June 27, 2004) and $37,105 (March 28, 2004)	9,289	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at June 27, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(18)	(74)
Additional paid-in capital	27,746	27,738
Accumulated deficit	(90,167)	(89,170)

Total stockholders’ deficit	(7,601)	(6,671)

Total liabilities and stockholders’ deficit	$19,070	$20,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended
	June 27, 2004 (as restated) (unaudited)	June 29, 2003 (as restated) (unaudited)
Net sales
Sales of products	$11,957	$12,187
Licenses, royalties, and fees	514	232
Recognition of deferred revenue	567	460

Net sales	13,038	12,879

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	5,728	5,778
Store operating expenses	4,157	4,248
Other operating expenses	627	405
Marketing, general and administrative costs	2,209	1,954
Depreciation and amortization	999	927
Evaluation of business integration opportunity	120	—
Store closure and lease termination costs	—	35

Total cost of goods sold and operating expenses	13,840	13,347

Operating loss	(802)	(468)

Other income (expense)
Interest expense	(116)	(124)
Interest income	1	1
Miscellaneous income	11	23
Loan guarantee fee expense	(57)	(66)

Total other income (expense)	(161)	(166)

Loss before income taxes	(963)	(634)
Income taxes	(34)	(6)

Net loss	$(997)	$(640)

Net loss per share – basic and diluted	$(0.06)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,506	16,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen-Week Periods Ended
	June 27, 2004 (as restated) (unaudited)	June 29, 2003 (as restated) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(997)	$(640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	999	927
Store closure and lease termination costs	—	35
Non-cash interest expense	47	29
Employee stock option compensation expense	8	21
Loan guarantee fee expense	57	66
Provision for doubtful accounts	21	19
Loss (gain) on sale of property and equipment	1	(5)
Recognition of deferred licensing revenues	(567)	(459)
Changes in assets and liabilities
Accounts receivable	(203)	2
Inventories	82	249
Prepaid expenses and other assets	(60)	21
Accounts payable	632	(205)
Accrued liabilities	109	(15)
Deferred lease costs	(6)	—

Net cash provided by operating activities	123	45

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90)	(168)
Proceeds from sale of property and equipment	19	4

Net cash used in investing activities	(71)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	100	—
Payment of credit lines	(150)	(5)
Payments on long-term debt and capital leases	(164)	(211)
Proceeds from exercise of warrants	2	—

Net cash used in financing activities	(212)	(216)

Net decrease in cash and cash equivalents	(160)	(335)
Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$1,087	$658

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$31	$56
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250

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

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K, SEC File No. 000-26829, for Fiscal 2004 (the “Form 10-K/A”), which reflect the restatement for lease accounting adjustments described in Note 2.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-week periods ended
	June 27, 2004	June 29, 2003
	(as restated) (unaudited)	(as restated) (unaudited)
Stock-based employee compensation cost
As reported	$8	$21
Pro forma	$(2)	$21
Net loss-as reported	$(997)	$(640)
Net loss-pro forma	$(987)	$(640)
Basic and diluted loss per common share
As reported	$(0.06)	$(0.04)
Pro forma	$(0.06)	$(0.04)

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in First Quarter 2005 and First Quarter 2004 and increasing the amount of the deferred credit (liability) for deferred lease costs. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

We filed the Form 10-K/A with the SEC on April 14, 2005, to reflect restatements of our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002. The following tables summarize the impact of the Restatement on our condensed consolidated balance sheet at June 27, 2004 and our condensed consolidated statements of operations for First Quarter 2005 and First Quarter 2004. In addition, the Notes to the Condensed Consolidated Financial Statements have been restated to reflect the Restatement adjustments described above. The Restatement did not impact our previously reported cash flow from operations or sales. The following is a summary of the impact of the Restatement upon our condensed consolidated financial statements (dollars in thousands, except per share data):

Adjustments to Condensed Consolidated Balance Sheet (unaudited)

	As Previously Reported	Adjustments	As Restated
June 27, 2004
Property and equipment, net	$13,144	$(695)	$12,449
Other Intangible assets, net	846	(272)	574
Total assets	20,037	(967)	19,070
Deferred lease costs	1,419	271	1,690
Total liabilities	26,400	271	26,671
Accumulated deficit	(88,929)	(1,238)	(90,167)
Total shareholders’ deficit	(6,363)	(1,238)	(7,601)
Total liabilities and shareholders’ deficit	$20,037	$(967)	$19,070

Adjustments to Condensed Consolidated Statement of Operations (unaudited)

	As Previously Reported	Adjustments		As Restated
First Quarter 2004
Marketing, general and administrative costs	$1,976		$(22)	$1,954
Depreciation and amortization	923		4	927
Total cost of goods sold and operating expenses	13,365		(18)	13,347
Operating loss	(486)		18	(468)
Loss before income taxes	(652)		18	(634)
Net loss	(658)		$18	$(640)

Net loss per share – basic and diluted	$(0.04)	$	*	$(0.04)
* Amount is less than $0.01 per share

First Quarter 2005
Marketing, general and administrative costs	$2,228		$(19)	$2,209
Depreciation and amortization	959		40	999
Total cost of goods sold and operating expenses	13,819		21	13,840
Operating loss	(781)		(21)	(802)
Loss before income taxes	(942)		(21)	(963)
Net loss	$(976)		$(21)	$(997)

Net loss per share – basic and diluted	$(0.06)	$	*	$(0.06)
* Amount is less than $0.01 per share

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

Management expects that the continuing benefits from our improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturity dates for those obligations to August 1, 2005, which has reduced the required principal payments under those debt instruments during Fiscal 2005 (See Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements). Management believes that the operating cash flows, financing cash flows, projected investing cash flows, and the cash and cash equivalents of $1,087,000 at June 27, 2004, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves.

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

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations. Further, the holders of the credit facility and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (see Note 10 of the Notes to the Condensed Consolidated Financial Statements) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering.

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

At June 27, 2004, we had total liabilities of $26,671,000 and total assets of $19,070,000, so that a deficit of $7,601,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at June 27, 2004 include deferred revenue in the aggregate amount of $11,853,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,853,000 at June 27, 2004) for less than $2,000,000 of future cash expenditures.

As of June 27, 2004 we had cash and cash equivalents of $1,087,000, and a working capital deficit of $5,125,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Subject to the limitations of the Second KCL credit line (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides Tully’s with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

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

8. Commitments and contingencies

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

The tables below present information by operating segment:

	Thirteen-Week Periods Ended
	June 27, 2004 (as restated) (unaudited)	June 29, 2003 (as restated) (unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,985	$10,342
Wholesale division	1,947	1,652
Specialty division	1,106	885

Total net sales	$13,038	$12,879

Operating income/(loss)
Retail division	$585	$652
Wholesale division	89	302
Specialty division	1,058	739
Corporate and other expenses (1)	(2,498)	(2,102)
Interest and other, net	(231)	(231)

Net Loss	$(997)	$(640)

Depreciation and amortization
Retail division	$699	$653
Wholesale division	95	67
Specialty division	**	**
Corporate and other expenses	205	207

Total depreciation and amortization	$999	$927

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for First Quarter 2005 include $120,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our CEO.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen-week periods ended June 27, 2004 (“First Quarter 2005”), and June 29, 2003 (“First Quarter 2004”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004, filed with the SEC on April 14, 2005 (the “Form 10-K/A”), which reflect the Restatement. We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.” All applicable disclosures in the following discussion have been modified to reflect the Restatement, as described below.

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in First Quarter 2005 and First Quarter 2004 and increasing the amount of the deferred credit (liability) for deferred lease costs. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

The effects of these adjustments on the condensed consolidated statements of operations for each of First Quarter 2005 and First Quarter 2004 are shown in the table below. Further information on these adjustments is provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

	As Previously Reported	Adjustments	As Restated
	(dollars in thousands, except share data)
First Quarter 2004
Marketing, general and administrative costs	$1,976	$(22)	$1,954
Depreciation and amortization expense	923	4	927
Total cost of goods sold and operating expenses	13,365	(18)	13,347
Operating loss	(486)	18	(468)
Net loss	$(658)	$18	$(640)

Net loss per share - basic and diluted:	$(0.04)	*	$(0.04)

First Quarter 2005
Marketing, general and administrative costs	$2,228	$(19)	$2,209
Depreciation and amortization expense	959	40	999
Total cost of goods sold and operating expenses	13,819	21	13,840
Operating loss	(781)	(21)	(802)
Net loss	$(976)	$(21)	$(997)

Net loss per share - basic and diluted:	$(0.06)	*	$(0.06)

*	Amount is less than $0.01 per share

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

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA (as restated)	Operating Loss (as restated)	Net Loss (as restated)
First Quarter 2005 Operating Results
As reported for First Quarter 2005	$208	$(802)	$(997)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back-costs related to resignation of CEO	402	402	402

First Quarter 2005 Operating Results, exclusive of costs in connection with business integration evaluation and CEO resignation	$730	$(280)	$(475)

Comparative Operating Results for First Quarter 2004	$482	$(468)	$(640)

In First Quarter 2005, our Retail division’s contribution decreased slightly compared to First Quarter 2004. Retail division operating income decreased $67,000 (10.3%) to $585,000, and comparable store sales decreased 0.8%, because we did not have any significant new products or marketing programs in the quarter. Our Wholesale division reported a $295,000 (17.9%) increase in net sales for First Quarter 2005 compared to the prior year quarter. Due to customer sales discounts and operating costs for the acquisition and development of new customers and greater geographic penetration, Wholesale division operating income decreased by $213,000 (70.5%) compared to First Quarter 2004. In First Quarter 2005, our Specialty division reported a net increase of 23 licensed international stores and the opening of our first two U.S. franchised stores. Specialty division net sales increased by $221,000 (25.0%) and Specialty division operating profits increased by $319,000 (43.2%) for First Quarter 2005 compared to First Quarter 2004.

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

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
STORES OPERATED BY TULLY’S:
Beginning of the period	94	100
Closed stores	—	(1)

End of the period	94	99

LICENSEES AND FRANCHISEES (end of period):
International licensees	198	123
U.S. franchisees and licensees	2	—

Total International and U.S. franchisees and licensees	200	123

Total retail stores at end of the period	294	222

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-Week Periods Ended
	June 27, 2004	June 29, 2003
	(as restated)	(as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.8%	94.6%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.3%	3.6%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	43.9%	44.9%
Store operating expenses	31.9%	33.0%
Other operating expenses	4.8%	3.1%
Marketing, general and administrative costs	16.9%	15.2%
Depreciation and amortization	7.7%	7.2%
Evaluation of business integration	0.9%	—
Store closure and lease termination costs	—	0.3%

Total cost of goods sold and operating expenses	106.1%	103.7%

Operating loss	(6.1)%	(3.7)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(7.3)%	(5.0)%
Income taxes	(0.3)%	*

Net loss	(7.6)%	(5.0)%

*	Amount is less than 0.1%

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-week periods ended
	June 27, 2004	June 29, 2003
	(as restated)	(as restated)
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(997)	$(640)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	172	189
Income taxes	34	6
Depreciation and amortization	999	927

Earnings before interest, taxes, depreciation and amortization	$208	$482

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

Marketing, general and administrative costs increased $255,000, or 13.1%, to $2,209,000 during First Quarter 2005 from $1,954,000 in First Quarter 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our CEO.

Depreciation and amortization expense increased $72,000, or 7.8%, to $999,000 for First Quarter 2005 from $927,000 in First Quarter 2004. The increase in depreciation and amortization expense reflects the relatively consistent level of depreciably property for both quarters.

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

Operating Loss

As a result of the factors described above, we had an operating loss of $802,000 for First Quarter 2005, which is an increased loss of $334,000 (71.4%) as compared to the operating loss of $468,000 during First Quarter 2004.

Other Income (Expense)

Interest expense decreased $8,000 or 6.5% to $116,000 for First Quarter 2005 as compared to $124,000 for First Quarter 2004 due to the decrease in our outstanding borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $997,000 for First Quarter 2005, which is an increase of $357,000, as compared to the net loss of $640,000 during First Quarter 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $208,000 for First Quarter 2005, which represents a decrease of $274,000 as compared to EBITDA of $482,000 during First Quarter 2004. Integration evaluation costs and CEO severance costs, in the aggregate amount of $522,000 incurred during the period, were significant reasons for the lower EBITDA in First Quarter 2005.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirteen-Week Periods Ended
	June 27, 2004 (as restated) (unaudited)	June 29, 2003 (as restated) (unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(997)	$(640)
Adjustments for depreciation and other non-cash operating statement amounts	566	633

Net loss adjusted for non-cash operating statement amounts	(431)	(7)
Cash provided (used) for changes in assets and liabilities	554	52

Net cash provided by (used in) operating activities	123	45
Purchases of property and equipment	(90)	(168)
Net repayments of debt and capital leases	(214)	(216)
Other	21	4

Net decrease in cash and cash equivalents	$(160)	$(335)

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

As of June 27, 2004, Tully’s had cash and cash equivalents of $1,087,000, and a working capital deficit of $5,125,000 . Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line, subject to the limitations of the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

At June 27, 2004, we had total liabilities of $26,671,000 and total assets of $19,070,000, so that a deficit of $7,601,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for Tully’s to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at June 27, 2004 include deferred licensing revenues in the aggregate amount of $11,853,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, we expect to liquidate this deferred licensing royalty of $11,853,000 for less than $2,000,000 of future cash expenditures.

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

We expect that the continuing benefits from our improvement initiatives and business strategies will result in improved operating results in Fiscal 2005. In June 2004, we reached agreement with the lenders under our credit facilities and our convertible promissory note to extend the maturities for those obligations, as described in Notes 5 and 6 of the Notes to the Condensed Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2005. At June 27, 2004, we had available borrowing capacity of $184,000 under our credit lines (available borrowing capacity fluctuates based upon the timing and amount of our cash flows and the level of our eligible accounts receivable as provided in the credit agreements). We believe that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2005 business plan and the cash and cash equivalents of $1,087,000 at June 27, 2004 will be sufficient to fund ongoing operations of Tully’s through Fiscal 2005. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2005 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2005 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

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

The terms of our credit facilities require that proceeds from sales of new equity first be used for repayment of those obligations, which mature in Fiscal 2006. Further, the lender under our credit facilities and the guarantors of that debt have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the credit facilities and our convertible promissory note, and to use any additional proceeds for growth of the business and general corporate purposes. The rights offering (described in Note 10 of the Notes to the Condensed Consolidated Financial

Statements) may provide some new capital, but that is only a secondary objective of that proposed offering and we are not able to anticipate the extent to which our shareholders will elect to purchase securities in that proposed offering. We are currently evaluating possible sources of new capital, which may include new debt or new convertible debt.

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

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the thirteen-week period ended June 27, 2004. As of June 27, 2004, our accumulated deficit was $90.2 million (after the Restatement). We cannot assure you that we will ever become or remain profitable.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Amended Quarterly Report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. During First Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of June 27, 2004, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to guarantors of the KCL Credit Line in First Quarter 2005 (with an exercise price of $0.05 per share) as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements).

ITEM 6. EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on April 21, 2005.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith