Form 10-Q/A
period 2004-09-26
TULLYS COFFEE CORP
filed 2005-04-21
CIK 944136

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

We filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 with the SEC on April 14, 2005 (the “Form 10-K/A”) to reflect restatements of our consolidated financial statements for the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”) and March 31, 2002 (“Fiscal 2002”). We filed our Quarterly Report on Form 10-Q for the thirteen week period ended September 26, 2004 on November 10, 2004 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2004 (the “Form 10-Q/A”) to reflect restatements of our condensed consolidated balance sheet at September 26, 2004 and our condensed consolidated statements of operations and cash flows for the thirteen week periods and twenty-six week periods ended September 26, 2004 and September 28, 2003, and the related notes thereto. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Information presented in the section entitled “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the Restatement on financial data for the thirteen and twenty-six week periods ended September 26, 2004 and September 28, 2003. We are also filing amended Quarterly Reports on Form 10-Q/A for our quarterly periods ended June 27, 2004 and December 26, 2004.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2004 (as restated)	March 28, 2004 (as restated)
	(unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$863	$1,247
Accounts receivable, net of allowance for doubtful accounts of $179 and $134 at September 26, 2004 and March 28, 2004, respectively	1,953	889
Inventories	2,288	2,170
Prepaid expenses and other current assets	597	664

Total current assets	5,701	4,970
Property and equipment, net	11,709	13,356
Goodwill, net	523	523
Other intangible assets, net	558	595
Other assets	531	573

Total assets	$19,022	$20,017

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,276	$2,177
Accrued liabilities	4,341	3,949
Current portion of long-term debt	2,933	912
Current portion of capital lease obligation	212	233
Convertible promissory note, net of discount	2,988	—
Deferred revenue	1,909	2,124

Total current liabilities	15,659	9,395
Long-term debt, net of current portion	—	2,167
Capital lease obligation, net of current portion	120	203
Deferred lease costs	1,680	1,696
Convertible promissory note, net of discount	—	2,931
Deferred licensing revenue, net of current portion	9,377	10,296

Total liabilities	26,836	26,688

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at September 26, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,630,770 and 16,491,187 shares issued and outstanding at September 26, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,419 (September 26, 2004) and $37,105 (March 28, 2004)	9,300	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at September 26, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(14)	(74)
Additional paid-in capital	27,803	27,738
Accumulated deficit	(90,452)	(89,170)

Total stockholders’ deficit	(7,814)	(6,671)

Total liabilities and stockholders’ deficit	$19,022	$20,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)

Net sales
Sales of products	$12,274	$12,565	$24,231	$24,752
Licenses, royalties, and fees	516	236	1,030	468
Recognition of deferred revenue	566	495	1,133	955

Net sales	13,356	13,296	26,394	26,175

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,094	6,011	11,822	11,789
Store operating expenses	4,289	4,329	8,446	8,577
Other operating expenses	731	489	1,358	894
Marketing, general and administrative costs	1,520	1,712	3,729	3,666
Depreciation and amortization	840	928	1,839	1,855
Evaluation of business integration opportunity	—	—	120	—
Store closure and lease termination costs	1	110	1	145

Total cost of goods sold and operating expenses	13,475	13,579	27,315	26,926

Operating loss	(119)	(283)	(921)	(751)

Other income (expense)
Interest expense	(123)	(132)	(239)	(256)
Interest income	—	1	1	2
Miscellaneous income	13	23	24	46
Loan guarantee fee expense	(56)	(66)	(113)	(132)

Total other income (expense)	(166)	(174)	(327)	(340)

Loss before income taxes	(285)	(457)	(1,248)	(1,091)
Income taxes	—	(7)	(34)	(13)

Net loss	$(285)	$(464)	$(1,282)	$(1,104)

Net loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,549	16,447	16,529	16,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,282)	$(1,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,839	1,855
Store closure and lease termination costs	1	145
Non-cash interest expense	93	57
Employee stock option compensation expense	12	47
Loan guarantee fee expense	113	132
Provision for doubtful accounts	45	45
Loss (gain) on sale of property and equipment	4	(1)
Recognition of deferred licensing revenues	(1,133)	(954)
Changes in assets and liabilities
Accounts receivable	(1,109)	(311)
Inventories	(67)	444
Prepaid expenses and other assets	36	375
Accounts payable	1,099	(511)
Accrued liabilities	394	285
Proceeds from deferred licensing revenues	—	500
Deferred lease costs	(17)	(91)

Net cash provided by operating activities	28	913

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(193)	(192)
Proceeds from sale of property and equipment	19	20

Net cash used in investing activities	(174)	(172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	350	—
Payment of credit lines	(377)	(65)
Payments on long-term debt and capital leases	(224)	(275)
Proceeds from exercise of stock options	11	—
Proceeds from exercise of warrants	2	7

Net cash used in financing activities	(238)	(333)

Net increase (decrease) in cash and cash equivalents	(384)	408
Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$863	$1,401

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$67	$105
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-week periods ended		Twenty-Six week periods ended
	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)

Stock-based employee compensation cost
As reported	$4	$26	$12	$47
Pro forma	12	33	10	54
Net loss-as reported	(285)	(464)	(1,282)	(1,104)
Net loss-pro forma	$(293)	$(471)	$(1,280)	$(1,111)
Basic and diluted loss per common share
As reported	$(0.02)	$(0.03)	$(0.08)	$(0.07)
Pro forma	$(0.02)	$(0.03)	$(0.08)	$(0.07)

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in Second Quarter 2005 and Second Quarter 2004 and in the twenty-six week periods ended September 26, 2004 and September 28, 2003 and increasing the amount of the deferred credit (liability) for deferred lease costs. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

We filed the Form 10-K/A with the SEC on April 14, 2005, to reflect restatements of our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002. The following tables summarize the impact of the Restatement on our condensed consolidated balance sheet at September 26, 2004 and our condensed consolidated statements of operations for Second Quarter 2005 and Second Quarter 2004 and for the twenty-six week periods ended September 26, 2004 and September 28, 2003. In addition, the Notes to the Condensed Consolidated Financial Statements have been restated to reflect the Restatement adjustments described above. The Restatement did not impact our previously reported cash flow from operations or sales. The following is a summary of the impact of the Restatement upon our condensed consolidated financial statements (dollars in thousands, except per share data):

Adjustments to Condensed Consolidated Balance Sheet (unaudited)

	As Previously Reported	Adjustments	As Restated
September 26, 2004
Property and equipment, net	$12,450	$(741)	$11,709
Other Intangible assets, net	823	(265)	558
Total assets	20,028	(1,006)	19,022
Deferred lease costs	1,428	252	1,680
Total liabilities	26,584	252	26,836
Accumulated deficit	(89,194)	(1,258)	(90,452)
Total shareholders’ deficit	(6,556)	(1,258)	(7,814)
Total liabilities and shareholders’ deficit	$20,028	$(1,006)	$19,022

Adjustments to Condensed Consolidated Statement of Operations (unaudited)

	As Previously Reported	Adjustments		As Restated
Second Quarter 2004
Marketing, general and administrative costs	$1,734		$(22)	$1,712
Depreciation and amortization	925		3	928
Total cost of goods sold and operating expenses	13,598		(19)	13,579
Operating loss	(302)		19	(283)
Loss before income taxes	(476)		19	(457)
Net loss	$(483)		$19	$(464)

Net loss per share – basic and diluted	$(0.03)	$	*	$(0.03)

Second Quarter 2005
Marketing, general and administrative costs	$1,539		$(19)	$1,520
Depreciation and amortization	801		39	840
Total cost of goods sold and operating expenses	13,455		20	13,475
Operating loss	(99)		(20)	(119)
Loss before income taxes	(265)		(20)	(285)
Net loss	$(265)		$(20)	$(285)

Net loss per share – basic and diluted	$(0.02)	$	*	$(0.02)

Twenty-six week period ended September 28, 2003
Marketing, general and administrative costs	$3,710		$(44)	$3,666
Depreciation and amortization	1,848		7	1,855
Total cost of goods sold and operating expenses	26,963		(37)	26,926
Operating loss	(788)		37	(751)
Loss before income taxes	(1,128)		37	(1,091)
Net loss	$(1,141)		$37	$(1,104)

Net loss per share – basic and diluted	$(0.07)	$	*	$(0.07)
* Amount is less than $0.01 per share

Twenty-six week period ended September 26, 2004

Marketing, general and administrative costs	$3,767		$(38)	$3,729
Depreciation and amortization	1,760		79	1,839
Total cost of goods sold and operating expenses	27,274		41	27,315
Operating loss	(880)		(41)	(921)
Loss before income taxes	(1,207)		(41)	(1,248)
Net loss	$(1,241)		$(41)	$(1,282)

Net loss per share – basic and diluted	$(0.08)	$	*	$(0.08)

*	Amount is less than $0.01 per share

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

At September 26, 2004, we had total liabilities of $26,836,000 and total assets of $19,022,000, so that a deficit of $7,814,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at September 26, 2004 include deferred revenue in the aggregate amount of $11,286,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,286,000 at September 26, 2004) for less than $2,000,000 of future cash expenditures.

As of September 26, 2004 we had cash and cash equivalents of $863,000, and a working capital deficit of $9,958,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets (excluding cash and cash equivalents). Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee deliveries from abroad. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Subject to the limitations of the Second KCL Line (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), increases in accounts receivable will generally increase our borrowing capacity under the Second KCL Line. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides Tully’s with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

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

The tables below present information by operating segment:

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)

	(dollars in thousands)
Net sales
Retail division	$9,852	$10,508	$19,837	$20,850
Wholesale division	2,406	1,989	4,353	3,641
Specialty division	1,098	799	2,204	1,684

Total net sales	$13,356	$13,296	$26,394	$26,175

Operating income/(loss)
Retail division	$357	$576	$942	$1,228
Wholesale division	177	321	266	623
Specialty division	1,034	723	2,092	1,462
Corporate and other expenses (1)	(1,658)	(1,913)	(4,156)	(4,015)
Interest and other, net	(195)	(171)	(426)	(402)

Net Loss	$(285)	$(464)	$(1,282)	$(1,104)

Depreciation and amortization
Retail division	$598	$659	$1,297	$1,312
Wholesale division	75	77	170	144
Specialty division	* *	* *	* *	* *
Corporate and other expenses	167	192	372	399

Total depreciation and amortization	$840	$928	$1,839	$1,855

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for the Twenty-six Weeks ended September 26, 2004 include $120,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our then-president.

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service limiting the amortization period to the applicable lease term determined in our lease accounting review). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement asset and our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. In consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in Second Quarter 2005 and Second Quarter 2004 and in the twenty-six week periods ended September 26, 2004 and September 28, 2003 and increasing the amount of the deferred credit (liability) for deferred lease costs. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

The effects of these adjustments on the condensed consolidated statements of operations for each of Second Quarter 2005 and Second Quarter 2004 and the twenty-six week periods ended September 26, 2004 and September 28, 2003 are shown in the table below. Further information on these adjustments is provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

	As Previously Reported	Adjustments		As Restated
Second Quarter 2004
Marketing, general and administrative costs	$1,734		$(22)	$1,712
Depreciation and amortization expense	925		3	928
Total cost of goods sold and operating expenses	13,598		(19)	13,579
Operating loss	(302)		19	(283)
Net loss	$(483)		$19	$(464)

Net loss per share - basic and diluted:	$(0.03)	$	*	$(0.03)

Second Quarter 2005
Marketing, general and administrative costs	$1,539		$(19)	$1,520
Depreciation and amortization expense	801		39	840
Total cost of goods sold and operating expenses	13,455		20	13,475
Operating loss	(99)		(20)	(119)
Net loss	$(265)		$(20)	$(285)

Net loss per share- basic and diluted:	$(0.02)	$	*	$(0.02)

Twenty-six Week Period Ended September 28, 2003
Marketing, general and administrative costs	$3,710		$(44)	$3,666
Depreciation and amortization expense	1,848		7	1,855
Total cost of goods sold and operating expenses	26,963		(37)	26,926
Operating loss	(788)		37	(751)
Loss before income taxes	(1,128)		37	(1,091)
Net loss	$(1,141)		$37	$(1,104)

Net loss per share- basic and diluted:	$(0.07)	$	*	$(0.07)

Twenty-six Week Period Ended September 26, 2004
Marketing, general and administrative costs	$3,767		$(38)	$3,729
Depreciation and amortization expense	1,760		79	1,839
Total cost of goods sold and operating expenses	27,274		41	27,315
Operating loss	(880)		(41)	(921)
Loss before income taxes	(1,207)		(41)	(1,248)
Net loss	$(1,241)		$(41)	$(1,282)

Net loss per share- basic and diluted:	$(0.08)	$	*	$(0.08)

*	Amount is less than $0.01 per share

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

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA (as restated)	Operating Loss (as restated)	Net Loss (as restated)
Six Months Fiscal 2005 Operating Results
As reported	$942	$(921)	$(1,282)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back-costs related to resignation of then- president	402	402	402

Operating Results, exclusive of costs in connection with business integration evaluation and resignation of then-president	$1,464	$(399)	$(760)

Comparative Operating Results for the Six Months Fiscal 2004	$1,150	$(751)	$(1,1041)

In the Six Months Fiscal 2005, our Retail division’s contribution decreased compared to the same period ended September 28, 2003. Retail division operating income decreased $286,000 (23.3%) to $942,000, and comparable store sales decreased 2.5%. The results of our Retail division’s summer seasonal product offerings and our summer marketing programs did not meet our expectations. Our Wholesale division reported a $712,000 (19.6%) increase in net sales for the Six Months Fiscal 2005 compared to the Six Months Fiscal 2004. Under our strategy to expand the customer base and reach new geographic markets for our Wholesale division in the food service and grocery channels, we are incurring incremental customer sales discounts and operating costs. As a result, Wholesale division operating income for the Six Months Fiscal 2005 decreased by $357,000 (57.3%) compared to the Six Months Fiscal 2004. In the Six Months Fiscal 2005, our Specialty division reported a net increase of 32 licensed international stores and four U.S. franchised and licensed stores. Specialty division net sales increased by $520,000 (30.9%) and Specialty division operating profits increased by $630,000 (43.1%) for the Six Months Fiscal 2005 compared to the Six Months Fiscal 2004.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)	September 26, 2004 (as restated)		September 28, 2003 (as restated)
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(285)	$(464)	$(1,282	)*	$(1,104)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	179	197	351		386
Income taxes	—	7	34		13
Depreciation and amortization	840	928	1,839		1,855

Earnings before interest, taxes, depreciation and amortization	$734	$668	$942	*	$1,150

*	Six Months Fiscal 2005 net loss and EBITDA include $120,000 of costs for evaluation of business integration opportunity and $402,000 of costs in connection with the resignation of Tully’s then-president

Second Quarter 2005 Compared To Second Quarter 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-week Periods Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.9%	94.5%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.2%	3.7%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.6%	45.2%
Store operating expenses	32.1%	32.6%
Other operating expenses	5.5%	3.7%
Marketing, general and administrative costs	11.4%	12.8%
Depreciation and amortization	6.3%	7.0%
Store closure and lease termination costs	*	0.8%

Total cost of goods sold and operating expenses	100.9%	102.1%

Operating loss	(0.9)%	(2.1)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(2.1)%	(3.4)%
Income taxes	*	(0.1)%

Net loss	(2.1)%	(3.5)%

*	Amount is less than 0.1%

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

Marketing, general and administrative costs decreased $192,000, or 11.2%, to $1,520,000 during Second Quarter 2005 from $1,712,000 in Second Quarter 2004, reflecting our continued efforts to improve our operating performance and efficiency.

Depreciation and amortization expense decreased $88,000, or 9.5%, to $840,000 for Second Quarter 2005 from $928,000 in Second Quarter 2004. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges in previous fiscal years.

During Second Quarter 2005, we incurred $1,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria, as compared to $110,000 of such costs in Second Quarter 2004.

Operating Loss

As a result of the factors described above, we had an operating loss of $119,000 for Second Quarter 2005, which is an improvement of $164,000 (58.0%) as compared to the operating loss of $283,000 for Second Quarter 2004.

Other Income (Expense)

Interest expense decreased $9,000 or 6.8% to $123,000 for Second Quarter 2005 as compared to $132,000 for Second Quarter 2004 due to the decrease in our outstanding borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $285,000 for Second Quarter 2005, which is an improvement of $179,000 (38.6%), as compared to the net loss of $464,000 during Second Quarter 2004.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $734,000 for Second Quarter 2005, which represents an increase of $66,000 (9.9%) as compared to EBITDA of $668,000 for Second Quarter 2004.

Six Months Fiscal 2005 Compared To Six Months Fiscal 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Twenty-Six Week Periods Ended
	September 26, 2004 (as restated)	September 28, 2003 (as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	91.8%	94.6%
Licenses, royalties, and fees	3.9%	1.8%
Recognition of deferred revenue	4.3%	3.6%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	44.8%	45.0%
Store operating expenses	32.0%	32.8%
Other operating expenses	5.1%	3.4%
Marketing, general and administrative costs	14.1%	14.0%
Depreciation and amortization	7.0%	7.1%
Evaluation of business integration	0.5%	—
Store closure and lease termination costs	*	0.6%

Total cost of goods sold and operating expenses	103.5%	102.9%

Operating loss	(3.5)%	(2.9)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	0.1%	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(4.8)%	(4.2)%
Income taxes	(0.1)%	*

Net loss	(4.9)%	(4.2)%

*	Amount is less than 0.1%

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

Marketing, general and administrative costs increased $63,000, or 1.7%, to $3,729,000 during the Six Months Fiscal 2005 from $3,666,000 for the same period ended September 28, 2003, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, offset by cost reductions resulting from our efforts to improve operating performance and efficiency.

Depreciation and amortization expense decreased $16,000, or 0.9%, to $1,839,000 for the Six Months Fiscal 2005 from $1,855,000 for the same period ended September 28, 2003. The reduction in depreciation and amortization expense reflects the lower depreciable asset base after asset retirements and asset impairment charges.

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

Operating Loss

As a result of the factors described above, we had an operating loss of $921,000 for the Six Months Fiscal 2005, which is an increased loss of $170,000 (22.6%) as compared to the operating loss of $751,000 during the Six Months Fiscal 2004.

Other Income (Expense)

Interest expense decreased $17,000 or 6.6% to $239,000 for the Six Months Fiscal 2005 as compared to $256,000 for the Six Months Fiscal 2004 due to the net repayment of borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $1,282,000 for the Six Months Fiscal 2005, which is an increase of $178,000, as compared to the net loss of $1,104,000 for the Six Months Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $942,000 for the Six Months Fiscal 2005, which represents a decrease of $208,000 as compared to EBITDA of $1,150,000 during the Six Months Fiscal 2004. Integration evaluation costs and president severance costs, in the aggregate amount of $522,000 incurred during the Six Months Fiscal 2005, were significant reasons for the lower EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-Six Week Periods Ended
	September 26, 2004 (as restated) (unaudited)	September 28, 2003 (as restated) (unaudited)

STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,282)	$(1,104)
Adjustments for depreciation and other non-cash operating statement amounts	974	1,326

Net loss adjusted for non-cash operating statement amounts	(308)	222
Cash provided by changes in assets and liabilities	336	691

Net cash provided by operating activities	28	913
Purchases of property and equipment	(193)	(192)
Net borrowings (repayments) of debt and capital leases	(251)	(340)
Other	32	27

Net increase (decrease) in cash and cash equivalents	$(384)	$408

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

At September 26, 2004, we had total liabilities of $26,836,000 and total assets of $19,022,000, so that a deficit of $7,814,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at September 26, 2004 include deferred revenue in the aggregate amount of $11,286,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($11,286,000 at September 26, 2004) for less than $2,000,000 of future cash expenditures.

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

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the Six Months Fiscal 2005. As of September 26, 2004, our accumulated deficit was $87.7 million (after the Restatement). We cannot assure you that we will ever become or remain profitable.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Amended Quarterly Report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. During Second Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of September 26, 2004, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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

•	On July 15, 2004, as compensation for guaranties provided under the KCL Credit Line, warrants to purchase 181,854 shares were issued to guarantors of the KCL Credit Line in Second Quarter 2005 (with an exercise price of $0.05 per share) as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements).

ITEM 6. EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

10.1	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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