Form 10-Q/A
period 2004-12-26
TULLYS COFFEE CORP
filed 2005-04-21
CIK 944136

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We have restated the amortization of leasehold improvements using the shorter of the respective lease term (as defined in the lease accounting review) and the estimated economic life of the improvement. We determined that it would be appropriate to restate certain of our prior financial statements with respect to the amortization of leasehold improvement assets. On February 14, 2005 we determined that our previously-filed financial statements for the fiscal years 2000 through 2004 and for the first two quarters of Fiscal 2005 should be restated. We reflected our preliminary determination with respect to adjustments related to leasehold improvements in our quarterly financial statements for the period ended December 26, 2004 contained in the Quarterly Report on Form 10-Q filed on February 14, 2005 (the “Original Filing”). Since we filed that report, we have compared the lease terms determined in our lease accounting review to the periods used to amortize certain lease-related intangible assets and to the periods used in the accounting for lessor allowances for tenant improvements, for rent holidays (“free rent” periods), and for “stepped” rent accounting. We have restated the amounts of amortization expense and rental expense for each period, limiting the amortization period to the lease terms determined in our lease accounting review. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

We filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2004 with the SEC on April 14, 2005 (the “Form 10-K/A”) to reflect restatements of our consolidated financial statements for the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”) and March 31, 2002 (“Fiscal 2002”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the thirteen week period and the thirty-nine week period ended December 26, 2004 (the “Form 10-Q/A”) to reflect restatements of our condensed consolidated balance sheets at December 26, 2004 and our condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003, and the related notes thereto. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Information presented in the sections entitled “Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the Restatement on financial data for the thirteen and thirty-nine week periods ended December 26, 2004 and December 28, 2003. We are also filing amended Quarterly Reports on Form 10-Q/A for our quarterly periods ended June 27, 2004 and September 26, 2004.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the date of the Original Filing or will be disclosed in other reports filed with the SEC subsequent to the date of this filing.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2004 (unaudited) (as restated)	March 28, 2004 (as restated)
	(dollars in thousands, except share data)
Assets

Current assets
Cash and cash equivalents	$422	$1,247
Accounts receivable, net of allowance for doubtful accounts of $208 and $134 at December 26, 2004 and March 28, 2004, respectively	1,926	889
Inventories	2,231	2,170
Prepaid expenses and other current assets	1,119	664

Total current assets	5,698	4,970
Property and equipment, net	10,904	13,356
Goodwill, net	523	523
Other intangible assets, net	537	595
Other assets	528	573

Total assets	$18,190	$20,017

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$3,438	$2,177
Accrued liabilities	4,251	3,949
Current portion of long-term debt	3,074	912
Current portion of capital lease obligation	168	233
Convertible promissory note	3,000	—
Deferred revenue	1,838	2,124

Total current liabilities	15,769	9,395
Long-term debt, net of current portion	—	2,167
Capital lease obligation, net of current portion	104	203
Deferred lease costs	1,647	1,696
Convertible promissory note, net of discount	—	2,931
Deferred licensing revenue, net of current portion	8,953	10,296

Total liabilities	26,473	26,688

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,378,264 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $38,446 at December 26, 2004 and March 28, 2004	34,483	34,483
Common stock, no par value; 120,000,000 shares authorized; 16,805,770 and 16,491,187 shares issued and outstanding at December 26, 2004 and March 28, 2004, respectively, with a liquidation preference of $37,813 (December 26, 2004) and $37,105 (March 28, 2004)	9,325	9,286
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,990,709 shares issued and outstanding with a stated value of $2.50 per share and a liquidation preference of $12,477 at December 26, 2004 and March 28, 2004	11,066	11,066
Deferred stock compensation	(33)	(74)
Additional paid-in capital	27,918	27,738
Accumulated deficit	(91,042)	(89,170)

Total stockholders’ deficit	(8,283)	(6,671)

Total liabilities and stockholders’ deficit	$18,190	$20,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)	December 26, 2004 (as restated)	December 28, 2003 (as restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$12,800	$11,842	$37,030	$36,594
Licenses, royalties, and fees	574	382	1,604	850
Recognition of deferred revenue	495	566	1,629	1,521

Net sales	13,869	12,790	40,263	38,965

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,447	5,707	18,269	17,496
Store operating expenses	4,333	4,151	12,779	12,728
Other operating expenses	701	540	2,059	1,434
Marketing, general and administrative costs	1,854	1,610	5,583	5,276
Depreciation and amortization	906	861	2,745	2,716
Evaluation of business integration opportunity	5	—	125	—
Store closure and lease termination costs	6	29	7	174

Total cost of goods sold and operating expenses	14,252	12,898	41,567	39,824

Operating loss	(383)	(108)	(1,304)	(859)

Other income (expense)
Interest expense	(141)	(124)	(380)	(378)
Interest income	1	—	2	—
Miscellaneous income (expense)	(10)	28	14	74
Loan guarantee fee expense	(57)	(64)	(170)	(196)

Total other income (expense)	(207)	(160)	(534)	(500)

Loss before income taxes	(590)	(268)	(1,838)	(1,359)
Income taxes	—	(11)	(34)	(24)

Net loss	$(590)	$(279)	$(1,872)	$(1,383)

Net loss per share – basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.08)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,685	16,469	16,581	16,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,872)	$(1,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,745	2,716
Store closure and lease termination costs	7	174
Non-cash interest expense	123	86
Employee stock option compensation expense	51	75
Loan guarantee fee expense	170	196
Provision for doubtful accounts	74	64
Loss (gain) on sale of property and equipment	22	(10)
Recognition of deferred licensing revenues	(1,629)	(1,521)
Changes in assets and liabilities
Accounts receivable	(1,111)	151
Inventories	(17)	91
Prepaid expenses and other assets	100	9
Accounts payable	1,261	(240)
Accrued liabilities	296	196
Proceeds from deferred licensing revenues	—	500
Deferred lease costs	(49)	(164)

Net cash provided by operating activities	171	940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(342)	(230)
Proceeds from sale of property and equipment	19	34

Net cash used in investing activities	(323)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	350	—
Payment of credit lines	(599)	(170)
Payments on long-term debt and capital leases	(463)	(100)
Proceeds from exercise of stock options	11	—
Proceeds from exercise of warrants	28	7

Net cash used in financing activities	(673)	(263)

Net increase (decrease) in cash and cash equivalents	(825)	481
Cash and cash equivalents at beginning of period	1,247	993

Cash and cash equivalents at end of period	$422	$1,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$152	$137
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$12	$250
Insurance premiums financed through note payable	542	352

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

In December 2004, the FASB reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. On April 14, 2005, the effective date of SFAS No. 123R was extended and will now be effective for the Company at the beginning of its fiscal 2007 year. The Company has not yet determined the impact that adopting SFAS No. 123R will have on its results of operations.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Week periods ended		Thirty-nine Week periods ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)	December 26, 2004 (as restated)	December 28, 2003 (as restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$39	$27	$51	$75
Pro forma	$48	$50	$59	$104
Net loss-as reported	$(590)	$(279)	$(1,872)	$(1,383)
Net loss-pro forma	$(599)	$(302)	$(1,880)	$(1,412)
Basic and diluted loss per common share
As reported	$(0.04)	$(0.02)	$(0.11)	$(0.08)
Pro forma	$(0.04)	$(0.02)	$(0.11)	$(0.09)

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement assets.

We reflected our preliminary determination with respect to adjustments related to leasehold improvements in our quarterly financial statements for the period ended December 26, 2004 contained in the Quarterly Report on Form 10-Q filed on February 14, 2005 (the “Original Filing”). Since we filed the Original Filing, in consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in the thirty-nine week periods ended December 26, 2004 and December 28, 2003 and increasing the amount of the deferred credit (liability) for deferred lease costs. We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service, limiting the amortization period to the applicable lease term determined in our lease accounting review. These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

We filed the Form 10-K/A with the SEC on April 14, 2005, to reflect restatements of our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002. The following tables summarize the impact of the Restatement on our condensed consolidated balance sheets at December 26, 2004 and our condensed consolidated statements of operations for Third Quarter 2005 and Third Quarter 2004 and the thirty-nine week periods ended December 26, 2004 and December 28, 2003. In addition, the Notes to the Condensed Consolidated Financial Statements have been restated to reflect the Restatement adjustments described above. The Restatement did not impact our previously reported cash flow from operations or sales.

The following is a summary of the impact of the Restatement upon the condensed consolidated financial statements (dollars in thousands, except per share data)

Adjustments to Condensed Consolidated Balance Sheet (unaudited)

	As Previously Reported (A)	Adjustments (B)	As Restated
	(dollars in thousands)
December 26, 2004
Other Intangible assets, net	$796	$(259)	$537
Total assets	18,449	(259)	18,190
Deferred lease costs	1,414	233	1,647
Total liabilities	26,240	233	26,473
Accumulated deficit	(90,550)	(492)	(91,042)
Total shareholders’ deficit	(7,791)	(492)	(8,283)
Total liabilities and shareholders’ deficit	$18,449	$(259)	$18,190

(A)	Includes the preliminary lease accounting adjustments related to leasehold improvements that were incorporated into the Original Filing
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

Adjustments to Condensed Consolidated Statement of Operations (unaudited)

	As Previously Reported (A)	Adjustments (B)		As Restated
	(dollars in thousands, except per share data)
Third Quarter 2004
Marketing, general and administrative costs	$1,632		$(22)	$1,610
Depreciation and amortization	865		(4)	861
Total cost of goods sold and operating expenses	12,924		(26)	12,898
Operating loss	(134)		26	(108)
Loss before income taxes	(294)		26	(268)
Net loss	$(305)		$26	$(279)

Net loss per share – basic and diluted	$(0.02)	$	*	$(0.02)

*	Amount is less than $0.01 per share
(A)	Amounts as reported in the Original Filing. These amounts were restated in the Original Filing for the preliminary lease accounting adjustments, consisting of $7,000 of additional amortization expense related to leasehold improvements.
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

Adjustments to Condensed Consolidated Statement of Operations (unaudited)

	As Previously Reported (A)	Adjustments (B)		As Restated
	(dollars in thousands, except per share data)
Third Quarter 2005
Marketing, general and administrative costs	$1,873		$(19)	$1,854
Depreciation and amortization	912		(6)	906
Total cost of goods sold and operating expenses	14,277		(25)	14,252
Operating loss	(408)		25	(383)
Loss before income taxes	(615)		25	(590)
Net loss	$(615)		$25	$(590)

Net loss per share – basic and diluted	$(0.04)	$	*	$(0.04)

*	Amount is less than $0.01 per share
(A)	Amounts as previously reported in the Original Filing. These amounts include the preliminary lease accounting adjustments related to leasehold improvements that were incorporated in the Original Filing.
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

	As Previously Reported (A)	Adjustments (B)	As Restated
	(dollars in thousands, except per share data)
Thirty-nine week period ended December 28, 2003
Marketing, general and administrative costs	$5,342	$(66)	$5,276
Depreciation and amortization	2,728	(12)	2,716
Total cost of goods sold and operating expenses	39,902	(78)	39,824
Operating loss	(937)	78	(859)
Loss before income taxes	(1,437)	78	(1,359)
Net loss	$(1,461)	$78	$(1,383)

Net loss per share – basic and diluted	$(0.09)	$0.01	$(0.08)

(A)	Amounts as reported in the Original Filing. These amounts were restated in the Original Filing for the preliminary lease accounting adjustments, consisting of $22,000 of additional amortization expense related to leasehold improvements.
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

	As Previously Reported (A)	Adjustments (B)		As Restated
	(dollars in thousands, except per share data)
Thirty-nine week period ended December 26, 2004
Marketing, general and administrative costs	$5,640		$(57)	$5,583
Depreciation and amortization	2,765		(20)	2,745
Total cost of goods sold and operating expenses	41,644		(77)	41,567
Operating loss	(1,381)		77	(1,304)
Loss before income taxes	(1,915)		77	(1,838)
Net loss	$(1,949)		$77	$(1,872)

Net loss per share – basic and diluted	$(0.11)	$	*	$(0.11)

*	Amount is less than $0.01 per share
(A)	Amounts as previously reported in the Original Filing. These amounts include the preliminary lease accounting adjustments related to leasehold improvements that were incorporated into the Original Filing, including $93,000 of additional depreciation and amortization expense for the twenty-six week period ended September 26, 2004.
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

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

At December 26, 2004, we had total liabilities of $26,473,000 and total assets of $18,190,000, so that a deficit of $8,283,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at December 26, 2004 include deferred revenue in the aggregate amount of $10,791,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,791,000 at December 26, 2004) for less than $2,000,000 of future cash expenditures.

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

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)	December 26, 2004 (as restated)	December 28, 2003 (as restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$10,085	$10,136	$29,922	$30,986
Wholesale division	2,715	1,684	7,068	5,325
Specialty division	1,069	970	3,273	2,654

Total net sales	$13,869	$12,790	$40,263	$38,965

Operating income/(loss)
Retail division	$285	$722	$1,229	$1,950
Wholesale division	356	52	621	675
Specialty division	1,023	924	3,115	2,386
Corporate and other expenses (1)	(2,009)	(1,780)	(6,219)	(5,795)
Interest and other, net	(245)	(197)	(618)	(599)

Net Loss	$(590)	$(279)	$(1,872)	$(1,383)

Depreciation and amortization
Retail division	$638	$575	$1,935	$1,887
Wholesale division	85	91	255	235
Specialty division	**	**	**	**
Corporate and other expenses	183	195	555	594

Total depreciation and amortization	$906	$861	$2,745	$2,716

**	Amounts are less than $1,000.
(1)	Corporate and other expenses for the thirty-nine week period ended December 26, 2004 include $125,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our then-president.

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

In light of these disclosures and restatements, we have conducted a review of our lease accounting policies and practices. In our lease accounting review, we reevaluated our real estate leases to determine the appropriate “lease term” for each lease under generally accepted accounting principles. We had previously amortized some leasehold improvements over a period that exceeded the primary lease term. In determining the appropriate lease term, we considered whether option renewal periods should be included. Option renewal periods are not included in the lease term for accounting purposes, unless renewal is reasonably assured. Generally, renewal is not reasonably assured for our leases, but for some locations we may invest in significant leasehold improvements and, if the primary lease term is not commensurate to that investment, we consider it to be reasonably assured that we will exercise the lease renewal option. We restated the amounts of leasehold improvement amortization expense for each lease for the historical periods after the assets were put into service (using the lesser of the estimated economic life of the asset or the applicable lease term). These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of the leasehold improvement assets.

We reflected our preliminary determination with respect to adjustments related to leasehold improvements in our quarterly financial statements for the period ended December 26, 2004 contained in the Quarterly Report on Form 10-Q filed on February 14, 2005 (the “Original Filing”). Since we filed the Original Filing, in consideration of the restated lease terms determined in our lease accounting review, we also restated rent expense to reflect on a straight-line basis during the lease term, operating lease rentals that are contractually paid on a non-level schedule, “tenant improvements allowances” and rent holidays (“free rent” periods) provided in certain leases. These corrections had the general effect of decreasing the amount of rent expense in the thirty-nine week periods ended December 26, 2004 and December 28, 2003 and increasing the amount of the deferred credit (liability) for deferred lease costs. We also restated the amounts of amortization expense for intangible assets related to operating leases (leasehold interests and lease commissions) for the historical periods after the assets were put into service limiting the amortization period to the applicable lease term determined in our lease accounting review. These corrections had the general effect of increasing the amount of amortization expense and reducing the net book value of our lease-related intangible assets. In some cases, an impairment charge had been recorded for leasehold improvements and/or lease-related intangible assets in the historical financial statements during Fiscal 2002, 2003 or 2004. The restatement of accumulated amortization for such assets reduced the net book value for the asset to be impaired, which resulted in adjustments to the impairment computations. Accordingly, for some store locations, the restatement had the effect of increasing amortization expense in one or more periods, and then reducing a subsequent impairment charge. As described below, we have completed our lease accounting review and have reflected all of the necessary adjustments in our restated financial statements (the “Restatement”).

The effects of these adjustments on the condensed consolidated statements of operations for each of Third Quarter 2005, Third Quarter 2004, the Nine Months Fiscal 2005 and the Nine Months Fiscal 2004 are shown in the table below. Further information on these adjustments is provided in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

	As Previously Reported (A)	Adjustments (B)		As Restated
	(dollars in thousands, except share data)
Third Quarter 2004
Marketing, general and administrative costs	$1,632		$(22)	$1,610
Depreciation and amortization expense	865		(4)	861
Total cost of goods sold and operating expenses	12,924		(26)	12,898
Operating loss	(134)		26	(108)
Net loss	$(305)		$26	$(279)

Net loss per share - basic and diluted:	$(0.02)	$	*	$(0.02)

Third Quarter 2005
Marketing, general and administrative costs	$1,873		$(19)	$1,854
Depreciation and amortization expense	912		(6)	906
Total cost of goods sold and operating expenses	14,277		(25)	14,252
Operating loss	(408)		25	(383)
Net loss	$(615)		$25	$(590)

Net loss per share - basic and diluted:	$(0.04)	$	*	$(0.04)

Nine Months Fiscal 2004
Marketing, general and administrative costs	$5,342		$(66)	$5,276
Depreciation and amortization expense	2,728		(12)	2,716
Total cost of goods sold and operating expenses	39,902		(78)	39,824
Operating loss	(937)		78	(859)
Loss before income taxes	(1,437)		78	(1,359)
Net loss	$(1,461)		$78	$(1,383)

Net loss per share - basic and diluted:	$(0.09)		$0.01	$(0.08)

Nine Months Fiscal 2005
Marketing, general and administrative costs	$5,640		$(57)	$5,583
Depreciation and amortization expense	2,765		(20)	2,745
Total cost of goods sold and operating expenses	41,644		(77)	41,567
Operating loss	(1,381)		77	(1,304)
Loss before income taxes	(1,915)		77	(1,838)
Net loss	$(1,949)		$77	$(1,872)

Net loss per share - basic and diluted:	$(0.11)	$	*	$(0.11)

*	Amount is less than 0.1% per share
(A)	Amounts as previously reported in the Original Filing. These amounts include the preliminary lease accounting adjustments related to leasehold improvements that were incorporated into the Original Filing, including the restatement of amounts for Third Quarter 2004 and the Nine Months Fiscal 2004 for such preliminary adjustments.
(B)	Reflects the adjustments (not reflected in the Original Filing) related to operating lease intangible assets and rental adjustments.

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

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA* (as restated)	Operating Loss (as restated)	Net Loss (as restated)
Nine Months Fiscal 2005 Operating Results
As reported	$1,455	$(1,304)	$(1,872)
Add back-costs for evaluation of business integration opportunity	125	125	125
Add back-costs related to resignation of then-president	402	402	402

Operating Results, exclusive of costs in connection with business integration evaluation and resignation of then-president	$1,982	$(777)	$(1,345)

Comparative Operating Results for the Nine Months Fiscal 2004	$1,931	$(859)	$(1,383)

*	Earnings before interest, taxes, depreciation and amortization.

Our Wholesale division reported a $1,743,000 (32.7%) increase in net sales for the Nine Months Fiscal 2005 compared to the Nine Months Fiscal 2004. Under our strategy to expand the customer base and reach new geographic markets for our Wholesale division in the food service and grocery channels, we are incurring incremental customer sales discounts and operating costs. As a result, Wholesale division operating income for the Nine Months Fiscal 2005 decreased by $54,000 (8.0%) compared to the Nine Months Fiscal 2004. In the Nine Months Fiscal 2005, our Retail division’s contribution decreased compared to the Nine Months Fiscal 2004. Retail division operating income decreased $721,000 (37.0%) to $1,229,000, and comparable store sales decreased 2.0%. The results of our Retail division’s summer seasonal product offerings and our summer marketing programs did not meet our expectations and provided less-than-expected momentum for our fall and holiday season marketing programs. In the Nine Months Fiscal 2005, our Specialty division reported a net increase of 54 licensed international stores and five U.S. franchised and licensed stores. Specialty division net sales increased by $619,000 (23.3%) and Specialty division operating profits increased by $729,000 (30.6%) for the Nine Months Fiscal 2005 compared to the Nine Months Fiscal 2004.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen–Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)	December 26, 2004 (as restated)		December 28, 2003 (as restated)
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net Loss	$(590)	$(279)	$(1,872	)*	$(1,383)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	197	188	548		574
Income taxes	—	11	34		24
Depreciation and amortization	906	861	2,745		2,716

Earnings before interest, taxes, depreciation and amortization	$513	$781	$1,455	*	$1,931

*	Nine Months Fiscal 2005 net loss and EBITDA include $125,000 of costs for evaluation of business integration opportunity and $402,000 of costs in connection with the resignation of Tully’s then-president

Third Quarter 2005 Compared To Third Quarter 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.3%	92.6%
Licenses, royalties, and fees	4.1%	3.0%
Recognition of deferred revenue	3.6%	4.4%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	46.5%	44.6%
Store operating expenses	31.2%	32.5%
Other operating expenses	5.1%	4.2%
Marketing, general and administrative costs	13.4%	12.6%
Depreciation and amortization	6.5%	6.7%
Store closure and lease termination costs	*	0.2%

Total cost of goods sold and operating expenses	102.8%	100.8%

Operating loss	(2.8)%	(0.8)%
Other income (expense)
Interest expense	(1.0)%	(1.0)%
Interest income	*	*
Miscellaneous income	*	0.2%
Loan guarantee fee expense	(0.5)%	(0.5)%

Loss before income taxes	(4.3)%	(2.1)%
Income taxes	*	(0.1)%

Net loss	(4.3)%	(2.2)%

*	Amount is less than 0.1%

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

Marketing, general and administrative costs increased $244,000, or 15.2%, to $1,854,000 during Third Quarter 2005 from $1,610,000 in Third Quarter 2004, reflecting legal fees, higher labor and insurance costs, shareholders meeting costs, and increased marketing costs.

Depreciation and amortization expense increased $45,000, or 5.2%, to $906,000 for Third Quarter 2005 from $861,000 in Third Quarter 2004.

During Third Quarter 2005, we incurred $6,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria, as compared to $29,000 of such costs in Third Quarter 2004.

Operating Loss

As a result of the factors described above, we had an operating loss of $383,000 for Third Quarter 2005, which is an increase of $275,000 as compared to the operating loss of $108,000 for Third Quarter 2004.

Other Income (Expense)

Interest expense increased $17,000 or 13.7% to $141,000 for Third Quarter 2005 as compared to $124,000 for Third Quarter 2004 due to an increase in the interest rate on the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $590,000 for Third Quarter 2005, which is an increase of $311,000 as compared to the net loss of $279,000 during Third Quarter 2004.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $513,000 for Third Quarter 2005, which represents a decrease of $268,000 (34.3%) as compared to EBITDA of $781,000 for Third Quarter 2004.

Nine Months Fiscal 2005 Compared To Nine Months Fiscal 2004

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirty-nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.0%	93.9%
Licenses, royalties, and fees	4.0%	2.2%
Recognition of deferred revenue	4.0%	3.9%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	45.4%	44.9%
Store operating expenses	31.7%	32.7%
Other operating expenses	5.1%	3.7%
Marketing, general and administrative costs	13.9%	13.5%
Depreciation and amortization	6.8%	7.0%
Evaluation of business integration	0.3%	—
Store closure and lease termination costs	*	0.4%

Total cost of goods sold and operating expenses	103.2%	102.2%

Operating loss	(3.2)%	(2.2)%
Other income (expense)
Interest expense	(0.9)%	(1.0)%
Interest income	*	*
Miscellaneous income	*	0.2%
Loan guarantee fee expense	(0.4)%	(0.5)%

Loss before income taxes	(4.6)%	(3.5)%
Income taxes	* %	* %

Net loss	(4.6)%	(3.5)%

*	Amount is less than 0.1%

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

Marketing, general and administrative costs increased $307,000, or 5.8%, to $5,583,000 during the Nine Months Fiscal 2005 from $5,276,000 for the Nine Months Fiscal 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, partially offset by cost reductions resulting from our efforts to improve operating performance and efficiency.

Depreciation and amortization expense increased $29,000, or 1.1%, to $2,745,000 for the Nine Months Fiscal 2005 from $2,716,000 for the Nine Months Fiscal 2004.

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

Operating Loss

As a result of the factors described above, we had an operating loss of $1,304,000 for the Nine Months Fiscal 2005, which is an increased loss of $445,000 (51.8%) as compared to the operating loss of $859,000 during the Nine Months Fiscal 2004.

Other Income (Expense)

Interest expense increased $2,000 or 0.5% to $380,000 for the Nine Months Fiscal 2005 as compared to $378,000 for the Nine Months Fiscal 2004 due to an increase in the interest rate on the KCL Credit Lines, offset by the lower interest due to the net repayment of borrowings under the KCL Credit Lines.

Net Loss

As a result of the factors described above, we had a net loss of $1,872,000 for the Nine Months Fiscal 2005, which is an increase of $489,000, or 35.4%, as compared to the net loss of $1,383,000 for the Nine Months Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $1,455,000 for the Nine Months Fiscal 2005, which represents a decrease of $476,000 as compared to EBITDA of $1,931,000 during the Nine Months Fiscal 2004. Integration evaluation costs and president severance costs, in the aggregate amount of $522,000 incurred during the Nine Months Fiscal 2005, were significant reasons for the lower EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirty-nine Week Periods Ended
	December 26, 2004 (as restated)	December 28, 2003 (as restated)
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,872)	$(1,383)
Adjustments for depreciation and other non-cash operating statement amounts	1,563	1,780

Net loss adjusted for non-cash operating statement amounts	(309)	397
Cash provided by changes in assets and liabilities	480	543

Net cash provided by operating activities	171	940
Purchases of property and equipment	(342)	(230)
Net borrowings (repayments) of debt and capital leases	(712)	(270)
Other	58	41

Net increase (decrease) in cash and cash equivalents	$(825)	$481

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

At December 26, 2004, we had total liabilities of $26,473,000 and total assets of $18,190,000, so that a deficit of $8,283,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at December 26, 2004 include deferred revenue in the aggregate amount of $10,791,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with this deferred revenue are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,791,000 at December 26, 2004) for less than $2,000,000 of future cash expenditures.

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

To date, we have incurred losses in every year of operations, including Fiscal 2004 and the Nine Months Fiscal 2005. As of December 26, 2004, our accumulated deficit was $91 million (after the Restatement). We cannot assure you that we will ever become or remain profitable.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officers, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. During the Third Quarter 2005, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 26, 2004, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

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

	Common Stock	Series A Pfd Stock	Series B Pfd Stock	Total All Classes
Outstanding Shares	16,630,770	15,378,264	4,990,709	36,999,743
Votes available to outstanding shares	16,630,770	17,069,873	4,990,709	38,691,352
Votes for	8,701,452	9,575,846	2,652,404	20,929,702
Votes against	759,103	963,480	212,425	1,935,008
Votes abstained	70,806	279,498	143,000	493,304

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