Form 10-K
period 2005-04-03
TULLYS COFFEE CORP
filed 2005-07-13
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 3, 2005

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. – Not Applicable (not traded on any market)

As of June 15, 2005 the number of shares of the registrant’s Common Stock outstanding was 17,698,538, and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 15,559,152.

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

General

Tully’s Coffee Corporation roasts and sells high quality, premium roasted whole bean coffees. Tully’s Retail division operates specialty coffee stores that offer our premium roasted whole bean coffees and serve a wide selection of hot and cold beverages that feature our coffees, teas and premium softened ice cream. The stores also sell baked goods, pastries and other food products, and coffee related supplies, accessories and equipment. As of April 3, 2005, Tully’s operated 92 retail stores, all of which are located in the western United States.

We complement our retail operations with additional channels for distribution of our branded products: (1) Tully’s Wholesale division sells Tully’s coffees and related products and supplies to domestic customers in the supermarket, food service, restaurant, office coffee service, and institutional channels; and (2) Tully’s Specialty division sells Tully’s coffee and related products and supplies to foreign licensees and manages the relationships with these licensees and is responsible for the franchising and licensing of Tully’s stores in the U.S. and for developing business opportunities for complementary Tully’s-branded products. The Wholesale division is also responsible for our mail order and Internet sales activities.

Our retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest hot and cold coffee, espresso, and hand-made ice cream shake drinks available, together with other tasty foods. We seek to make each location a comfortable neighborhood meeting place, with employees who go out of their way to make customers feel special. We believe that developing customer loyalty and brand recognition on the foundation of product appeal and customer service is of the utmost importance in our business and growth strategy, and that our retail image builds product and brand credibility for our Wholesale and Specialty divisions.

The Specialty division has significant relationships with two Japanese companies. Tully’s has license and supply agreements with FOODX GLOBE Co., Ltd. (“FOODX”) (formerly known as Tully’s Coffee Japan) which, as of April 3, 2005, operated 87 Tully’s retail stores in Japan and had franchised an additional 158 stores that operate under the Tully’s brand in Japan. In addition, Tully’s has licensed Ueshima Coffee Company Ltd. (“UCC”) to operate coffee stores under the Tully’s brand throughout Asia, excluding Japan (UCC is not presently operating any Tully’s stores). Five U.S. franchised stores were operating as of April 3, 2005, all of which are located in the western United States.

Fiscal Periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”), March 31, 2002 (“Fiscal 2002”) and April 1, 2001 (“Fiscal 2001”) included 52 weeks. The fiscal year ending April 2, 2006 will include 52 weeks.

Company Background

Tully’s was formed in 1992 after our founder and Chairman, Tom T. O’Keefe, concluded there was an opportunity to develop and operate a company focused on the sale of high-quality coffee beans, coffee drinks and coffee related products in an upscale atmosphere that emphasized customer service. On September 16, 1992, we opened the first Tully’s store, in a suburb of Seattle, Washington. Tully’s Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. Our telephone number is (206) 233-2070 or 1-800-96Tully. Information contained on our website (www.tullys.com) does not constitute part of this report.

Strategy

General

From our founding through Fiscal 2001, our objective was to establish Tully’s as one of the most respected coffee brands in the world. To achieve this goal, we made significant investments in marketing and building our brand. In Fiscal 2002, we decided that we had successfully developed our brand identity and that we could modify our strategy to place greater emphasis on improving store and overall corporate operating performance and less emphasis on brand development. Since Fiscal 2002, we have focused on improving overall corporate operating performance and on the conservative use of our capital. Management believes that the Tully’s brand and retail store model have been developed to a point where they can be leveraged for improved operating results, and replicated in additional locations and markets through both company-operated stores and stores which are operated by third parties under franchises or licenses (in this report, we refer to such third party stores as “franchised” stores for the U.S. and “licensed” stores outside the U.S).

Tully’s strives to develop customer loyalty and brand recognition by providing superior service and offering quality coffee products that are competitively priced. Tully’s seeks to employ people who contribute to the “coffee experience” of our customers. Management believes that our staff is well trained and knowledgeable about the products offered for sale. It is our belief that customer service, along with product freshness and consistency, has become our hallmark, and we seek to sustain these attributes in all three of our operating divisions—Retail, Wholesale, and Specialty.

We believe that our customers enjoy the flavor profiles and qualities of our coffee beverages and other products, and often purchase them from more than one channel. For example, customers may patronize Tully’s stores and also may enjoy Tully’s coffee beverages at a favorite restaurant or their work place, and may purchase Tully’s premium coffee from a supermarket for home consumption. Tully’s also believes that our customers will be receptive to the introduction of other complementary products into our stores and through our Wholesale division. Further, products that are successful in Tully’s domestic stores may have opportunities for export or for licensing. We introduced Tully’s Premium Softened Ice CreamTM into most of our Tully’s stores in Fiscal 2003 and Fiscal 2004. This product line is based upon premium soft-serve vanilla ice cream and Tully’s coffee flavor ice cream, and supports an expanded menu including ice cream shakes, cones, and sundaes that complements our other cold blended beverages, SpinTM and Tully’s Tango®.

We believe that customer interest is increased, and incremental sales will occur, when customers are informed about new Tully’s products and special offers, and about the qualities of our product offerings. Accordingly, our strategies include advertising and marketing inside and outside of our stores.

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

Historical Expansion and Future Growth Strategy

Tully’s principal domestic expansion strategy has been to develop new retail stores in the western United States (including company-operated stores and, since Fiscal 2004, franchised stores) and to introduce our

Wholesale division to targeted wholesale segments (supermarket, food service and restaurants, office coffee services and institutional customers) in those same markets. Tully’s also has expanded by purchasing existing retail coffee locations, with the goal of converting these into Tully’s stores. New store growth slowed during Fiscal 2002 to Fiscal 2004 as our focus shifted from brand development and revenue growth toward improving overall corporate operating performance and in response to the local economics of our markets. The rate of store growth increased in Fiscal 2005 and is expected to continue to increase in Fiscal 2006. In Fiscal 2005, we opened one company-operated store and added four franchised stores. During Fiscal 2004 we opened one company-operated store and added our first franchised store. Tully’s opened one new store in Fiscal 2003, two new stores in Fiscal 2002, and in Fiscal 2001, we opened 37 new stores and acquired 14 stores.

In Fiscal 2006 we expect to give more attention to growth of the business, with continued focus on improving overall corporate operating performance and the conservative use of our capital. Subject to the availability of capital, we expect to open between two and six new company-operated retail stores in Fiscal 2006. We also expect to add between five and twenty additional franchised stores in the United States. Opening a new company-operated store typically requires a capital investment of approximately $200,000 to $300,000, depending on the specific location. The number and location of new company-operated stores will depend upon the timing and amount of capital (if any) that we may raise in Fiscal 2006 and the amount of cash flow provided from operations that may be used for such new stores, the amounts of which are not presently determined. The primary focus for the Retail division in Fiscal 2006 will be improving the results of our existing stores through introduction of new products, targeted marketing, merchandising, and advertising initiatives, and operating cost savings. The number and location of new franchised stores will depend in large part on the capital investment and business strategies of the third parties who will construct and operate these franchised stores.

Our Specialty division evaluates and develops licensing and franchising opportunities meeting Tully’s specific criteria, presently concentrating on the western United States and international markets. These criteria include geographic, marketplace, branding, venue, strategic and financial considerations. Certain real estate and facilities may not typically be available for company-operated Tully’s stores but may be available and appropriate for a franchised location. Further, certain geographic markets may not be targeted for new company-operated Tully’s stores in the near future, but may be good markets for possible franchising. Franchisees must have sufficient financial and operating capacity, and their Tully’s stores must be consistent with our business standards and strategic objectives. Franchising stores in the domestic market offers the potential for growth in these particular venues with minimal capital investment from Tully’s. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by Tully’s employees. In the future, we expect to open additional franchised stores in targeted domestic markets and venues, as a complement to our continuing focus on company-operated Tully’s stores.

In Fiscal 2005, we continued our strategy of expanding the supermarket distribution of our pre-packaged premium ground coffees into more stores, with a focus on Arizona and Southern California. We have also increased our supermarket coffee sales with current supermarket customers by adding additional products, such as pre-packaged whole bean coffees and bulk bin sales of whole bean coffees, and additional coffee blends or varietals. As of April 3, 2005 approximately 3,000 supermarkets offered our coffee for sale in most states west of the Rocky Mountains. During Fiscal 2006, we expect further growth in the number of U.S. supermarkets offering Tully’s premium coffee, and in their range of product offerings primarily, in the western U.S. and potentially into other U.S. markets. In the food service channel, we have direct service relationships with some restaurants and institutions, particularly in the Pacific Northwest, but our primary food service distribution strategy is to work with key food service distributors, like Food Services of America, a leading regional distributor in the Pacific Northwest, and major beverage distribution companies, such as Dispenser Beverage, Inc. and Quick Dispense, Inc., who serve California and neighboring states. These distributors provide food service channel customers with Tully’s products, equipment and service as part of a broader service offering. Growth in the wholesale segment is expected to include the addition of new customers in the western United States, and also programs to expand the volume of products sold to current customers.

In the United States, we seek to establish multi-dimensional relationships with our customers and suppliers where possible. We believe that a broader and deeper relationship provides a mutual opportunity for Tully’s and our trade partners to benefit from the resulting increase in sales and from Tully’s brand growth. For example, Tully’s is the official coffee served in most locations on the campus of the University of Washington and we sell “Husky Blend” coffee in a distinctive package under license from the University of Washington. Further, we seek to establish franchised Tully’s store locations within the premises of our key supermarket customers. We work with our food service distribution partners to serve customers in locations that may introduce new customers to our brand and products, such as at entertainment, sports, recreational and transportation centers.

Our primary international growth strategy has been to license others to operate or franchise the right to operate Tully’s-branded retail stores and sell Tully’s coffees in the foreign markets. We expect continuing international growth of our Specialty division in Fiscal 2006, primarily from the expected growth of the FOODX business, and we intend to pursue other international opportunities. See “Description of Our Business—International Markets.”

Marketing

Retail Stores

Tully’s retail marketing seeks to protect and develop our reputation for consistent hand-crafted quality and personal service to customers, combined with period special offerings and events to reward current customers and attract new customers. Although we seek to maintain an overall brand identity in all stores, we also allow for variations that are appropriate to specific locations. Some marketing elements and strategies are foundational to all locations, while other programs may apply only to certain markets at certain times, or may be unique to company-operated stores or our franchised stores.

Tully’s focus on consistency and quality in our products and customer service has been a key element of our marketing program. Point-of-sale signage, custom bags, boxes, cups, gift sets, products and literature with our distinctive name and brand marks, and community activities in which Tully’s name and brand marks are featured, are intended to increase name awareness and to reinforce our image. We periodically use outdoor signage, direct mail and newspaper advertisements, coupons and special offer books, special and seasonal product offerings, promotional and community events, and joint promotions with our franchised store operators and other companies. Our flexible retail store menu boards and seasonal point-of sale signage are used to communicate our product and service offerings, and other features of interest to customers.

We believe that product quality and selection are very important factors to maintain the loyalty of our current customers. We also believe these factors will appeal to prospective customers. Therefore, our development efforts and marketing messages focus on the improvement of our current offerings and the addition of new products that will complement our existing offerings. New products may be available for only a limited season (such as the Tully’s Limited Reserve Coffee Series, a periodic offering of specially selected and roasted coffees available in our stores only for a limited time while supplies last), or they may become a recurring offering. Tully’s premium softened ice cream is a flexible “product platform” for new beverages and treats. In Fiscal 2005, we introduced our improved SpinTM blended beverage with a broader flavor selection. We offer both our own proprietary products and high-quality products from other respected brands, such as the Dean & Deluca “Snacks on the Run” line (gourmet nuts, candies and snacks) that is featured in our stores.

Convenience is another important factor for our retail store customers. Customers may use the Tully’s Coffee CardTM (a stored-value payment card) like a gift certificate for gift giving and as a convenient personal purchase card at company-operated Tully’s stores, instead of cash or credit card. The Tully’s Coffee Card encourages customer visits to Tully’s stores, and is periodically incorporated into our promotional activities. In Fiscal 2004 and Fiscal 2005, we introduced high-speed wireless Internet access (“Wi-Fi”) into most of our company-operated Tully’s stores. Wi-Fi offers our customers an economical and convenient way to check email, “surf the web” and enjoy our great beverages, all in the comfort of a Tully’s store.

Wholesale

Tully’s Wholesale division provides additional opportunities for coffee consumers to experience our coffee and reinforces Tully’s brand marks. The Wholesale division makes many of our branded products available through supermarkets, restaurants, espresso bars, office coffee services, and institutional food service. Tully’s offers logo-bearing coffee cups, banners and point-of-use signage to Wholesale division customers (subject to Tully’s usage requirements and standards). We believe marketing programs that support our brand and our retail stores also benefit our Wholesale division. In the supermarket channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’ customers and through cooperative advertising and other marketing funds. We also make use of other marketing approaches such as direct mail to support wholesale customers, co-sponsoring of trade shows and consumer events with our customers, special displays and in-store demonstrations. Our Wholesale division also includes our mail order and Internet sales channel (serviced through the gourmet foods site at Amazon.com), which make our coffee available to consumers who cannot yet buy it in their own neighborhood. Customers can order their coffee directly from our roasting plant and have it ground to their specification.

Specialty

The Specialty division assists our franchised store operators with the development of new franchised stores, and provides support to make Tully’s retail experience and products available to consumers. Tully’s Specialty division also seeks opportunities to extend the Tully’s brand into complementary consumer products and markets through licensing and joint ventures.

We believe that the tourism, media, and trade ties between the principal domestic markets served by our Retail and Wholesale divisions and our neighbors in Canada and Mexico and the Pacific Rim nations are beneficial to the international expansion of the Tully’s brand. The Specialty division expands the geographic reach of the Tully’s brand and products to consumers outside the United States. FOODX operates and franchises Tully’s-branded stores in Japan. These stores bring the look and feel of the Tully’s store, and the flavor of Tully’s coffees and beverages, to the Japanese customer. Other Asian markets have been licensed by Tully’s to UCC, but UCC has not yet demonstrated its ability and willingness to develop its license in those markets and future development of Asia (outside Japan) may require some change in strategy or structure. Tully’s views other international markets as opportunities for growth and intends to seek opportunities in Canada, Mexico and other markets.

Community

Tully’s commitment to the local community is another key element of our marketing strategy. Tully’s supports local and national organizations focusing on children’s educational and health-related issues. Each store supports events within its neighborhood and community. Our employees volunteer their service and we donate product to local non-profit organizations, including schools, youth athletics, food banks, charities and service organizations. We also provide product and resource donations to national organizations working to improve the health and development of children.

International Markets

Our Specialty division makes Tully’s coffees and other proprietary merchandise available to consumers outside of the United States. The Specialty division administers the licensing relationships for our foreign licensees, and provides our products and supporting supplies, equipment and materials to our foreign licensees, as required.

FOODX is the exclusive operator and franchisor of Tully’s stores in Japan, and is the exclusive wholesaler of Tully’s coffee in Japan. FOODX also is authorized to have Tully’s coffee roasted in Japan, and to sell Tully’s branded ready-to-drink (“RTD”) beverages in Japan. Tully’s receives license royalties in connection with sales of the Tully’s stores franchised by FOODX and from the RTD beverages sold in Japan. Additionally, Tully’s receives a fee from FOODX based upon the amount of coffee roasted in Japan. In its early developmental years, FOODX purchased most of its coffee and supplies from Tully’s, but since Fiscal 2003 FOODX has sourced most of its coffee, supplies and equipment from local suppliers. The FOODX license is subject to renewal at the end of Fiscal 2006, and the parties are in discussion regarding possible modifications in the license and supply agreements. As of April 3, 2005, FOODX operated 87 Tully’s retail stores in Japan and had franchised another 158 Tully’s stores in Japan.

In April 2001, Tully’s granted UCC, a Japanese company that is one of Asia’s largest coffee companies, an exclusive, perpetual license to use Tully’s business names, trademarks, and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. Since 2001, UCC has opened and closed one Tully’s store.

As the result of the FOODX shift to local sourcing of products and supplies and the growth in the number of FOODX stores, product sales to FOODX declined, while sales from licenses, royalties and fees have increased. Product sales to licensees located outside the United States accounted for approximately 0.1% of Tully’s net sales for Fiscal 2005 as compared to 0.6% of Tully’s net sales in Fiscal 2004 and 4.0% of Tully’s net sales in Fiscal 2003. Net sales from international licenses, royalties and fees were approximately 4.1% of Tully’s net sales for Fiscal 2005 as compared to 2.4% in Fiscal 2004 and 1.3% in Fiscal 2003.

Competition

The specialty coffee market is highly fragmented and very competitive. A number of Tully’s competitors have much greater financial and marketing resources, brand recognition and customer bases than Tully’s. We compete with a number of specialty coffee roasters and retailers, including Starbucks Corporation (a multi-national operator of various coffee brands) and regional companies such as Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., and Peet’s Coffee & Tea, as well as smaller local chains and independent operators.

Coffee roasters and distributors including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company and Nestle, Inc. distribute premium coffee products nationally and internationally in supermarkets and other wholesale channels. Many of these products may be alternatives to Tully’s coffees and coffee drinks. Consumers also may choose non-coffee products and beverages offered by these and other competitors as alternatives to our products. Tully’s coffee beverages, teas, and other beverages compete directly against all restaurant and beverage outlets that serve coffee, tea and other beverages, and the many single location specialty coffee outlets (espresso stands, carts, kiosks, drive-throughs and stores). Restaurant and wholesale customers of our Wholesale division, and U.S. operations franchised through our Specialty division, serve products (including Tully’s-branded products) that compete directly or indirectly with the offerings of our company-operated retail stores.

Premium specialty coffees have grown in popularity in the United States, and are being given additional selling space within supermarkets and increased attention from distributors in the food services channel. Tully’s must compete with other premium coffee roasters and distributors (including those providing branded and private label coffees) for space on the supermarket shelves and for distribution by wholesale food service distributors. In Fiscal 2004, our primary distributor in the wholesale food service channel established a national relationship with Starbucks Corporation. Tully’s has shifted its primary relationships to other distributors, including Food Services of America in the Pacific Northwest, and we have established or expanded our relationships with other wholesale food service distributors outside the Pacific Northwest.

The companies with which we compete are strong competitors and may become even more formidable through continued growth and industry consolidation. These companies compete for retail and wholesale sales, for store locations, for employees and for supplies of premium coffee beans. Tully’s believes that there is opportunity for many companies to compete in the growing specialty coffee segment, and that the preferences and needs of consumers, owners of commercial store locations, coffee growers, coffee store employees, wholesale distributors and other constituents of the specialty coffee industry will support continued competition in this segment. Tully’s believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price. Tully’s also believes that the flavor profile of its coffee and coffee products, and the variety and quality of other food products provided by Tully’s stores, including Tully’s premium ice cream shakes, blended cold beverages, and premium softened ice cream products, serve as a point of differentiation for many customers.

Store Operations and Management / Employees

As of April 3, 2005, Tully’s employed approximately 1,000 people, with approximately 900 employed in retail stores or regional operations. The balance of our employees work in our administrative, wholesale, specialty, roasting and distribution operations. All employees are non-union and management anticipates this will continue to be the case. Most of our employees work 20 or more hours per week.

Tully’s believes that its employees are an integral part of its business, and has structured its benefit programs accordingly. Full time employees are eligible for vacation, holidays, medical and dental insurance, and other benefits. Store managers, district managers, wholesale sales personnel and other managers participate in incentive pay programs tied to financial criteria. To promote product loyalty and enhance expertise, all employees receive discounts on beverages and merchandise items. Tully’s believes that its current relations with employees are satisfactory.

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

Tully’s regularly evaluates store performance, and periodically closes stores that do not meet our financial expectations. Tully’s closed three stores in Fiscal 2005, seven stores in Fiscal 2004, and five stores in Fiscal 2003. We will continue to evaluate the performance of our stores, and may close stores if they do not meet our financial criteria.

Suppliers and Equipment Vendors

Tully’s roasts its own coffees to its own specifications. This enables us to develop distinctive coffee beverages and unique ground and whole bean coffees, to modify products to better fit the needs of particular customer segments, and to control more elements of this aspect of our product mix. During Fiscal 2003, we acquired new packaging equipment and redesigned our packaging, particularly the coffee packages used for the sale of whole bean and ground coffee within the supermarket channel and at our stores. In Fiscal 2005 we commenced a similar initiative for our institutional and food service packaging. We believe that these changes have improved the quality of the packaged product while increasing our packaging capacity and reducing packaging costs.

Tully’s premium softened ice cream is produced especially for us. Our coffee flavored ice cream is flavored with Tully’s coffee extract. Other materials such as teas, dairy products, juices, bakery goods and accessories are purchased from various vendors and are generally less specialized, although some materials and products are made to our proprietary recipes, or packaged to our proprietary specifications. In Fiscal 2005, two suppliers each provided approximately ten percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and List & Beisler (a coffee broker).

Coffee Markets

Tully’s purchases unroasted, “green” coffee beans. There are many varieties of green coffee beans and a range of quality grades within each variety. Tully’s purchases premium grade Arabica coffee beans and believes these beans are among the best available from each producing region. Tully’s seeks to purchase the finest qualities and varieties of coffee beans by identifying the unique characteristics and flavors of the varieties available from each region of the world. Many of our coffees contain green beans from Central America and South America, but we also purchase coffees from Asia, Africa, Mexico and Hawaii.

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

Tully’s enters into forward commitments for most of our purchase of green coffee beans, in anticipation of the future seasonal harvests. We also make periodic buys on “spot” markets and from special offerings, when coffee requirements exceed the contracted supplies and when there are special beans available that are suitable for limited supply offerings like the Tully’s Limited Reserve Series. Coffee pricing was relatively stable in the 2003-2004 seasons, but coffee prices have been more volatile and have increased for the 2005-2006 season. As of June 15, 2005, we had approximately $6,100,000 in fixed-price purchase commitments for Fiscal 2006. These purchase commitments, together with existing inventory, are generally expected to provide an adequate supply of green coffee beans through Fiscal 2006. Tully’s believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote. However, if coffee spot market prices are attractive, or if our sales volumes increase beyond the levels anticipated for Fiscal 2006, or in connection with requirements for specific products, we may elect, or be required to, purchase coffee on the spot market, which might be at prices greater or less than the fixed contract pricing.

Roasting

Tully’s procures and roasts green coffee beans to its exacting specifications at the Tully’s roasting plant in Seattle, Washington. Tully’s employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics. Our roasting process produces coffee in small batches. Coffee is roasted daily and sealed in bags. Production and inventory levels are carefully monitored to minimize the time between roasting and delivery to the customer as coffee or a beverage, and coffee date codes are monitored to maintain fresh coffee stocks. Tully’s has authorized FOODX to roast Tully’s coffee for sale in Japan (subject to Tully’s specifications, recipes and quality standards and periodic audit by Tully’s).

Equipment and Store Supplies

Tully’s purchases non-coffee merchandise, and the equipment, fixtures and supplies for its retail store locations from a number of vendors. The materials are purchased through purchase orders on an as-needed basis. Some materials and items are distributed through Tully’s roasting plant and warehouse facility, while the suppliers deliver other items directly to our retail stores. Shipments of products and supplies to Wholesale division and Specialty division customers are generally distributed from our Seattle roasting plant and warehouse facility. Tully’s has standardized and consolidated most of its vendors and suppliers, for the entire company or region, to improve the cost of purchases and simplify operations. Tully’s believes that its relationships with its vendors are currently satisfactory. However, if a particular supplier or vendor is unable to meet Tully’s needs, begins to deliver unsatisfactory materials or is not price competitive, Tully’s believes that there are a number of alternative sources to meet its merchandise, equipment, store supplies and other materials needs.

Trademarks

Tully’s has applied for trademark registration in the United States and in several foreign countries, for various marks including “Tully’s” and the “Tully’s Coffee” logo, many of our drink and coffee blend trademarks and certain package design elements (among other marks). Many of the trademark applications have been issued into registrations while others are still under examination. The duration of trademark registrations varies from country to country; however, trademark registrations are generally presumed valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. Trademark registrations are generally granted for particular classes of goods or services, and may not restrict use of similar marks by other parties for other classes of goods or services. Tully’s typically applies to register its marks for more than one class of goods or services in a particular country.

After we filed our first applications to register “Tully’s” in the U.S. for coffee and coffee store services, an operator of a small chain of restaurants in upstate New York applied to register the mark and logo “Tully’s Good Times” for restaurant and bar services, and claimed use of the marks prior to our first use. In May 2003 the parties entered into a settlement agreement that sets forth the rights of each party to use and register marks containing “Tully’s.” Our marks under the settlement agreement include “Tully’s” and “Tully’s Coffee” and all of our logos (among other marks). We have since received federal trademark registration for the Tully’s® trademark in various classes of goods and services, for the distinctive Tully’s Coffee logo mark, and for other marks, and from time to time we expect to seek additional registrations in other classes and for other marks.

In addition to registered and pending U.S. trademarks, Tully’s considers the overall design and visual language of its trade dress to be a valuable asset. The design of our stores, including but not limited to the use of materials, furniture, signage, layout and overall aesthetics, developed in conjunction with packaged goods and marketing collateral, create a distinctive “look and feel” as well as a unique visual language. This look and feel and visual language continues to build our brand exposure and deliver “The Tully’s Experience” through all channels of our business. Although Tully’s considers store design, packaging and marketing collateral to be essential to brand identity, in most instances Tully’s has not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

The ability to differentiate the Tully’s brand from our competitors depends, in part, on the strength and enforcement of our trademarks. If a competitor infringes Tully’s trademark rights, we may have to litigate to protect our rights, in which case Tully’s may incur significant expenses and management’s attention may be diverted from our business operations.

Tully’s does not hold any patents.

Seasonality

Our business is subject to seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to all three divisions, Retail, Wholesale and Specialty. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and its franchisees and licensees) or the closure of stores not meeting our expectations. Because of the seasonality of Tully’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 2.	PROPERTIES

As of April 3, 2005, Tully’s operated 92 retail stores in the United States, all of which are located on property leased by us. Sixty-one of these stores are located in Washington, twenty-four are in California, six are in Oregon and one is in Idaho.

We lease the building in Seattle, Washington, that houses our headquarters, roasting plant and distribution facilities (the “Airport Way Property”) pursuant to a ten-year lease expiring May 2010 and subject to two five-year options to renew. Effective as of July 17, 2003, the lessor and Tully’s amended the lease to eliminate the lessor’s option to terminate the lease, to reduce the portion of the property leased to Tully’s to approximately 80,000 square feet of building (the portion of the property that was used by Tully’s) and to reduce the rent and occupancy costs paid by us after January 2004.

ITEM 3.	LEGAL PROCEEDINGS

In February 2004 a lawsuit was filed against Tully’s in California state court by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleges that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and seeks damages, restitution, reclassification and attorneys’ fees and costs. Since the lawsuit was filed, Tully’s has investigated the matter and vigorously defended this litigation. Tully’s has also pursued alternative dispute resolution possibilities with the plaintiffs.

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter. The settlement is subject to court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s recorded a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. In connection with the settlement of this matter, the parties have entered into a joint stipulation of settlement and release, which received preliminary approval in the Superior Court of California, Los Angeles County, on July 11, 2005. Tully’s expects that the final court approval would occur late in calendar year 2005.

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that it has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. Based upon our evaluation of the FOODX claim, we believe that the previous withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to seek a resolution of this matter, as necessary, with FOODX and the Japanese taxing authorities and vigorously defend our position, but cannot predict the financial impact to us of this matter.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of Fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of June 15, 2005 there were 4,990 holders of record of Tully’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of April 3, 2005)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	3,674,187	$0.67	—
2004 Option Plan	—	$—	2,500,000
Equity compensation plans not approved by security holders*	1,690,767	$0.01	—

Total	5,364,954	$0.46	2,500,000

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” See Note 17 to the Notes to the Consolidated Financial Statements for a description of the Founder’s Stock Option Plan. We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 4,200,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of April 3, 2005, options for 3,674,187 shares were outstanding under the 1994 Option Plan and options for 366,298 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

On September 23, 2004, the board of directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 2,500,000 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan at the 2004 Annual Meeting in December 2004. As of April 3, 2005, no options had been granted under the 2004 Stock Option Plan.

Stock options are granted solely at the discretion of our board of directors and are issued at a price determined by our board of directors. The term of each option granted is for such period as determined by our board of directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our board of directors. Options may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or nonstatutory stock options. Our shareholders also previously approved the Employee Stock Purchase Plan, under which employees would be permitted to purchase common stock from the company. No offerings have been made to employees under the Employee Stock Purchase Plan.

The Rights Offering and Use of Proceeds

Before October 1999, our shareholders had a right to acquire proportional amounts of Tully’s unissued shares upon the decision of the board of directors to issue them. During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). We conducted the rights offering because we believed that our ability to engage in financing or strategic transactions could be limited by the potential risk of such possible future preemptive rights claims, but that such risk could be mitigated by a number of possible defenses, including the completion of the rights offering. The primary purpose of the rights offering was to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive rights that they may have had. The registration statement for the rights offering was declared effective January 11, 2005 (file number 333-115428) and eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at January 6, 2005 received subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The rights offering closed on February 8, 2005. We received a total of $878,000 from the subscribers in this offering. Qualified subscriptions were received with gross proceeds to Tully’s of $701,000, which in May 2005 were used to repay borrowings under the KCL promissory note as described in Note 11 to the Notes to the Consolidated Financial Statements. In May 2005, we refunded $177,000 to subscribers for the ineligible subscriptions and issued certificates for 337,216 shares of common stock to the subscribers and we issued certificates for 180,888 shares of Series A Convertible Preferred Stock and warrants to purchase 90,444 shares of common stock to the subscribers for the investment units. We incurred offering costs totaling $458,000.

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2005, Fiscal 2004, and Fiscal 2003. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Fiscal 2005

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 17 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in Fiscal 2005 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2005	222,192	518,448	740,640

Stock Issued upon Exercise of Warrants

•	In May 2004, Tully’s issued 6,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $1,980.

•	In December 2004, Tully’s issued 75,000 shares of Common Stock to three warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $24,750.

•	In January and February 2005, Tully’s issued 509,552 shares of its common stock to eighteen warrant holders upon exercise of warrants for aggregate consideration to the company of $33,624.

Fiscal 2004

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to employees in consideration for services pursuant to our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”):

•	In May 2003, options for 100,000 shares, with an exercise price of $0.31, to our Chief Financial Officer.

•	In May 2003, options for 75,000 shares, with an exercise price of $0.31, to our Vice President, Retail.

•	On October 23, 2003 options for 266,400 shares, with an exercise price of $0.31, to thirty-four employees.

•	In June 2003, we granted to five directors options to purchase an aggregate of 15,000 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings prior to June 30, 2002. These options were fully vested and exercisable from the time of grant. On June 2, 2004, Tully’s also issued stock options for a total of 54,000 shares to five directors for Board of Directors participation in Fiscal 2004 (with an exercise price of $0.30 per share and fully vested at March 28, 2004).

•	In June and August 2003, we issued a total of 60,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $6,947.

•	In March 2004, Tully’s issued 22,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $7,260.

•	As of January 1, 2004, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 12 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 11 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in Fiscal 2004 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	444,384	292,950	737,334

Fiscal 2003

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to the following employees in consideration for services pursuant to the 1994 Plan:

•	In May 2002, we granted options to the Chief Executive Officer to purchase an aggregate of 1,000,000 shares of Common Stock, consisting of options for 450,000 shares at an exercise price of

$0.01 per share, options for 350,000 shares with an exercise price of $1.78 per share and options for 200,000 shares at $2.50 per share, in accordance with his employment agreement.

•	In June 2002, we granted options to the Chief Financial Officer to purchase an aggregate of 225,000 shares of Common Stock, consisting of options for 100,000 shares at an exercise price of $0.01 per share, options for 75,000 shares with an exercise price of $1.78 per share and options for 50,000 shares at $2.50 per share.

•	Between June 2002 and March 2003, we granted options to thirteen employees to purchase an aggregate of 205,800 shares of Common Stock, consisting of the following:

Date of Grant	Number of Shares	Price per Share
June 2002	45,000	$1.78
June 2002	10,000	$2.50
July 2002	25,000	$0.01
September 2002	75,000	$0.01
February 2003	50,000	$0.01
March 2003	800	$0.31

•	During Fiscal 2003, Tully’s granted to nine directors options to purchase an aggregate of 17,500 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings. These options were fully vested and exercisable from the time of grant.

•	Between June 2002 and September 2002, we issued an aggregate of 68,574 shares of Common Stock to two employees upon exercise of options with aggregate consideration to Tully’s of $686 as follows:

Date of Sale	Purchaser	Number of Shares	Price per Share	Proceeds
June 2002	Employee	500	$0.01	$5
July 2002	Employee	18,074	$0.01	181
September 2002	Employee	50,000	$0.01	500

Totals		68,574		$686

•	In June 2002, we issued an aggregate of 20,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration $6,600.

•	In Fiscal 2003, we issued the following warrants to the Guarantors of the KCL promissory note as compensation for guaranties provided under the KCL promissory note (with an exercise price of $0.05 per share), as described in Note 12 of the Notes to the Consolidated Financial Statements:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924

•	As of January 1, 2003, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 12 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the consolidated financial statements of Tully’s. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Fiscal Years Ended (1)
(dollar amounts in thousands, except per share data)	Apr 3, 2005	Mar 28, 2004 (3)	Mar 30, 2003 (2)(3)	Mar 31, 2002 (3)(4)	Apr 1, 2001 (3)
Results of Operations Data
Net sales	$53,980	$50,768	$50,800	$51,458	$42,102
Operating loss	(3,695)	(1,846)	(6,834)	(13,381)	(24,029)
Loss before cumulative effect of change in accounting principle	(4,625)	(2,595)	(7,056)	(11,422)	(25,289)
Cumulative effect of change in accounting principle(2)	—	—	(3,018)	—	—
Net loss	$(4,625)	$(2,595)	$(10,074)	$(11,422)	$(25,289)
Net loss per share—basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.28)	$(0.16)	$(0.43)	$(0.70)	$(1.60)
Cumulative effect of change in accounting principle(2)	—	—	(0.18)	—	—
Net loss per share—basic and diluted	$(0.28)	$(0.16)	$(0.62)	$(0.70)	$(1.60)
Balance Sheet Data
Total assets	$17,930	$20,017	$23,677	$32,469	$38,926
Long-term obligations (including current portion)(5)	6,883	6,446	6,843	3,164	3,486
Stockholders’ equity (deficit)	$(10,689)	$(6,671)	$(4,480)	$5,296	$14,394
Other Data
Earnings (loss) before interest, taxes, depreciation and amortization(6)	$2	$1,830	$(2,093)	$(5,558)	$(19,200)
Number of stores at fiscal year end
Stores operated by Tully’s	92	94	100	104	114
Stores operated or franchised by international licensees	245	174	113	50	23
Stores operated by U.S. franchisees	5	1	—	—	—

Total retail stores at fiscal year end	342	269	213	154	137

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks except for the fiscal year ended April 3, 2005 (“Fiscal 2005”), which had 53 weeks. The 53rd week accounted for $955,000 in net sales in Fiscal 2005.
(2)	The cumulative effect of a change in accounting for goodwill in the amount of $3,018,000 was recorded in Fiscal 2003. See Note 7 of the Notes to the Consolidated Financial Statements.
(3)	The following charges are included in the results of operations (dollars in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
Impairment of long-lived assets (see Note 8 of the Notes to the Consolidated Financial Statements)	$200	$97	$1,310	$2,315	$4,724
Store closures and lease termination costs (see Note 15 of the Notes to the Consolidated Financial Statements)	43	170	108	1,583	2,620
Liquidation and write-off of Tully’s Europe B.V.	—	—	—	46	1,036
Severance costs related to resignation of then-president	402	—	—	—	—
Settlement of litigation (see Note 16 of the Notes to the Consolidated Financial Statements)	1,628	—	—	—	—
Evaluation of business integration opportunity (see Note 13 of the Notes to the Consolidated Financial Statements)	129	541	—	—	—

Total	$2,402	$808	$1,418	$3,944	$8,380

(4)	During Fiscal 2002, Tully’s received a $12,000,000 license fee from UCC. In addition, we received $4,200,000 and 300 shares of Tully’s Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of our supply agreement with Tully’s Coffee Japan. The Tully’s Coffee Japan stock was sold by Tully’s in Fiscal 2003.

(5)	Long term obligations are summarized as follows (dollars in thousands):

	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001
Current portion of long-term debt and capital lease obligations	$2,078	$1,145	$561	$308	$515
Long-term debt, net of current portion	600	2,167	3,106	26	210
Capital lease obligations, net of current portion	112	203	360	127	168
Other liabilities	1,093	—	—	—	—
Convertible promissory note, net of discount	3,000	2,931	2,816	2,703	2,593

Long term obligations (including current portion)	$6,883	$6,446	$6,843	$3,164	$3,486

In addition to these long term obligations, we also had outstanding bank debt that was included in current liabilities, as follows (dollars in thousands):

	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001
Bank line of credit	$—	$—	$—	$—	$5,500

(6)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. See Management’s Discussion and Analysis for additional information regarding the computation and usage of EBITDA information. The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Fiscal Years Ended
	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002	Apr 1, 2001
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net loss	$(4,625)	$(2,595)	$(10,074)	$(11,422)	$(25,289)
Add back cumulative effect of change in accounting principle	—	—	3,018	—	—

Loss before cumulative effect of change in accounting principle	(4,625)	(2,595)	(7,056)	(11,422)	(25,289)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	924	760	721	904	1,399
Income taxes	52	43	25	6	—
Depreciation and amortization	3,651	3,622	4,217	4,954	4,690

Earnings (loss) before interest, taxes, depreciation and amortization	$2	$1,830	$(2,093)	$(5,558)	$(19,200)

I TEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended April 3, 2005, March 28, 2004 and March 30, 2003. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. We believe that certain statements herein, including statements concerning anticipated store openings and closings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our foreign licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

For financial reporting, we end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Fiscal 2005 includes 53 weeks. Each of Fiscal 2004, Fiscal 2003, Fiscal 2002 and Fiscal 2001 included 52 weeks.

Overview

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho (for Fiscal 2005, we derived approximately 74.3% of our net sales from the Retail division),

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division, which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and which is now responsible for emerging opportunities for U.S. franchising and licensing.

The relative percentage of net sales from each division for Fiscal 2005, Fiscal 2004 and Fiscal 2003 are depicted by these graphs:

From our founding through Fiscal 2001, our primary objectives were to establish the Tully’s brand, increase our revenues and expand our retail store base. During this period and through Fiscal 2003, our cash flow from operations was insufficient to cover operating expenses. These losses have been exacerbated by the weak economy in our principal geographic markets in 2001 to 2004. Since Fiscal 2002, we shifted our emphasis toward improving our operating performance and placed less emphasis upon expanding our retail store base and revenues. This shift in emphasis reflects management’s view that Tully’s has sufficiently developed its brand identity and that greater emphasis should be placed on improving corporate productivity and operating performance, and upon the conservative use of capital. These continuing initiatives toward improved operating performance and cashflow include:

•	introducing new products and expanding product offerings,

•	enhancing marketing efforts,

•	initiating selective retail price changes,

•	making cost of sales improvements through more efficient product purchasing,

•	closing stores that do not meet our financial criteria,

•	increasing sales from the Wholesale division,

•	increasing sales from our Specialty division,

•	reducing marketing, general and administrative costs, and

•	conservative cash usage for purchases of property and equipment.

Our operating results for Fiscal 2005 were affected by strategic decisions we made during Fiscal 2004 and Fiscal 2005, and by charges related to settlement of litigation. During the Fiscal 2005 we ceased discussions regarding the possible integration of Tully’s and our licensee for Japan, FOODX Globe Co. Ltd (“FOODX”). These discussions affected the Fiscal 2005 results through $129,000 of costs and through the application of management time. In Fiscal 2005 we accrued $402,000 of severance and other costs in connection with the resignation of our then-president. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs of a California state lawsuit filed in Fiscal 2004.

The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Loss	Net Loss
Fiscal 2005 Operating Results
As reported	$2	$(3,695)	$(4,625)
Add back-costs for evaluation of business integration opportunity	129	129	129
Add back-costs related to resignation of then-president	402	402	402
Add back-costs related to settlement of litigation	1,628	1,628	1,628

Operating Results, exclusive of these costs	$2,161	$(1,536)	$(2,466)

Our Wholesale division reported a $2,994,000 (45.9%) increase in net sales for Fiscal 2005 compared to Fiscal 2004 and a $482,000 (115.0%) increase in operating income compared to Fiscal 2004. In Fiscal 2005, our Retail division’s operating income decreased $1,263,000 (52.1%) to $1,162,000, and comparable store sales decreased 2.0%. The results of our Retail division’s summer seasonal products and marketing programs did not meet our expectations and provided less-than-expected momentum for our subsequent seasonal marketing programs. In Fiscal 2005, our Specialty division reported a net increase of 71 licensed international stores and four U.S. franchised stores. Specialty division net sales increased by $733,000 (20.2%) and Specialty division operating profits increased by $788,000 (23.8%) for Fiscal 2005 compared to Fiscal 2004.

In Fiscal 2005, our operating cash flow was sufficient to cover our operating expenses ($1,344,000 of cash was provided by operations for the year). This reflects an increase of $57,000 compared to $1,287,000 of cash provided by operations in Fiscal 2004. Management expects that the continuing benefits from the improvement initiatives will result in improved operating results in Fiscal 2006 compared to Fiscal 2005. As described below under “Liquidity and Capital Resources,” management believes that the operating cash flows, financing cash flows, and investing cash flows projected in our Fiscal 2006 business plan, our credit facilities, and the cash and cash equivalents of $1,437,000 at April 3, 2005, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2006.

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Fiscal Years Ended
	April 3, 2005	March 28, 2004	March 30, 2003
STORES OPERATED BY TULLY’S:
Beginning of the Year	94	100	104
New Stores	1	1	1
Closed Stores	(3)	(7)	(5)

End of the Year	92	94	100

LICENSEES AND FRANCHISEES (end of period):
International licensees	245	174	113
U.S. Franchisees	5	1	—

Total licensees and franchisees	250	175	113

Total retail stores at end of the year	342	269	213

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Changes in Retail division comparable store sales for Fiscal 2003, and for each of the four quarters of Fiscal 2004 and Fiscal 2005, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

After experiencing negative comparable store sales in Fiscal 2002 and Fiscal 2003, we implemented programs to improve our retail sales, which resulted in an improved comparable store sales trend in Fiscal 2004. We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) customers purchasing Tully’s coffee in supermarkets instead of Tully’s retail stores, and (iv) the relative levels and effectiveness of product innovation and marketing during each period.

Results of Operations

The following table sets forth, for the indicated periods, selected statement of operations data expressed as a percentage of net sales:

	Fiscal Years Ended
	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.0%	93.5%	94.7%
Licenses, royalties, and fees	4.1%	2.4%	1.3%
Recognition of deferred revenue	3.9%	4.1%	4.0%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	44.2%	43.6%	46.6%
Store operating expenses	32.1%	33.3%	33.9%
Other operating expenses	5.1%	4.0%	3.7%
Marketing, general and administrative costs	14.9%	14.0%	18.1%
Depreciation and amortization	6.8%	7.1%	8.3%
Settlement of litigation	3.0%	—	—
Evaluation of business integration opportunity	0.2%	1.1%	—
Impairment of long-lived assets	0.4%	0.2%	2.7%
Store closure and lease termination costs	0.1%	0.3%	0.2%

Total cost of goods sold and operating expenses	106.8%	103.6%	113.5%

Operating loss	(6.8)%	(3.6)%	(13.5)%
Other income (expense)
Interest expense	(1.1)%	(1.1)%	(1.3)%
Interest income	*	*	*
Gain on sale of investments	*	*	*
Miscellaneous income (expense)	0.1%	0.1%	1.0%
Loan guarantee fee expense	(0.7)%	(0.4)%	(0.2)%

Loss before income taxes and cumulative effect of change in accounting principle	(8.5)%	(5.0)%	(13.8)%
Income taxes	(0.1)%	(0.1)%	*
Cumulative effect of change in accounting principle	—	—	(5.9)%

Net loss	(8.6)%	(5.1)%	(19.8)%

*	Amount is less than 0.1%

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance, and EBITDA is the primary determinant in the computation of management incentive compensation. We expect to continue to incur these excluded items: interest income, interest expense and loan guarantee fees based on our outstanding debt, income taxes, and depreciation and amortization as we will continue to have long-lived assets.

Regulation S-K (Item 10(e)) and other provisions of the Exchange Act of 1934 define and prescribe the conditions for use of certain non-GAAP financial information. We believe that our “EBITDA” information, which meets the definition of a non-GAAP financial measure, is important supplemental information to investors.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:

	Fiscal Years Ended
	April 3, 2005	March 28, 2004	March 30, 2003
Net loss	$(4,625)	$(2,595)	$(10,074)
Add back cumulative effect of change in accounting principle	—	—	3,018

Loss before cumulative effect of change in accounting principle	(4,625)	(2,595)	(7,056)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	924	760	721
Income taxes	52	43	25
Depreciation and amortization	3,651	3,622	4,217

Earnings (loss) before interest, taxes, depreciation and amortization	$2	$1,830	$(2,093)

Fiscal Year Ended April 3, 2005 Compared To Fiscal Year Ended March 28, 2004

Net Sales

Our net sales for Fiscal 2005 increased $3,212,000 (or 6.3%) to $53,980,000 as compared to net sales of $50,768,000 for Fiscal 2004. The increase in net sales is comprised as follows:

Total Company Fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(515)
Wholesale division	2,994
Specialty division	733

Total Company	$3,212

The Retail division sales decrease represented a 1.3% decrease compared to Retail division sales for Fiscal 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(791)
Sales decrease from stores closed in Fiscal 2005 and Fiscal 2004	(973)
Sales increase from new stores	297
Other	220
Sales from 53rd week	732

Total Retail division	$(515)

Comparable store sales for Fiscal 2005 decreased $791,000, or 2.0%, compared to Fiscal 2004. During Fiscal 2005, Tully’s closed three stores and during Fiscal 2004, Tully’s closed seven stores, resulting in a sales decrease of $973,000. One new store was opened during the fourth quarter of Fiscal 2005 and one new store opened during the fourth quarter of Fiscal 2004. These new stores produced a net sales increase of $297,000 for Fiscal 2005. Fiscal 2005 included a 53rd week, for which Retail division sales totaled $732,000.

Wholesale division net sales increased $2,994,000, or 45.9%, to $9,516,000 for Fiscal 2005, from $6,522,000 for Fiscal 2004. The increase reflects a $2,271,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees, combined with increased sales in food service channels. Fiscal 2005 included a 53rd week, for which Wholesale division sales totaled $223,000.

Net sales for the Specialty division increased by $733,000, or 20.2%, to $4,362,000 in Fiscal 2005 from $3,629,000 in Fiscal 2004, reflecting the increase in royalties and coffee roasting fees that resulted from growth in the number of stores operated by FOODX.

Operating Expenses

Cost of goods sold and related occupancy costs increased $1,704,000, or 7.7%, to $23,857,000 for Fiscal 2005 as compared to $22,153,000 in Fiscal 2004, primarily due to the cost of goods sold related to the increased sales of our Wholesale division. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 44.2% for the Fiscal 2005 as compared to 43.6% for Fiscal 2004, primarily as a result of growth in Wholesale division sales (which generally have a greater cost of sales percentage than Retail division and Specialty division sales).

Store operating expenses increased $418,000, or 2.5%, to $17,341,000 for Fiscal 2005 as compared to $16,923,000 in Fiscal 2004 as the result of $129,000 of costs from the 53rd week in Fiscal 2005, costs of new stores and increased labor costs in Fiscal 2005, the closure of stores not meeting our financial requirements, partially offset by cost reductions associated with closure of stores not meeting our financial requirements. As a percentage of net sales, store operating expenses declined to 32.1% for Fiscal 2005 from 33.3% for Fiscal 2004.

Other operating expenses (expenses associated with all operations other than retail stores) increased $749,000 or 37.2% to $2,763,000 for Fiscal 2005 as compared to $2,014,000 in Fiscal 2004, reflecting the expenses incurred in connection with the expansion of our Wholesale division business, and including $6,000 of costs from the 53rd week in Fiscal 2005. As a percentage of net sales, other operating expenses increased to 5.1% for Fiscal 2005 as compared to 4.0% in Fiscal 2004.

Marketing, general and administrative costs increased $969,000, or 13.7%, to $8,063,000 for Fiscal 2005 as compared to $7,094,000 for Fiscal 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, $36,000 of costs from the 53rd week in Fiscal 2005 and $420,000 from sponsorship fees no longer incurred during Fiscal 2005

Depreciation and amortization expense increased $29,000, or 0.8%, to $3,651,000 for Fiscal 2005 as compared to $3,622,000 in Fiscal 2004.

In February 2004 a lawsuit was filed against Tully’s in California state court by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. We have entered into a memorandum of understanding regarding the settlement of this matter. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs of this lawsuit (see Note 16 of the Notes to the Consolidated Financial Statements).

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we have ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $129,000 in Fiscal 2005 and $541,000 in Fiscal 2004.

During Fiscal 2005 and Fiscal 2004, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 8 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $200,000 was recognized in Fiscal 2005 compared to the non-cash impairment charge of $97,000 during Fiscal 2004.

During Fiscal 2005, we incurred store closure and lease termination costs of $43,000 in connection with the closure of stores that did not meet our financial criteria. Tully’s incurred $170,000 such costs in connection with the closure of stores during Fiscal 2004.

Operating Loss

As a result of the litigation settlement charge of $1,628,000 and the other factors described above, we had an operating loss of $3,695,000 for Fiscal 2005, which is an increase of $1,849,000 (89.3%) as compared to the operating loss of $1,846,000 during Fiscal 2004.

Other Income (Expense)

Interest expense increased $33,000, or 6.1%, to $570,000 for Fiscal 2005 as compared to $537,000 during Fiscal 2004 due to higher rates of cash interest on outstanding debt during Fiscal 2005 and the replacement of non-cash warrant interest with cash interest for the convertible promissory note commencing January 2005.

During Fiscal 2005 we incurred loan guarantee fee expense of $357,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility (see Note 11 of the Notes to the Consolidated Financial Statements). This increase was due to a higher share valuation associated with the measurement of this expense in the fourth quarter of Fiscal 2005.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the litigation settlement charge of $1,628,000 and the other factors described above, we had EBITDA of $2,000 for Fiscal 2005, which is a decrease of $1,828,000 as compared to the loss before interest, taxes, depreciation and amortization of $1,830,000 during Fiscal 2004.

Net Loss

As a result of the litigation settlement charge of $1,628,000 and the other factors described above, net loss increased $2,030,000, or 78.2%, to $4,625,000 during Fiscal 2005, as compared to $2,595,000 during Fiscal 2004.

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

During Fiscal 2004 and Fiscal 2003, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 8 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $97,000 was recognized in Fiscal 2004 compared to the non-cash impairment charge of $1,310,000 during Fiscal 2003.

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

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Fiscal Years Ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Loss before cumulative effect of change in accounting principle	$(4,625)	$(2,595)	$(7,056)
Adjustments for depreciation and other non-cash operating statement amounts	2,474	2,376	4,394

Net loss adjusted for non-cash operating statement amounts	(2,151)	(219)	(2,662)
Deferred revenue cash received	—	500	—
Cash provided (used) for other changes in assets and liabilities	3,495	1,006	(625)

Net cash provided by (used in) operating activities	1,344	1,287	(3,287)
Proceeds from sale of investment in FOODX stock	—	—	1,829
Purchases of property and equipment and other	(564)	(286)	(1,186)
Net borrowings (repayments) of debt	(909)	(761)	1,946
Proceeds from equity transactions	319	14	7

Net increase (decrease) in cash and cash equivalents	$190	$254	$(691)

Overall, our operating activities, investing activities, and financing activities provided $190,000 of cash during Fiscal 2005 as compared to $254,000 of cash provided during Fiscal 2004 and cash used of $691,000 in Fiscal 2003.

Cash provided by operating activities for Fiscal 2005 was $1,344,000, an increase of $57,000 compared to Fiscal 2004 when operations provided cash of $1,287,000. Cash provided by operating activities decreased during Fiscal 2005 as the result of the improvements in operating results discussed above under “Overview” and “Results of Operations.” The increase in cash provided by operating activities reflects $500,000 received in Fiscal 2004 related to amendment of the FOODX licensing agreement (no such proceeds were received in Fiscal 2005), and increased investment in inventories and accounts receivable (partially offset by increased accounts payable) in Fiscal 2005. During Fiscal 2005, our investment in accounts receivable increased by $798,000, or 90% to $1,687,000 at April 3, 2005, compared to $889,000 at March 28, 2004. Approximately $90,000 of this increase resulted from the timing of the monthly payments from FOODX, our Japanese licensee. The remaining increase of approximately $708,000 resulted primarily from the higher levels of sales in our Wholesale and Specialty divisions in February and March. During Fiscal 2005, accounts payable increased by $2,463,000, reflecting the increased volume of purchases to support the higher Wholesale Division business levels and the timing of supplier payments. Accrued liabilities increased by $2,293,000 in Fiscal 2005 primarily as the result of the accrual of the costs of the litigation settlement and severance for our former president as described above.

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

Investing activities used cash of $564,000 in Fiscal 2005 and used cash of $286,000 in Fiscal 2004 but provided cash of $643,000 in Fiscal 2003. In Fiscal 2005 and Fiscal 2004, we minimized our investing activities as part of our strategy for conservative use of capital. During Fiscal 2003, our investing activities focused on the sale of our holdings of FOODX stock, with proceeds of $1,829,000. All FOODX holdings were sold in Fiscal 2003. Cash invested for capital expenditures increased in Fiscal 2005 compared to Fiscal 2004, and decreased for Fiscal 2004 compared to Fiscal 2003 with lower spending on new stores and improvements to existing stores (due in part to redeployment of assets from stores closed during this period). Further, our Wholesale division has shifted its food service sales strategy to focus more on our distributors (who typically provide equipment to customers) and less on direct food service accounts that would be furnished equipment by Tully’s. Cash used for capital expenditures was $560,000 in Fiscal 2005, $320,000 in Fiscal 2004 and $1,186,000 in Fiscal 2003. We also acquired $250,000 and $723,000 of equipment in Fiscal 2004 and Fiscal 2003, respectively, through capitalized leases.

Financing activities used cash of $590,000 in Fiscal 2005 and $747,000 in Fiscal 2004, but provided cash of $1,953,000 in Fiscal 2003. In Fiscal 2005 and Fiscal 2004, the primary financing activity was repayment of debt and capital leases. In Fiscal 2005, the rights offering provided $243,000 of net proceeds and exercises of warrants and options provided proceeds of $76,000, as compared to $14,000 in Fiscal 2004 and $7,000 in Fiscal 2003. In Fiscal 2003, financing activities consisted primarily of borrowings under the new Kent Central promissory note (see Note 11 of the Notes to the Consolidated Financial Statements) and the payment of scheduled maturities of other obligations.

As of April 3, 2005, we had cash of $1,437,000, and a working capital deficit of $7,415,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

Cash requirements for Fiscal 2006, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2006, and our assessment during Fiscal 2006 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open between two and six new company-operated in Fiscal 2006, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2006. Typically, a new store will require capital investment of approximately $200,000 to $300,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $500,000 to $1,300,000 in Fiscal 2006. Some of these capital expenditures may be accomplished through operating or capital leases.

At April 3, 2005, we had total liabilities of $28,619,000 and total assets of $17,930,000, so that a deficit of $10,689,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at April 3, 2005 include deferred revenue in the aggregate amount of $10,331,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,331,000 at April 3, 2005) for less than $2,000,000 of future cash expenditures.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2006. In June 2005, we established the new Northrim secured credit facility, as described in Note 11 of the Notes to the Consolidated Financial Statements, which will provide additional borrowing capacity in Fiscal 2006. In June 2005, we also reached mutual agreement with our lenders to extend the repayment schedule under the Kent Central promissory note and our convertible promissory note, as described in Note 11 and Note 12 of the Notes to the Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2006. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2006 business plan, and the cash and cash equivalents of $1,437,000 at April 3, 2005, and our new credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2006. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2006 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of April 3, 2005:

	Payments Due by Fiscal Year
	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
	(dollars in thousands)
Kent Central Credit Lines	$2,366	$1,766	$600	$—	$—	$—	$—
Other Notes Payable	183	183	—	—	—	—	—
Convertible Note	3,000	—	3,000	—	—	—	—
Capital Leases	287	153	85	30	12	7	—
Operating Leases	20,146	4,974	4,467	3,679	3,166	2,730	1,130
Green Coffee Purchase	6,100	6,100	—	—	—	—	—
Executive Severance (1)	—	—	—	—	—	—	—

	$32,082	$13,176	$8,152	$3,709	$3,178	$2,737	$1,130

(1)

Pursuant to the employment letters for the members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 3, 2005, the aggregate contingent obligation for severance to these individuals was $331,000.

In Fiscal 2006 we expect to give more attention to growth of the business, including a higher rate of new company-operated store openings compared to recent years, while continuing our focus on improving operating results. We expect that additional sources of funding will be required to fund this increased capital investment. Further, if our actual results should differ unfavorably from the Fiscal 2006 business plan, it could become necessary for us to seek additional capital during Fiscal 2006. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and fund repayment of other long-term obligations and commitments. Such additional sources of funding are expected to include debt or equity financings.

The terms of our Kent Central promissory note require that proceeds from sales of new equity first be used for repayment of those obligations, which mature in Fiscal 2006. Further, the Kent Central promissory note-holder and the guarantors of that facility have a security interest in all of our assets. Accordingly, we expect to first use the proceeds, if any, from new equity or debt financings to repay the borrowings under the Kent Central promissory note. Any additional proceeds would be used for repayment of other debt, and for growth of the business and general corporate purposes. We are currently evaluating possible sources of new capital, which may include new debt, new convertible debt, or new equity.

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

To date, we have incurred losses in every year of operations, including the fiscal year ended April 3, 2005 (“Fiscal 2005”). As of April 3, 2005 our accumulated deficit was $93.8 million. We cannot assure you that we will ever become or remain profitable.

Indebtedness of approximately $1.3 million under our Kent Central note is due before July 1, 2006 and our $3 million convertible promissory note matures on August 1, 2006. If we are unable to repay or refinance this indebtedness, our business, operations, and report could be severely affected.

Our Kent Central promissory note requires monthly payments of principal and repayment of the remaining debt balance on July 1, 2006. Total borrowings under these credit facilities were $2,366,000 at April 3, 2005 and $1,300,000 as of June 27, 2005. In addition, our outstanding convertible promissory note requires payment of the principal amount of $3,000,000 on August 1, 2006 unless the note holder elects to convert the note into shares of our Series A Convertible Preferred Stock. We do not expect our cash flows from operations to be sufficient to repay these obligations at their scheduled maturities. Therefore, it may be necessary for us to refinance these obligations or to repay them with the proceeds from other borrowings or the sale of additional equity securities. Continuation of our new Northrim secured credit facility could be difficult in Fiscal 2007 if we do not refinance or repay these other debts. We cannot be certain that Kent Central or the note holder of the convertible promissory note will agree to refinance our indebtedness with them, if necessary, or that we will be able to raise capital from other sources to repay this indebtedness. If we default on our payment obligations under our credit facilities with Kent Central, or if our convertible noteholder obtains a judgment lien against us for breaching our obligations under the convertible promissory note, our lenders could foreclose on our assets and we may not be able to continue as a going-concern.

Our credit facilities restrict our operating flexibility and ability to raise additional capital. If we were to default under the facilities, the lender, the guarantors, or both would have a right to seize our assets.

The terms of the new Northrim secured credit facility and the Kent Central promissory note (and a related agreement among Tully’s and the guarantors of the Kent Central promissory note) include provisions that would restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. These agreements also provide the lenders (and the guarantors) with a security interest in substantially all of our assets. The Kent Central promissory note requires that the proceeds from the issuance of new equity be used for repayment of the Kent Central promissory note. There are also some limitations on mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the guarantors. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lenders or guarantors taking actions that might be detrimental to the interests of our other creditors and shareholders.

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

We may from time to time become involved in legal proceedings or other claims. We have recently entered into a tentative settlement (subject to court approval and acceptance by the class members) of claims asserted against us in an employment practices lawsuit, which will require the payment of approximately $800,000 during the next three years, and the issuance of 300,000 shares of common stock to the plaintiffs. We are investigating a withholding tax indemnification claim made by FOODX under our supply agreement for approximately $950,000. In investigating and resolving these and any other future claims against us, or defending any such claims or allegations, we will incur legal fees, and may incur settlement fees, damages or remediation expenses that may harm our business, reduce our sales, increase our costs, and adversely affect our operating results and financial condition.

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

If our foreign licensees experience business difficulties or modify their business strategies, our results of operations could suffer. Net sales from our Japanese licensee, FOODX, represented 4.2% of net sales in Fiscal 2005. The FOODX license is subject to renewal at the end of Fiscal 2006, and the parties are in discussion regarding possible modifications in the license and supply agreement. Our other foreign licensee, Ueshima Coffee Company Ltd. (“UCC,”) has not yet demonstrated its ability and willingness to develop its Tully’s business in Asia outside of Japan. Because our licensees are located outside of the United States, the factors that contribute to their success may be different than those affecting companies in the United States. Other business opportunities may distract these licensees from their Tully’s business. These factors make it more difficult for us to predict the prospects for continued growth in our revenues and profits from these relationships. The economies of our licensees’ markets, particularly Japan, have been weak for the past few years and have been adversely affected by the adverse impacts on the international travel, hospitality and business community from concerns about terrorism and exposure to regional health risks.

We have limited supplier choices for many of our products.

We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products, such as ice cream and blended drink mixes, are produced by one or two suppliers specifically for Tully’s. In Fiscal 2005, two suppliers each provided approximately ten percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and List & Beisler (a coffee broker). If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience temporary interruptions in the product availability while establishing replacement supplies, and our results of operations could temporarily suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of April 3, 2005, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 31.3% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 24.5% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Western United States and Japanese markets we currently serve may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas. Our retail store operations, and to a lesser extent, our Wholesale and Specialty divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

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

Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. Coffee prices have been more volatile in recent months, and have generally increased for the 2005-2006 crop. There has been increasing demand for such coffee beans and there are indications that supplies may not be keeping up with this growing demand. This could put additional upward pressure on prices or limit the quantities available to us. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or affect the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee could result in increases in the costs of coffee beverages served in our stores and of other coffee products sold in our retail and wholesale channels. Such cost increases could adversely affect our gross margins, or force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Economic factors and consumer preferences related to coffee, dairy and bakery products could adversely affect our revenues or our costs.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Many of these items contain coffee, milk and other dairy products, and typical bakery ingredients such as sugar and flour. Changes in consumer product preferences away from products containing such ingredients, such as the consumer interest in “low carb” and “low fat” products, could adversely impact our revenues. Increases in the costs of raw materials and ingredients for our products, such as the recent increases in dairy costs, could adversely affect our gross margins, or force us to increase the retail and wholesale prices for some of our products, which could adversely affect our revenues.

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

License royalty revenues from FOODX are computed based upon the sales of the FOODX franchised stores in Japan, and coffee roasting fees are computed, in part, based upon the cost of the coffee roasted for FOODX in Japan, which are both transacted by FOODX in yen. These amounts are therefore subject to fluctuations in the currency exchange rates. These amounts are paid monthly and represent approximately five percent of our net sales. At the present time, we do not hedge foreign currency risk, but may hedge known transaction exposure in the future. We estimate that an unfavorable ten percent change in the U.S. dollar/Yen currency exchange rates could reduce operating income by $200,000 to $300,000 annually.

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 3, 2005, we had approximately $6,100,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $500,000 to $700,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Tully’s Coffee Corporation, and the Reports of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

We have audited the accompanying consolidated balance sheets of Tully’s Coffee Corporation as of April 3, 2005 and March 28, 2004, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the 53 weeks ended April 3, 2005 and 52 weeks ended March 28, 2004 and March 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tully’s Coffee Corporation as of April 3, 2005 and March 28, 2004 and the results of its operations and cash flows for the 53 weeks ended April 3, 2005 and 52 weeks ended March 28, 2004 and March 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

See Note 2 for discussion of the Company’s recent and prospective liquidity issues.

MOSS ADAMS LLP

Seattle, Washington

July 7, 2005

Tully’s Coffee Corporation

Consolidated Balance Sheets

	April 3, 2005	March 28, 2004
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,437	$1,247
Accounts receivable, net of allowance for doubtful accounts of $171 and $134 at 2005 and 2004, respectively	1,687	889
Inventories	2,330	2,170
Prepaid expenses and other current assets	836	664

Total current assets	6,290	4,970
Property and equipment, net	10,106	13,356
Goodwill, net	523	523
Other intangible assets, net	500	595
Other assets	511	573

Total assets	$17,930	$20,017

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,640	$2,177
Accrued liabilities	5,149	3,949
Current portion of long-term debt	1,950	912
Current portion of capital lease obligations	128	233
Deferred revenue	1,838	2,124

Total current liabilities	13,705	9,395
Long-term debt, net of current portion	600	2,167
Capital lease obligation, net of current portion	112	203
Other liabilities	1,093	—
Deferred lease costs	1,616	1,696
Convertible promissory note, net of discount	3,000	2,931
Deferred revenue, net of current portion	8,493	10,296

Total liabilities	28,619	26,688

Commitments and contingencies (Notes 8 and 16)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 17,500,000 shares authorized, 15,378,364 issued and outstanding at 2005 and 2004; stated value of $2.50 per share and a liquidation preference of $38,446 at 2005 and 2004	34,483	34,483
Series A Convertible Preferred stock, to be issued, 180,888 shares	157	—
Common stock, no par value; 120,000,000 shares authorized at 2005 and 2004; 17,353,822 and 16,491,187 shares issued and outstanding at 2005 and 2004, respectively, with a liquidation preference of $39,046 (2005) and $37,105 (2004)	9,384	9,286
Common stock, to be issued, 337,216 shares	86	—
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,980,709 and 4,990,709 issued and outstanding at 2005 and 2004, respectively, stated value of $2.50 per share and a liquidation preference of $12,452 (2005) and $12,477 (2004)	11,044	11,066
Deferred stock compensation	(22)	(74)
Additional paid-in capital	27,974	27,738
Accumulated deficit	(93,795)	(89,170)

Total stockholders’ deficit	(10,689)	(6,671)

Total liabilities and stockholders’ deficit	$17,930	$20,017

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands, except per share data)
Net sales
Sales of products	$49,659	$47,441	$48,114
Licenses, royalties, and fees	2,234	1,240	643
Recognition of deferred revenue	2,087	2,087	2,043

Net sales	53,980	50,768	50,800
Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	23,857	22,153	23,666
Store operating expenses	17,341	16,923	17,213
Other operating expenses	2,763	2,014	1,903
Marketing, general and administrative costs	8,063	7,094	9,217
Depreciation and amortization	3,651	3,622	4,217
Settlement of litigation	1,628	—	—
Evaluation of business integration opportunity	129	541	—
Impairment of long-lived assets	200	97	1,310
Store closure and lease termination costs	43	170	108

Total cost of goods sold and operating expenses	57,675	52,614	57,634

Operating loss	(3,695)	(1,846)	(6,834)
Other income (expense)
Interest expense	(570)	(537)	(648)
Interest income	3	4	21
Gain on sale of investments	—	—	14
Miscellaneous income (expense)	46	54	510
Loan guarantee fee expense	(357)	(227)	(94)

Total other expense	(878)	(706)	(197)

Loss before income taxes and cumulative effect of change in accounting principle	(4,573)	(2,552)	(7,031)
Income tax expense	52	43	25

Loss before cumulative effect of change in accounting principle	(4,625)	(2,595)	(7,056)
Cumulative effect of change in accounting principle	—	—	(3,018)

Net loss	$(4,625)	$(2,595)	$(10,074)

Net loss per share—basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.28)	$(0.16)	$(0.43)
Cumulative effect of change in accounting principle	—	—	$(0.18)
Net loss per share—basic and diluted	$(0.28)	$(0.16)	$(0.62)
Weighted average shares used in computing basic and diluted net loss per share	16,812	16,451	16,377

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Comprehensive Loss

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
Net loss	$(4,625)	$(2,595)	$(10,074)
Other comprehensive income (loss):
Unrealized holding gain on short-term investments, arising in the period	—	—	124
Less: Reclassification adjustment for realized gain on short-term investments, included in net loss	—	—	(14)

	—	—	110

Total comprehensive loss	$(4,625)	$(2,595)	$(9,964)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

	Convertible Preferred Stock				Common Stock
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount	Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
Balance, March 31, 2002	15,378,264	$34,483	4,990,709	$11,066	16,320,613	$9,265	$27,093	$—	$(110)	$(76,501)	$5,296
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							28				28
Exercise of stock options					68,574	1					1
Issuance of stock options							217	(217)			—
Amortization of deferred stock compensation								56			56
Stock option expense							25				25
Exercise of common stock warrants					20,000	6					6
Other comprehensive loss									110		110
Net loss										(10,074)	(10,074)

Balance, March 30, 2003	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(86,575)	$(4,480)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

(continued)

(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Amount	Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
Balance, March 30, 2003	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$—	$(86,575)	$(4,480)
Issuance of common stock warrants under terms of convertible promissory note							72				72
Issuance of common stock warrants as compensation for loan guarantees							230				230
Amortization of deferred stock compensation								87			87
Stock option expense							1				1
Exercise of common stock warrants					82,000	14					14
Net loss										(2,595)	(2,595)

Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	16,491,187	$9,286	$27,738	$(74)	$—	$(89,170)	$(6,671)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, March 28, 2004 and March 30, 2003

(continued)

	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Series A	Shares	Amount	Shares	Amount	Additional paid-in capital	Deferred Stock Compensation	Accumulated Other Comprehensive loss	Accumulated deficit	Total
Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	—	$—	16,491,187	$9,286	—	$—	$27,738	$(74)	$—	$(89,170)	$(6,671)
Issuance of common stock warrants as compensation for loan guarantees											226				226
Exercise of stock options							262,083	16							16
Issuance of stock options											58	(58)			—
Conversion of Series B to Common			(10,000)	(22)			10,000	22							—
Amortization of deferred stock compensation												110			110
Cancellation of stock options											(48)				(48)
Exercise of common stock warrants							590,552	60							60
Proceeds from rights offering					180,888	452			337,216	249					701
Stock offering costs						(295)				(163)					(458)
Net loss														(4,625)	(4,625)

Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	17,353,822	$9,384	337,216	$86	$27,974	$(22)	$—	$(93,795)	$(10,689)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
Cash flows from operating activities
Net loss	$(4,625)	$(2,595)	$(10,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cumulative effect of change in accounting principle	—	—	3,018
Depreciation and amortization	3,651	3,622	4,217
Impairment of long-lived assets	200	97	1,310
Store closure costs charged to operations	43	170	108
Gain on sale of assets	21	(9)	—
Gain on sale of investments	—	—	(14)
Stock option expense	62	87	81
Provision for doubtful accounts	103	83	168
Loan guarantee fee expense	357	227	69
Non-cash interest expense	124	186	498
Recognition of deferred revenue	(2,087)	(2,087)	(2,043)
Changes in assets and liabilities:
Accounts receivable	(902)	267	(336)
Inventories	(124)	278	(159)
Prepaid expenses and other assets	19	108	(161)
Accounts payable	2,463	(212)	130
Accrued liabilities	1,027	752	(198)
Other liabilities	1,093	—	—
Deferred lease costs	(81)	(187)	99
Deferred revenue cash received	—	500	—

Net cash provided by (used in) operating activities	1,344	1,287	(3,287)

Cash flows from investing activities
Proceeds from the sale of investments	—	—	1,829
Purchases of property and equipment	(560)	(320)	(1,186)
Other	(4)	34	—

Net cash (used in) provided by investing activities	(564)	(286)	643

Cash flows from financing activities
Borrowings under credit lines	350	—	2,465
Payment of credit lines	(941)	(382)	(16)
Payments on notes payable and capital leases	(318)	(379)	(785)
Proceeds from notes payable	—	—	282
Proceeds from exercise of stock options and warrants	76	14	7
Net proceeds from rights offering	243	—	—

Net cash (used in) provided by financing activities	(590)	(747)	1,953

Net increase (decrease) in cash and cash equivalents	190	254	(691)
Cash and cash equivalents
Beginning of period	1,247	993	1,684

End of period	$1,437	$1,247	$993

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
Cash paid during the period for interest	$296	$206	$73
Non-cash investing and financing activity
Capital leases for purchase of equipment	40	250	723
Deferred lease cost (tenant improvement allowance) converted to long-term debt	—	—	890

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements

1.  The Company and significant accounting policies

The Company and nature of operations

Tully’s Coffee Corporation was formed in 1992 for the purpose of developing and operating retail specialty coffee stores that feature high quality, premium roasted whole bean coffees developed and roasted by the Company. In these consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation. Our stores sell high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that features our coffees and our premium softened ice cream. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment. As of April 3, 2005, our Retail division operated 92 retail stores located principally in the Seattle, San Francisco, Portland (Oregon) and Los Angeles metropolitan areas.

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

The Specialty division has licensed third parties to operate Tully’s-branded stores and to sell Tully’s-branded coffee and other products in Asia (See Note 13). We have a license and supply agreement with FOODX Globe Co., Ltd. (“FOODX”) formerly known as Tully’s Coffee Japan (“TCJ”), which, as of May 31, 2005, operated 87 Tully’s retail stores in Japan and had franchised an additional 168 stores that operate under the Tully’s brand in Japan. Ueshima Coffee Company (“UCC”) is licensed to use the Tully’s brand throughout Asia other than Japan. Five U.S. franchised stores were operating as of April 3, 2005.

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ended April 3, 2005 (“Fiscal 2005) included 53 weeks. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”) and March 31, 2002 (“Fiscal 2002”) included 52 weeks. The fiscal year ending April 2, 2006 will include 52 weeks (“Fiscal 2006”).

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

Lease Accounting Restatement

During Fiscal 2005, we conducted a review of our lease accounting policies and practices, and determined that certain adjustments were appropriate. During Fiscal 2005, we issued restated financial statements for Fiscal 2002, Fiscal 2003 and Fiscal 2004, and for the interim periods of Fiscal 2005 to reflect the results of these adjustments, including the cumulative effect on previous periods. The effects of this restatement have therefore been incorporated in these consolidated financial statements.

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

Goodwill and other intangible assets

Other intangible assets include leasehold interests, trademark and logo design costs, covenants not to compete, goodwill and other assets. Amortization of leasehold interests is provided over the applicable lease term

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

as defined under generally accepted accounting principles. Other intangible assets are amortized on the straight-line method over 5 to 15 years. Effective April 1, 2002, Tully’s ceased amortization of goodwill as described in Note 7.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Concentrations of credit risk

We sell to various individuals and organizations while extending credit to customers and are therefore subject to credit risk. Accounts receivable at April 3, 2005 and March 28, 2004 include amounts due from FOODX, which represented 13% and 11% of the respective totals.

Tully’s maintains its cash and investment balances with what we believe to be high credit quality financial institutions.

Store pre-opening costs

Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and (including costs reported in store operating expenses, other operating expenses and marketing, general and administrative costs) totaled $1,259,000, $1,322,000, and $2,468,000 during Fiscal 2005, 2004, and 2003, respectively. Included in advertising and marketing are baseball park and other sponsorship fees totaling approximately $56,000, $477,000, and $1,187,000, during Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

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

In December 2004, the FASB reissued SFAS No. 123 as SFAS No. 123R, “Share Based Payment.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. On April 14, 2005, the effective date of SFAS No. 123R was extended and will now be effective for the Company at the beginning of its fiscal 2007 year. We have not yet determined the impact that adopting SFAS No. 123R will have on our results of operations.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands, except per share data)
Stock-based employee compensation cost
As reported	$82	$87	$81
Pro forma	$99	$137	$162
Net loss—as reported	$(4,625)	$(2,595)	$(10,074)
Net loss—pro forma	$(4,642)	$(2,645)	$(10,155)
Basic and diluted loss per common share
As reported	$(0.28)	$(0.16)	$(0.62)
Pro forma	$(0.28)	$(0.17)	$(0.62)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2005, Fiscal 2004, and Fiscal 2003:

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
Risk free interest rate	2.13%	2.13% to 4.22%	2.13% to 4.22%
Expected lives	3 years	3-7 years	3-7 years
Expected volatility	75%	75%	75%

Net loss per share

Basic loss per share is calculated as net loss applicable to the common shareholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, including options, warrants, convertible preferred stock and convertible debt computed using the treasury stock method. Common stock equivalent shares are excluded from the calculation of diluted loss per share if the effect of including the common stock equivalent shares is antidilutive. Tully’s had a net loss for all periods presented herein; therefore none of the options, warrants, convertible preferred stock or convertible debt outstanding during each of the periods presented were included in the computation of diluted loss per share as they were antidilutive. Such instruments were convertible into a total of 39,896,371, 36,538,511, and 33,360,408, shares of common stock and were excluded from the calculations of diluted loss per share for Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This pronouncement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS 123R as of the beginning of our fiscal year that will begin on April 3, 2006 (“Fiscal 2007”). We have not yet determined how the effects of adopting SFAS 123R would impact our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

2. Liquidity

As of April 3, 2005 we had cash of $1,437,000, and a working capital deficit of $7,415,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

Cash requirements for Fiscal 2006, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2006, and our assessment during Fiscal 2006 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open between two and six new company-operated in Fiscal 2006, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2006. Typically, a new store will require capital investment of approximately $200,000 to $300,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $500,000 to $1,300,000 in Fiscal 2006. Some of these capital expenditures may be accomplished through operating or capital leases.

At April 3, 2005 we had total liabilities of $28,619,000 and total assets of $17,930,000, so that a deficit of $10,689,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at April 3, 2005 include deferred revenue in the aggregate amount of $10,331,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($10,331,000 at April 3, 2005) for less than $2,000,000 of future cash expenditures.

In June 2005, we established the new Northrim secured credit facility, as described in Note 11, which will provide use with additional borrowing capacity in Fiscal 2006. In June 2005, we also reached mutual agreement with our lenders to extend the repayment schedule under the Kent Central promissory note and our convertible promissory note, as described in Note 11 and Note 12, which has reduced the required principal payments under those debt instruments during Fiscal 2006. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2006 business plan, and the cash and cash equivalents of $1,437,000 at April 3, 2005, and our new credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2006. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2006 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

3. Allowance for doubtful accounts

The allowance for doubtful accounts is summarized as follows:

	Years ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
Balance, beginning of the year	$134	$173	$349
Additions charged to costs and expenses	104	94	168
Write-offs and other deductions	(67)	(133)	(344)

Balance, end of the year	$171	$134	$173

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

4. Inventories

Inventories consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Coffee
Unroasted	$822	$678
Roasted	671	682
Other goods held for sale	503	467
Packaging and other supplies	334	343

Total	$2,330	$2,170

5. Other assets

Other assets consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Security deposits	$279	$270
Prepaid licensing expenses	232	298
Other	—	5

Total	$511	$573

6. Property and equipment

Property and equipment consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Machinery and equipment	$10,486	$10,523
Leasehold improvements	15,825	16,259
Furniture and fixtures	3,640	3,601
Software	317	296

	30,268	30,679
Less: Accumulated depreciation and amortization	(20,162)	(17,323)

Total	$10,106	$13,356

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Goodwill	$523	$523

Other intangible assets:
Leasehold interests	521	521
Lease commissions	200	210
Trademark and logo design costs	405	405
Covenants not to compete	261	261

	1,387	1,397
Less accumulated amortization	(887)	(802)

Total other intangible assets	$500	$595

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

Under SFAS 142, goodwill is no longer amortized. In accordance with SFAS 142, the effect of this accounting change is reflected prospectively, and Tully’s ceased amortization of goodwill in Fiscal 2003. Supplemental comparative disclosure, as if this change had been retroactively applied to the prior year periods, is as follows:

	2005	2004	2003
	(dollars in thousands, except per share data)
Net loss:
Reported net loss	$(4,625)	$(2,595)	$(10,074)
Add back cumulative effect of change in accounting principle	—	—	3,018

Adjusted net loss	$(4,625)	$(2,595)	$(7,056)

Basic and diluted loss per share:
Reported loss per share	$(0.28)	$(0.16)	$(0.62)
Add back
Cumulative effect of change in accounting principle	$—	$—	$0.18

Adjusted basic and diluted loss per share	$(0.28)	$(0.16)	$(0.43)

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and impairment of $31,000 was recorded for Fiscal 2003, while no impairment was identified for Fiscal 2004 and Fiscal 2005.

The total amortization expense of other intangible assets was $88,000, $102,000 and $176,000 in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be between $20,000 and $50,000 per year.

8. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $200,000 and $97,000 in the fourth quarters of Fiscal 2005 and Fiscal 2004, respectively, in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. These reviews were performed in connection with the development and implementation of our annual business plans. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of Fiscal 2003, Tully’s recognized a non-cash impairment loss of $1,310,000 in accordance with the provisions of SFAS 144 and SFAS 142. Of the total impairment loss, $31,000 represents impairment of goodwill (See Note 7) and $1,279,000 relates to impairment of leasehold improvements and equipment.

9. Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$16,515	$12,973
Stock options	2,004	1,919
Deferred revenue	3,586	4,219
Property and equipment	3,066	2,739
Asset impairment, store closures and lease termination costs	1,894	1,749
Deferred lease costs	1,093	985
Allowance for doubtful accounts	87	48
Accrued vacation and other liabilities	913	256
Other	77	58

Total deferred tax assets	29,235	24,946

Deferred tax liabilities—None
Less: Valuation allowance	(29,235)	(24,946)

Net deferred tax asset	$—	$—

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

At April 3, 2005, we had tax net operating loss carryforwards of approximately $43,000,000 that expire between 2014 and 2024.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

A reconciliation of the statutory federal income tax rate to Tully’s effective income tax rate is as follows:

	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	(1.6)%	(1.6)%
Change in tax rate	—	—	—
Other	0.8%	0.7%	0.3%
Valuation allowance	34.8%	34.9%	35.3%

	—%	—%	—%

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that it has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. Based upon our evaluation of the FOODX claim, we believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to seek a resolution of this matter, as necessary, with FOODX and the Japanese taxing authorities and vigorously defend our position, but cannot predict the financial impact to us of this matter.

Because of our net operating losses, no tax expense or benefit has been allocated to other comprehensive income.

10. Accrued liabilities

Accrued liabilities consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Employee wages and taxes	$1,372	$1,253
Professional fees and services	697	529
Accrued lease termination and store closure costs	292	281
Accrued real estate and property taxes	355	335
Other	2,433	1,551

Total	$5,149	$3,949

11. Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with Kent Central LLC (“KCL”) that is secured by substantially all of our assets (the “KCL promissory note”). Until July 2003, KCL was also lessor

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

of the building that houses Tully’s headquarters, roasting plant and distribution facility (See Note 16). The parties agreed to amend this lease in connection with the establishment of the KCL promissory note. When we first occupied these premises in Fiscal 2001, KCL (as lessor) funded $1,000,000 of tenant improvements to the premises, and the lease was amended at that time to reimburse the lessor for the improvement allowance through increased lease payments. As a result, in Fiscal 2001 we recorded this $1,000,000 amount as a deferred lease cost liability, and (prior to the establishment of the KCL promissory note) were amortizing this liability as rent was paid. Under the provisions of the KCL promissory note and the lease amendment, the parties agreed to add the unamortized tenant improvement allowance of $890,037 to the borrowed principal amount under the KCL promissory note and to reduce the monthly rental for the remainder of the lease term by approximately $16,000 per month.

The KCL promissory note was in the initial amount of $2,000,000 in addition to the $890,037 unamortized tenant improvement allowance, but was amended in March 2003 to allow up to $1,000,000 of additional borrowings depending on the level of eligible collateral. On June 24, 2004, Tully’s, and KCL amended the terms of the KCL promissory note to require monthly payments of principal for the KCL promissory note, in addition to any payments required as the result of asset sales or new equity capital, with the remaining principal due on August 1, 2005. Prior to this amendment, interest was paid at a floating rate based upon the bank prime rate and annual loan fees were assessed. Under the June 24, 2004 amendment, the loan fees were eliminated and the interest rate for the KCL promissory note was set at 12% per year. On June 21, 2005 Tully’s and KCL agreed to further amend the KCL promissory note to continue the monthly principal payment schedule until July 1, 2006 when the remaining principal is due, and to permit Tully’s to enter into a new secured credit facility with Northrim Funding Services, a division of Northrim Bank (“Northrim”).

On June 22, 2005, Tully’s entered into a new secured credit facility with Northrim (the “Northrim Facility”). The Northrim Facility provides a credit facility of up to $3,000,000, subject to the amount of eligible accounts receivable. The initial term of the Northrim Facility agreement expires May 4, 2006, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus five percent and are secured by our inventories and through the assignment (with recourse) of our accounts receivable. On June 24, 2005, Tully’s borrowed $500,000 from Northrim and repaid $225,000 to KCL, which reduced the KCL promissory note balance to $1,300,000.

Since November 2002, certain of our directors and shareholders (the “Guarantors”) have, in the aggregate, guaranteed $2,000,000 of the borrowings under the KCL promissory note. The terms of the KCL promissory note and a related agreement among Tully’s and the Guarantors include provisions that, among other things, restrict our ability to incur additional secured debt or liens and to sell, lease or transfer assets. Other provisions of these agreements would require accelerated repayment of the borrowed amounts in certain circumstances, including the issuance of new equity, certain mergers and changes in control, certain sales of assets, and upon certain changes or events relating to the Guarantors. We have agreed to indemnify the Guarantors in connection with the guaranties and have granted each of them a security interest in substantially all of our assets (subordinated to the security interest of KCL). KCL and the guarantors have agreed to subordinate their respective security interests in our assets to the security interest of Northrim.

In consideration for providing the guaranties of the KCL promissory note, Tully’s agreed to issue warrants (with an exercise price of $0.05 per share) to the Guarantors, commencing November 2002. Until March 31, 2005, we issued warrants to purchase 30.86 shares of common stock for each $1,000 of debt guaranteed during a month, but this formula was amended effective April 1, 2005 to be subject to periodic adjustment based upon the valuation of our common stock (which is expected to reduce the number the number of warrants that will be

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

issued as compensation). Tully’s is recognizing these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants. Through June 15, 2005, we had granted warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2003	74,064	30,860	104,924
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued in Fiscal 2005	222,192	518,448	740,640
Warrants issued April 2005 for the Fiscal Quarter Ended April 3, 2005	111,096	74,064	185,160

Total Warrants Issued	851,736	916,322	1,768,058

Outstanding debt under the KCL promissory note has been classified to reflect the scheduled maturities after giving effect to the amendments described above. Obligations under long-term debt consist of the following:

	April 3, 2005	March 28, 2004
	(dollars in thousands)
Borrowings under the KCL promissory note, payable in monthly installments of $70,000 plus interest at 12%, due July 1, 2006	$2,366	$—
Borrowings under KCL promissory note, payable in monthly installments of $70,000 plus interest at Floating rates between 8% and 10% (including fees), due August 1, 2005	—	2,957
Note payable for purchase of insurance (as of April 3, 2005, payable in monthly installments of approximately $39,000 including interest at 5.75%, through June 2005), collateralized by unearned or return insurance premiums, accrued dividends and loss payments	184	117
Other	—	5

	2,550	3,079
Less: Current portion	(1,950)	(912)

Total	$600	$2,167

Future principal payments on the KCL promissory note (giving effect to the June 21, 2005 amendment) and other long-term debt are as follows (dollars in thousands):

Fiscal year
2006	$1,950
2007	600

Total	$2,550

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2001, Tully’s issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. The fair value of the notes was determined to be $2,544,000 and the warrants, which have exercise prices below the fair value of the related common stock, were determined to have a fair value of approximately $456,000, using the Black Scholes valuation model. Upon issuance, the note was immediately convertible into Series A Preferred Stock at the note holder’s option and was therefore deemed to have a beneficial conversion feature in the amount of $456,000. The beneficial conversion feature is analogous to interest and will be allocated to interest expense over the life of the note. The unamortized portion of the beneficial conversion feature was $69,000 at March 28, 2004 and was recorded as a discount to the debt. The beneficial conversion feature was fully amortized at April 3, 2005.

From the issuance of the note until December 31, 2004, Tully’s recorded non-cash interest expense in recognition of the warrants annually issued in lieu of cash interest payments. The warrants have an exercise price of $0.01 and are exercisable for ten years from the issuance dates thereof. As of January 1 in each of 2002, 2003 and 2004, Tully’s issued warrants to purchase 240,000 shares of common stock in accordance with the terms of the note. These amounts were recorded as a deferred charge and amortized to interest expense over the applicable year. The warrants issued on both January 1, 2004 and January 1, 2003 were determined to have a fair value of approximately $72,000 using the Black Scholes valuation model. Due to the amortization of the beneficial conversion feature and the issuance of the warrants, we recorded a non-cash charge to interest expense of $130,000 in Fiscal 2005, $186,000 in Fiscal 2004, and $498,000 in Fiscal 2003.

In June 2004, Tully’s and the note holder agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note. In June 2005, Tully’s and the note holder agreed to a second amendment whereby the maturity of the principal amount was extended to August 1, 2006, and the annual interest rate was reduced effective June 1, 2005 from 12% to 8% (to be paid quarterly). As of April 3, 2005, accrued interest related to the note totaled $93,000.

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

Tully’s has license and supply agreements with FOODX. During August 2002, TCJ changed its name to FOODX as part of a strategy to operate multiple restaurant strategies, including Tully’s Coffee stores in Japan. Under the license agreement, as amended in Fiscal 2002, FOODX has the right to use the Tully’s trademark, brand name and products in Japan in operating and franchising retail stores and engaging in wholesale coffee sales. FOODX is required to pay licensing fees to us based upon franchised store revenues. The supply agreement allows FOODX to roast Tully’s coffee in Japan and to purchase other supplies and materials from sources other than Tully’s, subject to quality and pricing requirements. FOODX is required to pay a fee to Tully’s based upon the purchases of coffee roasted in Japan. FOODX commenced coffee roasting in Japan during Fiscal 2003 using contract roasters.

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

On August 31, 2003, Tully’s and FOODX amended the license agreement among the parties. The amendment provided our consent in connection with a proposed tender offer for the stock of FOODX by its management and other investors, and licenses FOODX to develop and market Tully’s brand ready-to-drink coffee beverages (“RTD products”) in Japan. Commencing November 2004, we will receive a royalty upon RTD product sales of FOODX. We received a fee of $500,000 from FOODX in connection with the amendment which was recorded as deferred income and then was amortized over the fourteen month period from the execution of the amendment through October 2004. The FOODX license is subject to renewal at the end of Fiscal 2006, and the parties are in discussion regarding possible modifications in the license and supply agreement.

Deferred revenue is summarized as follows:

	Years Ended
	April 3, 2005	March 28, 2004
	(dollars in thousands)
License amendment fee payment from FOODX	$—	$500
Less: Deferred revenue recognized in net sales	(2,087)	(2,087)
Other, net	(2)	—

Net decrease in deferred revenue for the year	(2,089)	(1,587)
Deferred revenue
Beginning of year	12,420	14,007

End of year	10,331	12,420
Less: Current portion	(1,838)	(2,124)

Non-current portion of deferred revenue	$8,493	$10,296

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $129,000 in Fiscal 2005 and $541,000 in Fiscal 2004.

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

14. Related-party transactions

In connection with the KCL promissory note, warrants to purchase shares of common stock were issued to the Guarantors of the KCL promissory note in Fiscal 2003, Fiscal 2004 and Fiscal 2005, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 11).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

A person who served as a director of Tully’s until December 2002 was at the time of counsel with a law firm that provided legal services to us in Fiscal 2003. During Fiscal 2003 we incurred fees and costs of $196,000 for services by the law firm.

15. Store closure and lease termination costs

Store closure and lease termination costs are summarized as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Store closure costs, including losses from disposal of property and equipment	$43	$170	$12
Lease termination costs	—	—	96

Total	$43	$170	$108

During Fiscal 2005, we closed three stores that did not meet our financial criteria. These three stores represented approximately 0.07% of our Fiscal 2005 sales. During Fiscal 2004, we closed seven stores that did not meet our financial criteria. These seven stores represented approximately 1.5% of our Fiscal 2004 sales. We closed a total of five stores during Fiscal 2003, including one seasonal store. These five stores represented approximately 0.8% of our Fiscal 2003 net sales.

16. Commitments and contingencies

Lease commitments

We lease all of our retail and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, contingent rentals based upon gross sales and, in certain cases, escalation clauses and options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $5,800,000, $5,800,000, and $6,300,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. Contingent rental expense was approximately $197,000, $147,000, and $141,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively and is recognized as incurred. Our Chairman has guaranteed performance under one of our leases.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

We have subleased some of our leased premises to third parties under subleases with varying terms through 2008. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2006	$369
2007	349
2008	338
2009	290
2010	182
Thereafter	20

Total	$1,548

Minimum future rental payments under noncancellable operating leases as of April 3, 2005 are summarized as follows:

Fiscal year
(dollars in thousands)
2006	$4,974
2007	4,467
2008	3,679
2009	3,166
2010	2,730
Thereafter	1,130

Total	$20,146

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of April 3, 2005 are summarized as follows:

Fiscal year
(dollars in thousands)
2006	$153
2007	85
2008	30
2009	12
2010	7
Thereafter	—

Total minimum lease payment	287
Less: Amount representing future interest	(47)

Present value of net minimum lease payments under capital leases	$240

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 3, 2005, we had approximately $6,100,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Under the employment letters for members of Tully’s senior management group, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 3, 2005, the aggregate contingent obligation for severance to these individuals was $331,000.

In April 2004 Tully’s accepted the resignation of our then-president, and, pursuant to his employment agreement is required to pay him severance compensation in varying installments over a twenty-four month period ending July 2006. We recorded expense of $402,000 in Fiscal 2005 as a result of this matter, and the unpaid balance of $230,000 was included in accrued liabilities at April 3, 2005.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in California state court by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleges that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and seeks damages, restitution, reclassification and attorneys’ fees and costs. Since the lawsuit was filed, Tully’s has investigated the matter and vigorously defended this litigation. Tully’s has also pursued alternative dispute resolution possibilities with the plaintiffs.

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter. The settlement is subject to court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. Tully’s expects that the final court approval would occur late in calendar year 2005.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The settlement and associated costs expensed in Fiscal 2005, and the anticipated timing for payment of the settlement costs, are summarized as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Valuation of common stock (at $1.50 per share)	Cash settlement payments and related costs	Combined cash costs and common stock
Settlement costs payable in
Fiscal 2006	56,250	$84,375	$173,000	$258,000
Fiscal 2007	93,750	140,625	280,000	421,000
Fiscal 2008	93,750	140,625	280,000	420,000
Fiscal 2009	56,250	84,375	168,000	252,000

Total settlement costs	300,000	450,000	901,000	1,351,000
Legal and other costs	—	—	277,000	277,000

Total settlement and associated costs	300,000	$450,000	$1,178,000	1,628,000

Less—amounts paid or included in accrued expenses at April 3, 2005				(535,000)

Amount reported as other long-term liabilities at April 3, 2005				$1,093,000

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that it has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. Based upon our evaluation of the FOODX claim, we believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to seek a resolution of this matter, as necessary, with FOODX and the Japanese taxing authorities and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at April 2. 2005.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

17. Stock options

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”) In August 1999 our stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan (See Note 19) at 4,200,000, and in June 2003, our Board of Directors further amended the 1994 Plan. By its terms, the 1994 Plan expired in October 2004 (this did not terminate outstanding options).

On September 23, 2004, the Tully’s Board of Directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

authorizes the issuance of up to 2,500,000 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan at the 2004 Annual Meeting in December 2004. As of April 3, 2005, no options had been granted under the 2004 Stock Option Plan, but options were granted in May 2005 as described below.

The provisions of the 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows. We may issue incentive or nonqualified stock options to our employees and directors. Stock options are granted solely at the discretion of our Board of Directors and are issued at a price determined by our Board of Directors. The term of each option granted is for such period as determined by our Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our Board of Directors. The plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of Tully’s.

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, our chairman and founder has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). No options have been granted by the Chairman under the Founder’s Plan since Fiscal 2002. Options outstanding under the Founder’s Plan at April 3, 2005 were 1,690,767. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life.

All Plans

Under the intrinsic value method of accounting, compensation cost is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount the employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis over the vesting period of the individual options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $0.32 per share for options granted in the first two quarters of Fiscal 2003, $0.31 per share for options granted in the last two quarters of Fiscal 2003 and was $0.30 per share for options granted in Fiscal 2004 and Fiscal 2005. We have adopted the disclosure-only provisions SFAS No. 123 for options granted to employees (see Note 1 for the disclosure of compensation expense as if determined under the provisions of SFAS No. 123).

Non-cash stock option compensation expense under the 1994 Plan totaled $62,000, $87,000, and $81,000 for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively (Tully’s did not incur any expense under the Founders Plan or the new 2004 Stock Option Plan during these periods).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock option activity under both plans for Fiscal 2005, Fiscal 2004 and Fiscal 2003 is summarized as follows:

	Number of options	Weighted-average exercise price
Balance, March 31, 2002	3,946,382	0.28
Granted	1,448,300	1.08
Forfeited	(59,908)	0.51
Exercised	(80,424)	0.01

Balance, March 30, 2003	5,254,350	0.49
Granted	553,900	0.37
Forfeited	(145,664)	0.64
Exercised	—	—

Balance, March 28, 2004	5,662,586	$0.47
Granted	596,000	1.06
Forfeited	(629,849)	1.25
Exercised	(263,783)	0.06

Balance, April 3, 2005	5,364,954	$0.47

At April 3, 2005, options for 3,674,187 shares were outstanding under the 1994 Plan and options for 366,298 shares had been exercised under the 1994 Plan. At April 3, 2005, no options were outstanding under the 2004 Stock Option Plan and no options had been exercised under the 2004 Stock Option Plan, leaving 2,500,000 shares available for grant under the 2004 Stock Option Plan and the Employee Stock Purchase Plan). In May 2005, Tully’s granted stock options to employees for a total of 436,500 shares under the 2004 Stock Option Plan. Outstanding stock options are summarized as follows:

	April 3, 2005	March 28, 2004	March 30, 2003
Issued under the 1994 Plan
Employees and Directors	2,521,952	2,817,884	2,409,648
Directors, for Loan Guarantees	1,152,235	1,152,235	1,152,235

Total Outstanding under 1994 Plan	3,674,187	3,970,119	3,561,883
Outstanding under the Founder’s Plan	1,690,767	1,692,467	1,692,467

Total Outstanding Stock Options	5,364,954	5,662,586	5,254,350

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about options granted under the 1994 Plan:

	Fiscal 2005		Fiscal 2004		Fiscal 2003
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	200,000	$0.01	—	—	717,500	$0.32
Weighted-average fair value of options granted during the year whose exercise price was greater than or equal to the fair value of the stock on the date of grant	396,000	$1.59	553,900	$0.37	730,800	$0.32

Total	596,000		553,900		1,448,300

The following table summarizes information about fixed-price options outstanding at April 3, 2005 under the 1994 Plan (it excludes options exercisable under the Founder’s Plan, which will not effect the outstanding shares, or provide cash proceeds to Tully’s, if exercised):

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average exercise price	Weighted-average remaining contractual life	Number exercisable	Weighted-average exercise price
			(years)
$0.01	2,004,762	$0.01	5.43	1,854,761	$0.01
0.30	44,000	0.30	9.16	44,000	0.30
0.31	442,665	0.31	8.54	111,916	0.31
0.33	10,874	0.33	6.02	10,874	0.33
1.50	193,712	1.50	6.38	93,712	1.50
1.75	89,577	1.75	3.09	89,577	1.75
1.78	411,666	1.78	5.47	381,666	1.78
2.00	100,000	2.00	9.51	—	2.00
2.25	118,432	2.25	3.96	118,432	2.25
2.50	258,499	2.50	7.98	141,832	2.50

Total	3,674,187			2,846,770

18. Stockholders’ equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million, at a per share price of $5.00 or more (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. As a result, at May 31, 2005, each outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into 1.13 of our shares of common stock.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Holders of Series A Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment and as a result, at May 31, 2005, each share of Series A Preferred Stock was entitled to cast 1.13 votes on all matters submitted to a vote of our shareholders. Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Convertible Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required and each Series B Convertible Preferred share could be converted at the option of the shareholder into one share of common stock as of April 3, 2005.

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

Warrants to purchase an aggregate of 740,640 shares of common stock were issued to the Guarantors of the KCL promissory note in Fiscal 2005, and we are obligated to issue additional warrants as compensation to the Guarantors (See Note 11). Warrants to purchase an aggregate of 240,000 shares of common stock were issued in lieu of cash interest payments to the holder of the convertible note in each of Fiscal 2005, 2004 and 2003 (See Note 12). In April 2005 we issued warrants to purchase 185,160 shares (See Note 11) and in May 2005 we issued warrants to purchase 90,444 shares to subscribers in the rights offering as described below.

In Fiscal 2005, warrants to purchase 590,552 shares of common stock were exercised at prices between $0.01 and $0.33 per share. During Fiscal 2004, warrants to purchase 82,000 shares of common stock were exercised at prices between $0.01 and $0.33 per share, and during Fiscal 2003, warrants to purchase 20,000 shares of common stock were exercised at $0.33 per share.

At April 3, 2005, we had warrants outstanding to purchase shares of our common stock as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,403,448	6,403,448	$0.33
Issued to guarantors of credit facilities (see Note 11)	1,582,898	1,027,418	$0.05
Issued to holder of the convertible note (see Note 12)	960,000	960,000	$0.01
Other	431,052	431,052	$0.01-$0.33

Totals	9,377,398	8,821,918

Before October 1999, our shareholders had a right to acquire proportional amounts of Tully’s unissued shares upon the decision of the board of directors to issue them. During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). We conducted the rights offering because we believed that our ability to engage in financing or strategic transactions could be limited by the potential risk of such possible future preemptive rights claims, but that such risk could be mitigated by a number of possible defenses, including the completion of the rights offering. The primary purpose of the rights offering was to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive rights that they may have had. The registration statement for the rights offering was declared effective January 11, 2005 and eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at January 6, 2005 (the record date) received subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The rights offering closed on February 8, 2005. We received a total of $878,000 from the subscribers in this offering. Qualified subscriptions were received with gross proceeds to Tully’s of $701,000. In May 2005,

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

we refunded $177,000 to subscribers for the ineligible subscriptions and issued certificates for 337,216 shares of common stock to the subscribers and we issued certificates for 180,888 shares of Series A Convertible Preferred Stock and warrants to purchase 90,444 shares of common stock to the subscribers for the investment units.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The tables below present information by operating segment:

	Years Ended
	April 3, 2005	March 28, 2004	March 30, 2003
	(dollars in thousands)
Net sales
Retail store division	$40,102	$40,617	$40,307
Wholesale division	9,516	6,522	5,778
Specialty division	4,362	3,629	4,715
Corporate and other	—	—	—

Net sales	$53,980	$50,768	$50,800

Operating income/(loss)
Retail store division(1)	$1,162	$2,425	$(171)
Wholesale division	901	419	538
Specialty division	4,105	3,317	3,027
Corporate and other expenses	(9,783)	(7,950)	(9,963)
Interest and other, net(2)	(1,010)	(806)	(487)

Loss before cumulative effect of change in accounting principle	$(4,625)	$(2,595)	$(7,056)

Depreciation and amortization
Retail store division	$2,561	$2,519	$2,932
Wholesale division	346	318	346
Specialty division	**	**	**
Corporate and other expenses	744	785	939

Total depreciation and amortization	$3,651	$3,622	$4,217

**	not material—less than $1,000
(1)	The Retail division operating results include adjustments for impairment of long-lived assets of $200,000 (Fiscal 2005), $97,000 (Fiscal 2004), $1,310,000 (Fiscal 2003) and for amounts required to close stores and terminate store leases totaling $43,000 (Fiscal 2005), $170,000 (Fiscal 2004), $108,000 (Fiscal 2003) (See Notes 8 and 15).
(2)	Interest and other, net includes $14,000 and $2,887,000 for the realized gain from the sale of FOODX common stock during Fiscal 2003 and 2002, respectively. For Fiscal 2003, this also includes approximately $460,000 related to the sale of certain intellectual property (See Note 13).

22. Subsequent Events

In June 2005, Tully’s and KCL amended the terms of the KCL promissory note, and Tully’s entered into a new secured borrowing relationship with Northrim as described in Note 11. In June 2005, Tully’s and the holder of the convertible promissory note agreed to amend the note as described in Note 11. In May 2005, certificates for common and preferred shares and warrants to purchase common shares were issued to the qualified subscribers in the rights offering as described in Note 18, and proceeds of $701,000 from the rights offering were used to repay borrowings under the KCL promissory note.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

23. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2005 and Fiscal 2004 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2005
Net Sales	$13,038	$13,356	$13,869	$13,717	$53,980
Gross Profit	7,310	7,262	7,422	8,129	30,123
Net Loss	(997)	(285)	(590)	(2,753)	(4,625)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.06)	$(0.02)	$(0.04)	$(0.16)	$(0.28)
Fiscal 2004
Net Sales	$12,879	$13,296	$12,790	$11,803	$50,768
Gross Profit	7,101	7,285	7,083	6,646	28,115
Net Loss	(640)	(464)	(279)	(1,212)	(2,595)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.04)	$(0.03)	$(0.02)	$(0.07)	$(0.16)

During the fourth quarter of Fiscal 2005 and Fiscal 2004, the following adjustments were recorded (dollars in thousands):

	Fiscal 2005	Fiscal 2004
Impairment of long-lived assets	$200	$97

Settlement of litigation (see Note 16)	$1,429	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of April 3, 2005 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of April 3, 2005, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 1 of Notes to the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K/A for fiscal year ended March 28, 2004, as filed on April 14, 2005. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(1*)(4)	51	Chairman of the Board	1992
Kathi Ainsworth-Jones(3*)	45	Director	2004
John K. Buller(4)	58	Director	2005
Marc Evanger(2)(3)	50	Director	1999
John M. Fluke, Jr(1)(2*)	62	Director	2005
Lawrence L. Hood(1)(4*)	46	Director	1994
Gregory A. Hubert(3)	54	Director	2004
John D. Dresel	45	President and Chief Operating Officer (principal executive officer)
Kristopher S. Galvin	52	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

Committee appointments as of May 16, 2005:

(1)	Member of the executive committee
(2)	Member of the audit committee
(3)	Member of the compensation committee
(4)	Member of the governance and nominating committee
*	Designates Committee Chair.

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

Kathi Ainsworth-Jones—Director. Ms. Ainsworth-Jones has served as the executive director and secretary for the Microsoft Alumni Network since 2003. From 1998 to 2003, Ms. Ainsworth-Jones served in human resources and operational roles including as director of Human Resources with Aventail Corporation, a provider of SSL VPN technology and services. Prior to 1998, Ms. Ainsworth-Jones’ founded and served as president of KAJ Consulting (a provider of human resource and operations consulting services) and served, for over ten years, in management positions with two retailers, The Gap and Banana Republic. Ms. Ainsworth-Jones serves on the board of directors of the Microsoft Alumni Network Giving Foundation, the Female Editorial Board for the Puget Sound Business Journal, and as an advisory board member for the Seattle Book Company. Ms. Ainsworth was elected as a director at the 2004 Annual Meeting.

John K. Buller—Director. Mr. Buller serves as the executive director of the University of Washington (UW) Alumni Association (UWAA) and Advancement Communications and as the associate vice president of alumni relations at the UW. Prior to his positions at the UW, Mr. Buller served for 10 years as senior vice president of sales promotion, marketing and public relations at Bon Macy’s, and for seven years was the head of the National Federated Marketing team. Mr. Buller holds both an undergraduate degree and a MBA from the UW, where he was also a Husky basketball player. Mr. Buller was appointed as a director on March 7, 2005.

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

John M Fluke—Director. Mr. Fluke is chairman of Fluke Capital Management, L.P., (which he founded in 1976), and was Chairman and CEO of the John Fluke Manufacturing Co. until 1990. Mr. Fluke serves on the boards and the audit committees of PACCAR Inc. (financial expert), Cell Therapeutics (chair), Primus International, and American Seafoods Group, and is a past chairman of the Seattle Council of Boy Scouts of America, Greater Seattle Chamber of Commerce and the Washington State China Relations Council. Mr. Fluke was appointed as a director on March 31, 2005.

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

Gregory A. Hubert—Director. Mr. Hubert has been owner-operator of Red Robin franchised restaurants since 1989 (currently seven locations) and has also bought the rights to franchise Johnny Carino’s Italian Restaurants in Washington and Oregon. From 1978 to 1988, Mr. Hubert was employed by Red Robin International, an operator and franchisor of upscale hamburger restaurants, and ultimately served as its president. From 1973 to 1978, Mr. Hubert was a CPA with Price Waterhouse. Mr. Hubert serves as president of Gonzaga University Board of Regents and as trustee of Seattle Preparatory High School. Mr. Hubert was elected as a director at the 2004 Annual Meeting.

Non-Director Executive Officer:

John D. Dresel—President, Chief Operating Officer. Mr. Dresel began full-time service to Tully’s on November 1, 2004 after a transition period in October 2004. Prior to joining Tully’s, Mr. Dresel provided business development and management advisory services to Ackerley Partners LLC, a private investment firm (2002 to October 2004) and Ariel Development, Inc., a real estate development and management firm (March 2004 to October 2004). Since 2002, he has been a part-time instructor for the School of Business at the University of Washington. From 1986 to 2002, Mr. Dresel served in various managerial and executive roles with The Ackerley Group, a media and entertainment company with diversified groups of professional sports teams, outdoor advertising, broadcast and interactive media. Mr. Dresel served as president of the Ackerley Television Group from 2001 to 2002 and as president of Full House Sports and Entertainment and executive vice president of the Seattle SuperSonics from 1992 to 2001. Mr. Dresel served as vice president/general manager of KJR Sports Radio 950 and KLTX Radio 95.7 from 1989 to 1994.

Kristopher S. Galvin—Executive Vice President, Chief Financial Officer and Secretary. Mr. Galvin joined Tully’s in February 2002 as vice president, chief financial officer and secretary and was named executive vice president in May 2004. From July 11, 2004 to October 2004, he has served as principal executive officer for Tully’s. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems,

Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains—Pay’n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended April 3, 2005.

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

Financial Expert

In May 2005, the Board of Directors appointed Mr. Evanger to serve on the Audit Committee, and determined that he met the qualifications (determined by the Securities and Exchange Commission) to serve as financial expert on the committee.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table discloses compensation awarded or paid to, or earned by our executive officers during Fiscal 2005. No other executive officer received salary and bonus that exceeded $100,000 during Fiscal 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Annual Compensation				Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
		Salary (1)		Bonus
John D. Dresel Chief Operating Officer and President(2)	2005		$80,279		—	500,000		—

Kristopher S. Galvin Chief Financial Officer, Executive Vice President and Secretary(3)	2005 2004 2003	$ $ $	185,235 157,200 155,850	$	— — 10,000	— 150,000 225,000		— — —

Tom T. O’Keefe Founder and Chairman of the Board(4)	2005 2004 2003	$ $ $	117,135 114,911 114,911		— — —	— — —		— — —

Anthony J. Gioia Former Chief Executive Officer and President(5)	2005 2004 2003	$ $ $	94,159 259,000 229,029		— — —	— — 1,000,000	$ $ $	208,601 10,000 23,846

(1)	Salary amounts include deferred compensation and cash car allowances.
(2)	Mr. Dresel began his employment with Tully’s in October 2004. Effective November 1, 2004, the Board of Directors approved Mr. Dresel’s salary at an annual rate of $180,000, plus a cash car allowance.
(3)	Mr. Galvin began his employment with Tully’s on February 25, 2002. In May 2003, the Board of Directors approved a discretionary bonus of $10,000 for performance in Fiscal 2003, which was paid to Mr. Galvin in May 2003. In March 2004, the Board of Directors increased Mr. Galvin’s salary to the annual rate of $175,000, plus cash car allowance, effective April 5, 2004.
(4)	Mr. O’Keefe has served as Founder and Chairman of the Board since 1992. During Fiscal 2004, we paid a salary of $115,000 to Mr. O’Keefe for his services as Chairman of Tully’s. His salary is subject to review and adjustment by the Board of Directors. Since February 2003, 10% of Mr. O’Keefe’s salary has been deferred from payment under the Executive Compensation Deferral Plan. Mr. O’Keefe also is entitled to all benefits offered generally to our employees.
(5)	Mr. Gioia began his employment with Tully’s on May 13, 2002. Other compensation includes moving allowances of $10,000 in Fiscal 2004 and $23,846 in Fiscal 2003. Mr. Gioia resigned from our employment, and from our Board of Directors, effective as of July 11, 2004 (see “Employment Agreements and Compensatory Arrangements”).

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

Option Grants in Fiscal 2005

The following table provides information relating to stock options awarded to our executive officers during Fiscal 2005:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/Sh)		Expiration Date	Grant Date Present Value (1)
John D. Dresel	500,000	83.9%	Various	(2)	11/1/2014 to 11/1/2018	$69,960
Kristopher S. Galvin	—	—	—		—	$—
Tom T. O’Keefe	—	—	—		—	$—
Anthony J. Gioia	—	—	—		—	$—

(1)	The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 2.13%, (b) expected life of 3 years, volatility of 75%, and (d) no dividend yield.
(2)	The exercise prices for Mr. Dresel’s grants were $0.01 for 200,000 shares. $1.50 for 100,000, $2.00 for 100,000 and $2.50 for 100,000 shares. The fair market value at date of grant was $0.30 per share.

Aggregated Option Values as of Fiscal Year-End 2005

The following table provides information regarding the aggregate number of options exercised during Fiscal 2005 by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of April 3, 2005.

Aggregated Option Exercises in Fiscal Year 2005

and 2005 Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Fiscal Year 2005		Value of Unexercised In-The-Money Options at End of Fiscal Year 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John D. Dresel	100,000	$29,000	—	400,000	$—	$149,000
Kristopher S. Galvin	99,999	$19,000	99,999	175,002	$19,833	$168,669
Tom T. O’Keefe	—	—	659,201	—	$886,726	$—
Anthony J. Gioia	—	—	483,332	—	$447,000	$—

(1)	The stock options were granted with exercise prices ranging from $0.01 to $2.50 per share. The value was determined using a fair market value of $1.50 per share as compared to the exercise price at grant.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2005, management compensation issues generally were reviewed and approved by the compensation committee, which was composed of Messrs. Evanger, Hubman and Buerk, all of whom are non employee directors. During Fiscal 2005, no executive officer of Tully’s served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s Board or its compensation committee.

On November 1, 2002, we entered into a borrowing arrangement with KCL that is secured by substantially all of our assets. In connection with the KCL promissory note, warrants to purchase shares of Common Stock were issued to the guarantors of the KCL promissory note, including Messrs. Hubman and Evanger, in Fiscal 2005, and we are obligated to issue additional warrants as compensation to the Guarantors. In Fiscal 2005, we issued warrants to purchase 37,032 shares of Common Stock to Mr. Evanger and 222,192 shares of Common Stock to Mr. Hubman. (See Note 11 of the Notes to the Consolidated Financial Statements).

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

The Board approved continuation for Fiscal 2005 of the Board compensation policy adopted in Fiscal 2004. Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

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

On April 12, 2004, Mr. Gioia submitted his resignation from our employment, and from our Board of Directors, effective as of July 11, 2004 (the “termination date”), subject to the execution of the Second Amendment to Employment Agreement (the “Second Amendment”) and Employment Termination Agreement (“ETA”) between Mr. Gioia and Tully’s. We accepted his resignation and the parties executed both the Second Amendment and the ETA. Under the provisions of the Second Amendment and the ETA, and subject to certain conditions, (1) Mr. Gioia received his base salary through the termination date, (2) no payment will be made of amounts deferred under the Executive Compensation Deferral Plan prior to September 28, 2003, but amounts deferred after September 28, 2003 are subject to payment upon the occurrence of a Payment Event, (3) Mr. Gioia was paid $80,000 within 15 days after the termination date, (4) Mr. Gioia will be paid a severance amount of

$14,323 per month for twenty-four months from the termination date (the “severance payments”), and (5) certain stock options with a May 13, 2004 vesting date have been cancelled (116,667 shares at $1.78 and 66,667 shares at $2.50).

Effective June 21, 2002, Tully’s entered into an employment arrangement with Mr. Galvin. Under the employment arrangement, Mr. Galvin received an annual base salary of $150,000, subject to annual review and adjustment by the Board of Directors. Effective April 5, 2004, the Board adjusted his annual base salary to $175,000. From February 2003 until March 2004, ten percent of Mr. Galvin’s salary was deferred from payment under the Executive Compensation Deferral Plan. Mr. Galvin also is entitled to an annual cash performance bonus, subject to the discretion of the Board of Directors. For Fiscal 2003, the Board of Directors approved a bonus of $10,000, which was paid to Mr. Galvin in May 2003 and no bonus was paid for Fiscal 2004 or Fiscal 2005. For Fiscal 2006, the amount of Mr. Galvin’s bonus, if any, will be based on his then-current annual base salary and our earnings before interest, taxes, depreciation and amortization. Mr. Galvin receives an automobile allowance of $600 per month. Mr. Galvin also is entitled to all benefits offered generally to our employees. Mr. Galvin’s employment agreement is generally terminable by either party on 30 days written notice. If Mr. Galvin’s employment is terminated by Tully’s without cause, then Mr. Galvin will be entitled to receive his base salary for an additional six months following the date of his termination.

On October 1, 2004, Tully’s engaged Mr. John Dresel, as president and chief operating officer. Mr. Dresel commenced full-time service in this role commencing November 1, 2004 after a transition period in October 2004. Mr. Dresel receives a base salary at the annual rate of $180,000 beginning November 1, 2004, which is subject to periodic review, and is eligible for an annual performance-based bonus (subject to the discretion of the Board of Directors). No bonus was paid to Mr. Dresel for Fiscal 2005. For Fiscal 2006 and subsequent fiscal years, the amount of Mr. Dresel’s bonus, if any, will be based on his then-current annual base salary and Tully’s earnings before interest, taxes, depreciation and amortization. Mr. Dresel receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to Tully’s employees.

Mr. Dresel was granted options to purchase 500,000 shares of common stock with exercise prices and vesting as follows:

Number of Option Shares	100,000	100,000	100,000	100,000	100,000
Exercise Price Per Share	$0.01	$0.01	$1.50	$2.00	$2.50
Vesting Schedule	100% on November 1, 2004	100% on November 1, 2005	100% on November 1, 2006	100% on November 1, 2007	100% on November 1, 2008

Mr. Dresel’s employment is generally terminable by either party on 30 days written notice. If Mr. Dresel’s employment is terminated by Tully’s without cause on or before October 31, 2005, he will be entitled to receive severance equal to six months of salary following the termination date (paid ratably over six months) and accelerated vesting with respect to options to purchase the 100,000 shares of common stock that would otherwise vest as of November 1, 2005. If Mr. Dresel’s employment thereafter is terminated without cause by Tully’s, he will be entitled to one year of severance following the termination date (paid ratably over the year) and accelerated vesting with respect to any stock options that would have vested at the next annual vesting date. In the event of Mr. Dresel’s termination as a result of a change in control, all of Mr. Dresel’s unvested stock options will immediately become fully vested and he will be entitled to receive cash compensation for one year paid ratably during the year following in an amount equal to the total cash compensation paid or payable in the most recent calendar year ended (following his third year of service, the cash compensation shall be for a two-year period, paid ratably over two years).

Under the provisions of our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events.

Report of Compensation Committee on Executive Compensation

Executive Compensation Philosophy

The compensation committee of the Board of Directors was composed of outside directors during Fiscal 2005, consisting of Messrs. Evanger and, prior to their retirement from the board in March 2005, Messrs. Hubman and Buerk. The compensation committee is responsible for evaluating compensation levels and compensation programs for Tully’s executives and for making recommendations to the board regarding appropriate compensation awards for executive management.

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

Incentive Bonus. The compensation committee believes that a portion of the total cash compensation for executive officers should be based on our success in meeting its short-term performance objectives and contributions by the executive officers that enable Tully’s to meet its long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further the long-term objectives of Tully’s, and places a portion of each executive officer’s annual compensation at risk. In Fiscal 2005, the incentive compensation for the Chief Financial Officer was dependent upon Tully’s achieving a targeted level of operating results. The incentive bonus for Fiscal 2005 did not provide for any payment of the incentive bonus unless 100% of this target was achieved. This target was not achieved and therefore no incentive bonus was payable to the Chief Financial Officer for Fiscal 2005. The previous president left prior to the end of Fiscal 2005 and was not eligible for the incentive bonus and the new president began his employment during Fiscal 2005 and was not eligible for an incentive bonus.

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

President and Chief Operating Officer Compensation. During Fiscal 2005, Mr. Dresel’s compensation as President and COO (principal executive officer) was based upon the compensation package established in the September 30, 2004 employment letter with Mr. Dresel. In establishing the President’s compensation package, the Committee pursued the objectives discussed above. The Committee believes that Mr. Dresel’s compensation during Fiscal 2005 was in line with our compensation strategy, considering the individual performance of the President and the cash resources and needs of Tully’s.

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

The following table sets forth certain information regarding the ownership of Tully’s Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of April 3, 2005 by: (i) each director; (ii) the president and chief financial officer of Tully’s (the “Named Executive Officers”); (iii) all executive officers and directors of Tully’s as a group; and (iv) all shareholders known by us to be beneficial owners of more than five percent of our voting securities:

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	5,731,334	(2)	31.3%	—		—	—	—
Estate of Keith McCaw 2365 Carillon Point Kirkland, WA 98033	5,619,885	(3)	24.5%	3,200,000	(4)	19.3%	—	—
George Hubman	2,358,101	(5)	12.5%	200,000		1.3%	—	—
Marc Evanger	560,144	(6)	3.1%	10,000		*	—	—
Anthony Gioia	483,333	(7)	2.7%	—		—	—	—
Lawrence L. Hood	300,239	(8)	1.7%	10,000		*	40,000	*
Kristopher S. Galvin	308,332	(9)	1.8%	—		—	—	—
John D. Dresel	100,000		*	—		—	—	—
Kathi Ainsworth-Jones	8,150	(10)	*	5,000		*	—	—
Gregory A. Hubert	—		—	—		—	—	—
John K. Buller	—		—	—		—	—	—
John M. Fluke, Jr.	—		—	—		—	—	—
Executive officers and directors as a group (9 persons)	7,008,199		36.3%	25,000		* %	40,000	*	%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of Common Stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of April 3, 2005, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby. As of April 3, 2005, we had 17,353,822 shares of Common Stock, 15,559,152 shares of Series A Convertible Preferred Stock, and 4,980,709 shares of Series B Convertible Preferred Stock issued and outstanding.
(2)	Includes 1,690,767 shares of Common Stock subject to currently exercisable purchase options granted by Mr. O’Keefe to employees and third parties, 142,500 shares of Common Stock held by the O’Keefe Children’s Trust, and an aggregate of 980,145 shares of Common Stock that Mr. O’Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of April 3, 2005.
(3)	Includes an aggregate of 1,960,550 shares of Common Stock that the estate of Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of April 3, 2005 and 3,200,000 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock owned of issuable to the estate or its affiliates. (See Note 4), below in this table.
(4)	Assumes the conversion of a promissory note held by an affiliate of the estate of Mr. McCaw into 1,200,000 shares of Series A Convertible Preferred Stock.
(5)	Includes an aggregate of 1,259,081 shares of Common Stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of April 3, 2005 and Common Stock issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock.

(6)	Includes an aggregate of 536,994 shares of Common Stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of April 3, 2005 and Common Stock issuable upon conversion of 10,000 shares of Series A Convertible Preferred Stock.
(7)	Includes 483,333 shares of Common Stock that Mr. Gioia has the right to acquire pursuant to options exercisable within 60 days of April 3, 2005. Mr. Gioia resigned from his position as director and chief executive officer on July 11, 2004.
(8)	Includes an aggregate of 149,494 shares of Common Stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of April 3, 2005. Also includes 10,000 Series A Convertible Preferred Stock. Additionally, includes Common Stock issuable upon conversion of 40,000 shares of Series B Convertible Preferred Stock owned by PPC Partners LLC, a company in which Mr. Hood has a 0.96% interest.
(9)	Includes 209,833 shares of Common Stock that Mr. Galvin has the right to acquire pursuant to options exercisable within 60 days of April 3, 2005.
(10)	Includes an aggregate of 2,500 shares of common stock that Ms. Ainsworth-Jones has the right to acquire pursuant to warrants exercisable within 60 days of April 3, 2005 and 5,550 shares of Common Stock issuable upon conversion of 5,000 shares of Series A Preferred Stock.

For information regarding our Equity Compensation Plans, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2002, we entered into a new credit facility guaranteed, in part, by several individuals including Tom T. O’Keefe, our chairman, and two of our directors, Lawrence Hood, Marc Evanger, and George Hubman, a former director. In consideration for providing the guaranties, we have agreed to issue to the guarantors warrants to purchase shares of Common Stock. For Fiscal 2005 (including the warrants issued May 23, 2005 for the quarter ended April 3, 2005), we issued warrants to these guarantors as follows: O’Keefe (111,096), Hood (27,774), Evanger (27,774) and Hubman (164,644). We also have agreed to indemnify the guarantors in connection with the guaranties and have granted each of them a security interest in substantially all of our assets (subordinated to the security interest of the lender).

A company affiliated with the estate of Mr. Keith McCaw (a former director of Tully’s) and the beneficial owner of more than 5% of our outstanding Common Stock is the holder of our Convertible Promissory Note in the principal amount of $3,000,000, issued by Tully’s in December 2000. At any time before the earlier of August 1, 2005, or repayment of the Convertible Promissory Note, the Convertible Promissory Note is convertible into our Series A Convertible Preferred Stock or, in the event that all shares of Series A Convertible Preferred Stock have been converted before such date, then into our Common Stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of our Common Stock. In lieu of cash interest, the note required that Tully’s annually issue warrants to purchase 8,000 shares of Common Stock for each $100,000 of principal outstanding under the Convertible Promissory Note on January 1st. The warrants have an exercise price of $0.01 and are exercisable for ten years from issuance. In each of January 2001, January 2002, January 2003 and January 2004, we granted warrants to purchase 240,000 shares of Common Stock in accordance with the terms of the Convertible Promissory Note.

In June 2004, Tully’s and the holder of the Convertible Promissory Note agreed to amend the terms of the note as follows: (1) the maturity of the $3,000,000 principal amount was extended to August 1, 2005, (2) interest will be paid in cash on the outstanding balance of the note at the rate of 12% commencing January 1, 2005, and (3) no additional warrants will be issued in lieu of cash interest on the note. In December 2004, the holder of the Convertible Promissory Note granted a waiver, with respect to the offering and sale of Common Stock and investment units upon exercise of primary rights and under-subscription privileges through this rights offering, of an antidilutive conversion price adjustment provision in the Convertible Promissory Note. In June 2005, Tully’s and the note holder agreed to a second amendment whereby the maturity of the principal amount was extended to August 1, 2006, and the annual interest rate was reduced effective June 1, 2005 from 12% to 8% (to be paid quarterly). As of April 3, 2005, accrued interest related to the note totaled $93,000.

Our certificate of incorporation and bylaws contain provisions limiting the liability of our directors and requiring that we indemnify our directors and officers in specified circumstances.

We have employment and severance arrangements with Mr. Gioia, Galvin and Dresel. See “Employment Agreements and Compensatory Arrangements” on page 71.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

The following table shows the fees billed to Tully’s by PricewaterhouseCoopers LLP for Fiscal 2005 and Fiscal 2004:

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$—	$26,000
Audit-Related Fees(2)	—	3,000
Tax Fees(3)	—	11,000
Other Fees(4)	146,000	—

	$146,000	$40,000

(1)	Audit services of PricewaterhouseCoopers LLP billed for Fiscal 2004 consisted of fees related to services incurred in connection with the change in accountants.
(2)	During Fiscal 2004, other fees include services related to the evaluation of the business integration opportunity.
(3)	Tax services of PricewaterhouseCoopers LLP billed for Fiscal 2004 were for tax compliance and tax advice services.
(4)	Other fees for Fiscal 2005 consisted of fees related to their consents for the restatement of the Fiscal 2002 and prior financial statements and consents for inclusion in our registration statements for the rights offering.

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2005 and Fiscal 2004:

	Fiscal 2005	Fiscal 2004
Audit Fees(1)	$101,000	$151,000
Audit-Related Fees(2)	98,000	96,000
Tax Fees(3)	18,000	24,000

	$217,000	$271,000

(1)	Audit services consisted of the examination of our Fiscal 2004 and Fiscal 2005 consolidated financial statements and quarterly reviews of Fiscal 2005 financial statements.
(2)	Audit-related fees relate to consultation in connection with the evaluation of the possible business integration opportunity with FOODX and the rights offering.
(3)	Tax services of Moss Adams billed for Fiscal 2005 and Fiscal 2004 were for tax compliance and tax advice services.

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

Consolidated Balance Sheets April 3, 2005 and March 28, 2004;

Consolidated Statements of Operations for the years ended April 3, 2005, March 28, 2004 and March 30, 2003;

Consolidated Statements of Other Comprehensive Loss for the years ended April 3, 2005, March 28, 2004 and March 30, 2003,

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 3, 2005, March 28, 2004 and March 30, 2003,

Consolidated Cash Flow Statements for the years ended April 3, 2005, March 28, 2004 and March 30, 2003,

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

3.	Exhibits

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

Exhibit Number	Description

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21,2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005. (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

Exhibit Number	Description

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

Exhibit Number	Description

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.23	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26	Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

Exhibit Number	Description

10.28	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.30	Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31	Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32	Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

10.34	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

10.35	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

10.36	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

10.37	2004 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 10, 2004, as filed with the Commission on December 13, 2004)

10.38	Amendment No. 4 to Promissory Note between Kent Central, LLC and Tully’s Coffee Corporation dated June 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.39	Amendment No. 3 to General Security Agreement between Kent Central, LLC and Tully’s Coffee Corporation dated June 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.40	First Amendment to Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated May 13, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

Exhibit Number		Description

10.41		Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated May 4, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.42		Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated May 4, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

14.1		Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

23.1	*	Consent of Moss Adams LLP

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Current Reports on Form 8-K during the fourth fiscal quarter (the thirteen week period ended April 3, 2005).

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 13, 2005.

TULLY’S COFFEE CORPORATION

By:	/S/ KRISTOPHER S. GALVIN
Executive Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 13, 2005 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ JOHN D. DRESEL John D. Dresel	President and Chief Operating Officer (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board

/S/ JOHN K. BULLER John K. Buller	Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ JOHN M. FLUKE, JR. John M. Fluke, Jr.	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ KATHI AINSWORTH-JONES Kathi Ainsworth-Jones	Director

/S/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with Commission on June 28, 2004)

Exhibit Number	Description

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21,2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005. (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Tully’s Coffee License Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.9	First Amendment to Tully’s Coffee License Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

Exhibit Number	Description

10.10	Second Amendment to Tully’s Coffee License Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.11	Supply Agreement, dated April 26, 2001, between Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.12	First Amendment to Supply Agreement dated October 1, 2001 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2001, as filed with the Commission on February 12, 2002, portions subject to confidential treatment filed)

10.13	Second Amendment to Supply Agreement dated February 14, 2002 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002 portions subject to confidential treatment filed)

10.14	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.15	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.16	Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.17	General Security Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Kent Central, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.18	Form of Guarantee for Guarantors under the Promissory Note and General Security Agreement dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.19	Agreement dated November 1, 2002 between Tully’s Coffee Corporation and Guarantors re Kent Central Financing (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002)

10.20	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.21	March 3, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

10.22	First Amendment to Agreement between Tully’s Coffee and Guarantors (incorporated by reference to the Company’s Current Report on Form 8-K dated March 13, 2003 as filed with the Commission on March 18, 2003)

Exhibit Number	Description

10.23	June 26, 2003 Amendment No. 1 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.24	June 26, 2003 Amendment to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.25	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.26	Tully’s Coffee Corporation Executive Compensation Deferral Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.27	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.28	Third Amendment to Tully’s Coffee License Agreement dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.29	Modification of the Second Amendment to Supply Agreement, dated August 31, 2003 between the Tully’s Coffee Corporation and Tully’s Coffee Japan, Ltd. and FOODX Globe, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

10.30	Fourth Amendment to Tully’s Coffee License Agreement, dated as of January 16, 2004 between Tully’s Coffee Corporation, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.31	Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.32	Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.33	June 24, 2004 Amendment No. 2 to General Security Agreement between Tully’s Coffee Corporation and Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

10.34	June 24, 2004 Amendment No. 3 to Promissory Note in favor of Kent Central, LLC, dated November 1, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

Exhibit Number	Description

10.35	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

10.36	Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

10.38	Amendment No. 4 to Promissory Note between Kent Central, LLC and Tully’s Coffee Corporation dated June 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.39	Amendment No. 3 to General Security Agreement between Kent Central, LLC and Tully’s Coffee Corporation dated June 1, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.40	First Amendment to Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated May 13, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.41	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated May 4, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

10.42	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated May 4, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 21, 2005, as filed with the Commission on June 24, 2005)

14.1	Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

23.1*	Consent of Moss Adams LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith