Form 10-Q
period 2005-07-03
TULLYS COFFEE CORP
filed 2005-08-22
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act)     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,726,538
(Title of Each Class)	Number of Shares Outstanding at July 31, 2005

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended July 3, 2005

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

EXPLANATORY NOTE

As we have previously disclosed, the license and supply agreements with our licensee for Japan, Tully’s Coffee Japan Co., Ltd. (a subsidiary of FOODX Globe Co. Ltd), are subject to renewal at the end of our fiscal year ending April 2, 2006 (“Fiscal 2006”) and the parties have been in discussion regarding possible modifications in these license and supply agreements. (In this report, Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to as “FOODX.”) In the course of those discussions, the parties discussed various possible outcomes. As the result of these discussions, on August 19, 2005, Tully’s and FOODX entered into an agreement (referred to in this report as the “Japan Rights Agreement”) whereby Tully’s agreed to sell to FOODX all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan (the “Japan Rights”). Under the Japan Rights Agreement, the parties also agreed to resolve a tax indemnification claim previously made by FOODX to Tully’s. The Japan Rights Agreement provides that FOODX will pay $17,500,000 to Tully’s at the closing of the transaction, as described in Note 13 of the Notes to the Condensed Consolidated Financial Statements (“Note 13”). Depending upon the status of certain tax filings at the closing date, Japanese withholding taxes may be withheld from this payment (and would be subject to a claim for refund) as discussed in Note 13. The Japan Rights Agreement provides that the transaction will close on or before August 31, 2005, subject to certain pre-closing conditions. Tully’s expects to use the net proceeds from the transaction for debt repayment, general business purposes and capital expenditures. Tully’s expects improved liquidity for the company after the transaction.

Under the Japan Rights Agreement, the license and supply agreements with FOODX will terminate at the closing date, and Tully’s will cease to receive license fees and coffee roasting fees from FOODX for periods commencing after July 31, 2005. The Japan Rights Agreement does not provide FOODX with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and FOODX have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

In deciding to negotiate and enter into the Japan Rights Agreement, Tully’s management and board of directors considered a number of factors, opportunities and risks, for this transaction and other possible outcomes, including (a) renewal of the license and supply agreements, (b) modification of these agreements, and (c) nonrenewal of the agreements and pursuit of a replacement licensee. Our management and board also considered this transaction in the context of possible capital raising activities for Tully’s. We expect that the proceeds from the closing of this transaction will improve the financial condition of the company and will facilitate the development of our Retail division and our Wholesale division in the United States. Further, although this transaction terminates the royalty and fee income received by our Specialty division from Japan, we believe that the historical and future results of FOODX, and the resources provided to Tully’s from this transaction, will facilitate the development of our Specialty Division through the opening of additional franchised and licensed stores and territories in the United States and internationally outside of Japan.

As discussed in Note 13, the sale of the Japan Rights is expected to result in a pre-tax gain of approximately $17.1 million and the recognition of previously deferred licensing revenues of approximately $4.4 million, which would both be included in our results of operations for the fiscal quarter ended October 2, 2005 (“Second Quarter 2006”). We expect that, upon closing of this transaction, Tully’s will have additional financial resources to use in the development of our business strategies and in the operation of our business. At the closing of the transaction, we are required to fully repay the Kent Central promissory note and accrued interest (which aggregated $1,164,000 as of August 17, 2005). As a result, effective on the closing we will terminate the agreement between Tully’s and the guarantors of the Kent Central promissory note.

Except where specifically noted, the anticipated effects of this transaction have not been incorporated in this report. Pro forma financial statement information giving effect to this transaction is included in Note 13.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2005	April 3, 2005
	(unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$193	$1,437
Accounts receivable, net of allowance for doubtful accounts of $201 and $171 at July 3, 2005 and April 3, 2005, respectively	1,928	1,687
Inventories	1,938	2,330
Prepaid expenses and other current assets	672	836

Total current assets	4,731	6,290
Property and equipment, net	9,405	10,106
Goodwill, net	523	523
Other intangible assets, net	468	500
Other assets	493	511

Total assets	$15,620	$17,930

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$4,795	$4,640
Accrued liabilities	4,353	5,149
Current portion of long-term debt	2,111	1,950
Current portion of capital lease obligation	89	128
Deferred revenue	1,838	1,838

Total current liabilities	13,186	13,705
Long-term debt, net of current portion	—	600
Capital lease obligation, net of current portion	102	112
Other liabilities	1,093	1,093
Deferred lease costs	1,582	1,616
Convertible promissory note	3,000	3,000
Deferred licensing revenue, net of current portion	8,034	8,493

Total liabilities	26,997	28,619

Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 and 15,378,264 shares issued and outstanding at July 3, 2005 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $38,898 (July 3, 2005) and $38,446 (April 3, 2005)	34,640	34,483
Series A Convertible Preferred Stock to be issued	—	157
Common stock, no par value; 120,000,000 shares authorized; 17,726,538 and 17,353,822 shares issued and outstanding at July 3, 2005 and April 3, 2005, respectively, with a liquidation preference of $39,885 (July 3, 2005) and $39,046 (April 3, 2005)	9,535	9,384
Common stock to be issued	—	86
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,952,709 and 4,980,709 shares issued and outstanding at July 3, 2005 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $12,382 (July 3, 2005) and $12,452 (April 3, 2005)	10,982	11,044
Deferred stock compensation	(15)	(22)
Additional paid-in capital	28,161	27,974
Accumulated deficit	(94,680)	(93,795)

Total stockholders’ deficit	(11,377)	(10,689)

Total liabilities and stockholders’ deficit	$15,620	$17,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
	(unaudited)	(unaudited)
Net sales
Sales of products	$12,667	$11,957
Licenses, royalties, and fees	619	514
Recognition of deferred revenue	460	567

Net sales	13,746	13,038

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,332	5,728
Store operating expenses	4,361	4,157
Other operating expenses	718	627
Marketing, general and administrative costs	2,089	2,209
Depreciation and amortization	919	999
Evaluation of business integration opportunity	—	120
Store closure and lease termination costs	11	—

Total cost of goods sold and operating expenses	14,430	13,840

Operating loss	(684)	(802)

Other income (expense)
Interest expense	(181)	(116)
Interest income	2	1
Miscellaneous income	26	11
Loan guarantee fee expense	(45)	(57)

Total other income (expense)	(198)	(161)

Loss before income taxes	(882)	(963)
Income taxes	(3)	(34)

Net loss	$(885)	$(997)

Net loss per share – basic and diluted	$(0.05)	$(0.06)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	17,510	16,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(885)	$(997)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	919	999
Store closure and lease termination costs	11	—
Non-cash interest expense	—	47
Employee stock option compensation expense	14	8
Loan guarantee fee expense	45	57
Provision for doubtful accounts	30	21
Loss (gain) on sale of property and equipment	(5)	1
Recognition of deferred licensing revenues	(460)	(567)
Changes in assets and liabilities
Accounts receivable	(270)	(203)
Inventories	399	82
Prepaid expenses and other assets	182	(60)
Accounts payable	155	632
Accrued liabilities	(756)	109
Deferred lease costs	(33)	(6)

Net cash (used in) provided by operating activities	(654)	123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104)	(90)
Proceeds from sale of property and equipment	—	19

Net cash used in investing activities	(104)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	883	100
Payment of credit lines	(1,138)	(150)
Payments on long-term debt and capital leases	(233)	(164)
Proceeds from exercise of warrants	2	2

Net cash used in financing activities	(486)	(212)

Net decrease in cash and cash equivalents	(1,244)	(160)
Cash and cash equivalents at beginning of period	1,437	1,247

Cash and cash equivalents at end of period	$193	$1,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash interest paid during the period	$180	$31
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$11	$12

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

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”) and March 30, 2003 (“Fiscal 2003”) included 52 weeks. The fiscal year ending April 2, 2006 (“Fiscal 2006”) will include 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen-week periods ended July 3, 2005 (“First Quarter 2006”) and June 27, 2004 (“First Quarter 2005”) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K, SEC File No. 000-26829, for Fiscal 2005 (the “Form 10-K”).

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net loss and loss per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen-week periods ended
	July 3, 2005	June 27, 2004
	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$14	$8
Pro forma	$24	$(2)
Net loss-as reported	$(885)	$(997)
Net loss-pro forma	$(895)	$(987)
Basic and diluted loss per common share
As reported	$(0.05)	$(0.06)
Pro forma	$(0.05)	$(0.06)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

2. Liquidity

Japan Rights Sale

As discussed in Note 13, on August 19, 2005, we entered into an agreement (the “Japan Rights Agreement”) with our licensee for Japan, Tully’s Coffee Japan Co., Ltd., a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd are collectively referred to herein as “FOODX”) for the sale of certain intellectual property assets and rights to FOODX. The Japan Rights Agreement provides that at the closing of the transaction, FOODX will pay $17,500,000 to Tully’s (including the full repayment of the Kent Central promissory note), as described in Note 13. Tully’s expects to use the net proceeds from the transaction for debt repayment, general business purposes and capital expenditures. Tully’s expects improved liquidity for the company after the transaction.

First Quarter 2006 Liquidity

The following discussion does not consider the increased liquidity and expected uses of proceeds that would occur upon the closing of the Japan Rights sale as discussed above. See Note 13 for pro forma financial statement information giving effect to this transaction.

As of July 3, 2005 we had cash of $193,000, and a working capital deficit of $8,455,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

Cash requirements for Fiscal 2006, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2006, and our assessment during Fiscal 2006 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open between two and six new company-operated stores in Fiscal 2006, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2006. Typically, a new store will require capital investment of approximately $200,000 to $300,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $500,000 to $1,300,000 in Fiscal 2006. Some of these capital expenditures may be accomplished through operating or capital leases.

At July 3, 2005 we had total liabilities of $26,997,000 and total assets of $15,620,000, so that a deficit of $11,377,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at July 3, 2005 include deferred revenue in the aggregate amount of $9,872,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $200,000 per year. Accordingly, we expect to liquidate the deferred revenue balance ($9,872,000 at July 3, 2005) for less than $2,000,000 of future cash expenditures.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2006. In June 2005, we established the new Northrim secured credit facility, as described in Note 4, which will provide use with additional borrowing capacity in Fiscal 2006. In June 2005, we also reached mutual agreement with our lenders to extend the repayment schedule under the Kent Central promissory note and our convertible promissory note, as described in Note 4 and Note 5, which has reduced the required principal payments under those debt instruments during Fiscal 2006. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2006 business plan, and the cash and cash equivalents of $193,000 at July 3, 2005, and our new credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2006. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2006 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

3. Inventories

Inventories consist of the following:

	July 3, 2005	April 3, 2005
	(unaudited)
	(dollars in thousands)
Coffee
Unroasted coffee	$555	$822
Roasted coffee	637	671
Other goods held for sale	389	503
Packaging and other	357	334

Total	$1,938	$2,330

As of July 3, 2005, we had approximately $4,800,000 in fixed-price coffee purchase commitments for Fiscal 2006.

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

Obligations under the Northrim and KCL credit facilities and other long-term debt consist of the following:

	July 3, 2005	April 3, 2005
	(unaudited)
	(dollars in thousands)
Borrowings under the Northrim Facility	$883	$—
Borrowings under the KCL promissory note, payable in monthly installments of $70,000 plus interest, due July 1, 2006	1,228	2,366
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	184

	2,111	2,550
Less: Current portion	(2,111)	(1,950)

Total	$—	$600

As discussed in Note 13, under the Japan Rights Agreement, proceeds from the sale would be directly applied at the closing of the transaction to fully repay the Kent Central promissory note and the related accrued interest (which totaled $1,164,000 as of August 17, 2005). Effective upon such repayment of these Kent Central obligations, we expect to terminate the agreement between Tully’s and the Guarantors.

5. Convertible promissory note

In December 2000, Tully’s issued a convertible note in the principal amount of $3,000,000 to an affiliate of a then-director of the Company. At any time prior to repayment of the note, the note is convertible into Series A Preferred Stock or common stock in the event that all shares of Series A Preferred Stock have been converted to common stock. The conversion rate is the lesser of $2.50 per share or the price per share of the most recent offering price, public or private, of common stock (the note holder granted a waiver of this favorable offering price provision with respect to the rights offering described in Note 9).

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

6. International licenses and deferred licensing revenues

During Fiscal 2004 we entered into preliminary discussions with FOODX, about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of approximately $120,000 in First Quarter 2005.

7. Commitments and contingencies

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleges that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and seeks damages, restitution, reclassification and attorneys’ fees and costs. Since the lawsuit was filed, Tully’s has investigated the matter and vigorously defended this litigation. Tully’s has also pursued alternative dispute resolution possibilities with the plaintiffs.

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005, the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to final court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the Court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. Tully’s expects that the final court approval would occur late in calendar year 2005.

The settlement and associated costs expensed in Fiscal 2005, and the anticipated timing for payment of the settlement costs, are summarized as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Valuation of common stock (at $1.50 per share)	Cash settlement payments and related costs	Combined cash costs and common stock
Settlement costs payable in
Fiscal 2006	56,250	$84,375	$173,000	$258,000
Fiscal 2007	93,750	140,625	280,000	421,000
Fiscal 2008	93,750	140,625	280,000	420,000
Fiscal 2009	56,250	84,375	168,000	252,000

Total settlement costs	300,000	450,000	901,000	1,351,000
Legal and other costs	—	—	277,000	277,000

Total settlement and associated costs	300,000	$450,000	$1,178,000	1,628,000

Less—amounts paid or included in accrued expenses at July 3, 2005				(535,000)

Amount reported as other long-term liabilities at July 3, 2005				$1,093,000

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that it has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. Based upon our evaluation of the FOODX claim, we believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to seek a resolution of this matter, as necessary, with FOODX and the Japanese taxing authorities and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at July 3, 2005. However, as discussed in Note 13, under the Japan Rights Agreement of August 19, 2005, FOODX and Tully’s have agreed to conclude this tax indemnification matter at the closing of the Japan Rights transaction without any further payments by either party.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

8. Stock options and warrants

Options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $1.50 per share for options granted in First Quarter 2006.

Option grants to employees and directors and deferred stock compensation for First Quarter 2006 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.31	35,000	$7
$1.50	371,500	—
$2.00	30,000	—

Total grants to employees and directors in First Quarter 2006	436,500	7
Deferred Stock Compensation at April 3, 2005		$22
Less - amount recognized as stock option expense in First Quarter 2006		(14)

Deferred Stock Compensation at July 3, 2005		$15

Warrants

Tully’s had warrants outstanding to purchase 9,643,002 and 9,377,398 shares of common stock as of July 3, 2005 and April 3, 2005, respectively, at exercise prices ranging from $0.01 to $0.33 per share. At July 3, 2005, the weighted average exercise price of the outstanding warrants was $0.23 per share. During First Quarter 2006 we issued warrants to the Guarantors to purchase 185,160 shares of common stock (including warrants for 55,548 shares to Guarantors who are directors of Tully’s), at an exercise price of $0.05 per share as compensation for making such guaranties during the fourth quarter of Fiscal 2005.

9. Stockholders’ Equity

Rights Offering

Before October 1999, our shareholders had a right to maintain their proportionate shareholdings in Tully’s by purchasing shares before we offered them to new investors. During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). We conducted the rights offering because we believed that our ability to engage in financing or strategic transactions could be limited by the potential risk of such possible future preemptive rights claims, but that such risk could be mitigated by a number of possible defenses, including the completion of the rights offering. The primary purpose of the rights offering was to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive rights that they may have had. The registration statement for the rights offering was declared effective January 11, 2005 and eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at January 6, 2005 received subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The rights offering closed on February 8, 2005. We received a total of $878,000 from the subscribers in this offering. Qualified subscriptions were received with gross proceeds to Tully’s of $701,000. In May 2005, we refunded $177,000 to subscribers for the ineligible subscriptions and issued certificates for 337,216 shares of common stock to the subscribers and we issued certificates for 180,888 shares of Series A Convertible Preferred Stock and warrants to purchase 90,444 shares of common stock to the subscribers for the investment units. We incurred offering costs of $458,000.

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

The tables below present information by operating segment:

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,800	$9,985
Wholesale division	2,865	1,947
Specialty division	1,081	1,106

Total net sales	$13,746	$13,038

Operating income/(loss)
Retail division	$131	$585
Wholesale division	503	89
Specialty division	973	1,058
Corporate and other expenses (1)	(2,277)	(2,498)
Interest and other, net	(215)	(231)

Net loss	$(885)	$(997)

Depreciation and amortization
Retail division	$634	$699
Wholesale division	83	95
Specialty division	**	**
Corporate and other expenses	202	205

Total depreciation and amortization	$919	$999

**	Amounts are less than $1,000.

(1)	Corporate and other expenses for First Quarter 2005 include $120,000 of costs for evaluation of business integration with FOODX, and $402,000 of severance costs in connection with the resignation of our then-president.

11. Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. If all of the common share equivalent instruments were assumed to be exercised or converted, as applicable, and the cash proceeds to Tully’s were used to repurchase common stock at the estimated fair value of the common stock under the treasury stock method, the common share equivalent instruments represented the equivalent of 39,667,000 and 34,316,000 shares of common stock as of July 3, 2005 and June 27, 2004, respectively. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for First Quarter 2006 and First Quarter 2005 because the effect of these instruments on the calculation would have been antidilutive.

12. Comprehensive Loss

There were no components of other comprehensive income (loss) other than net loss during First Quarter 2006 and First Quarter 2005, so that net loss equaled comprehensive loss in each of these periods.

13. Subsequent Event- Agreement to Sell Japan Rights to FOODX

The license and supply agreements with our licensee for Japan, Tully’s Coffee Japan Co., Ltd. (a subsidiary of FOODX Globe Co. Ltd.), are subject to renewal at the end of Fiscal 2006 and the parties have been in discussion regarding possible modifications in these license and supply agreements. In the course of those discussions, the parties discussed various possible outcomes. As the result of these discussions, on August 19, 2005, Tully’s and FOODX entered into the Japan Rights Agreement, under which Tully’s has agreed to sell to FOODX all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan (the “Japan Rights”). Under the Japan Rights Agreement, the parties also agreed to resolve a tax indemnification claim previously made by FOODX (see Note 7) at the closing of the Japan Rights transaction without any further payments by either party. The Japan Rights Agreement provides that the transaction will close on or before August 31, 2005, subject to certain pre-closing conditions.

The Japan Rights Agreement provides that at the closing of the transaction, FOODX will pay $17,500,000 to Tully’s as described in this paragraph. In the closing of the transaction, FOODX will pay a portion of the purchase price directly to KCL on Tully’s behalf in order to fully repay the KCL promissory note and related accrued interest (which aggregated $1,164,000 as of August 17, 2005) and obtain a release of KCL’s security interest in the Japan Rights. Subject to possible withholding of Japanese taxes as described below, the remainder of the $17,500,000 will be paid directly to Tully’s at the closing of the transaction. After the repayment of KCL and effective on the closing, we will terminate the agreement between Tully’s and the Guarantors and remove their conditional security interest in the Japan Rights.

Under the income tax treaty between Japan and the United States, we expect that the payment of the purchase price will be exempt from Japanese income taxes. However, depending upon the status of certain tax filings at the closing date of the Japan Rights sale, taxes may be withheld in Japan at the time of payment and in such event Tully’s would be required to submit a claim for withholding tax refund under the treaty after those tax filings are finalized. We have not completed our evaluation of the amount of U.S. federal and state income taxes which may be payable with respect to this transaction, but expect that substantially all of the taxable gain on this transaction will be offset by our net operating loss carryforwards.

Under the Japan Rights Agreement, the license and supply agreements with FOODX will terminate at the closing date, and Tully’s will cease to receive license fees and coffee roasting fees from FOODX for periods commencing after July 31, 2005. As the result of the termination of these agreements, as of the date of closing of the transaction, we expect to recognize the deferred licensing revenue related to these agreements, which aggregated $4,472,000 as of July 3, 2005. The Japan Rights Agreement does not provide FOODX with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and FOODX have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Tully’s estimates that upon the closing of this transaction as described above, it would recognize approximately $21.5 million of nonrecurring income before income taxes, as follows (dollars in thousands):

Japan rights sale	$17,500
Less- transaction costs	(400)

Gain from transaction, before income taxes	17,100

Recognition of deferred licensing revenues on termination of license agreement and supply agreement	4,400

Total	$21,500

Pro Forma Financial Statement Information (unaudited)

If the sale of the Japan Rights and the repayment of the Kent Central promissory note are concluded on or before August 31, 2005 as provided in the Japan Rights Agreement and described above, the transaction will be reflected in Tully’s financial statements for the fiscal quarter ending October 2, 2005 (“Second Quarter 2006”). The following pro forma balance sheet gives pro forma effect to the estimated effect to the Japan Rights sale and repayment of the Kent Central promissory note as if they had occurred on July 3, 2005. The following pro forma condensed statements of operations give pro forma effect to the estimated effect of these transactions as if they had occurred on the last day of Fiscal 2004. In the opinion of management, these statements include all material adjustments necessary to reflect, on a pro forma basis, the impact of the Japan Rights sale on the historical financial information of Tully’s. The adjustments set forth in the “Pro Forma Adjustments” column are described in the Notes to Pro Forma Financial Statement Information.

The pro forma financial statement information for the periods presented do not purport to represent what our results of operations or financial position would have been if the Japan Rights sale were to have occurred on the dates noted above, or to project our results of operations for any future periods. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable under the circumstances. Actual amounts could differ materially from these estimates. The pro forma results should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended April 3, 2005 and the condensed consolidated financial statements and notes thereto in our Quarterly Report on Form 10-Q for the thirteen-week period ended July 3, 2005.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(dollars in thousands)	As Reported July 3, 2005	Pro Forma Adjustments	Note Legend	Pro Forma July 3, 2005
Assets
Current assets
Cash and cash equivalents	$193	$16,477	A, B, C	$16,670
Accounts receivable, net of allowance	1,928	(205)	B	1,723
Inventories	1,938			1,938
Prepaid expenses and other current assets	672	(5)	E	667

Total current assets	4,731	16,267		20,998
Property and equipment, net	9,405			9,405
Goodwill, net	523			523
Other intangible assets, net	468			468
Other assets	493	(50)	E	443

Total assets	$15,620	$16,217		$31,837

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,795	$—		$4,795
Accrued liabilities	4,353	1,000	D	5,353
Current portion of long-term debt	2,111	(1,228)	C	883
Current portion of capital lease obligation	89			89
Deferred revenue	1,838	(398)	E	1,440

Total current liabilities	13,186	(626)		12,560
Capital lease obligation, net of current portion	102			102
Other liabilities	1,093			1,093
Deferred lease costs	1,582			1,582
Convertible promissory note	3,000			3,000
Deferred licensing revenue, net of current portion	8,034	(4,074)	E	3,960

Total liabilities	26,997	(4,700)		22,297

Stockholders’ equity (deficit)
Series A Convertible Preferred stock	34,640			34,640
Common stock	9,535			9,535
Series B Convertible Preferred stock	10,982			10,982
Deferred stock compensation	(15)			(15)
Additional paid-in capital	28,161			28,161
Accumulated deficit	(94,680)	20,917	A, D, E	(73,763)

Total stockholders’ equity (deficit)	(11,377)	20,917		9,540

Total liabilities and stockholders’ equity (deficit)	$15,620	$16,217		$31,837

See Notes to Pro Forma Financial Statement Information

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	As Reported Thirteen-Week Period Ended July 3, 2005	Pro Forma Adjustments	Note Legend	Pro Forma Thirteen-Week Period Ended July 3, 2005
Net sales
Sales of products	$12,667	$—		$12,667
Licenses, royalties, and fees	619	(619)	B	—
Recognition of deferred revenue	460	(100)	E	360

Net sales	13,746	(719)		13,027

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,332			6,332
Store operating expenses	4,361			4,361
Other operating expenses	718			718
Marketing, general and administrative costs	2,089			2,089
Depreciation and amortization	919			919
Evaluation of business integration opportunity	—			—
Store closure and lease termination costs	11			11

Total cost of goods sold and operating expenses	14,430	—		14,430

Operating loss	(684)	(719)		(1,403)

Other income (expense)
Interest expense	(181)	59	C	(122)
Interest income	2			2
Miscellaneous income	26			26
Loan guarantee fee expense	(45)	45	C	—

Total other income (expense)	(198)	104		(94)

Loss before income taxes	(882)	(615)		(1,497)
Income taxes	(3)	—		(3)

Net loss	$(885)	$(615)		$(1,500)

Net loss per share – basic and diluted	$(0.05)	$(0.04)		$(0.09)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	17,510	17,510		17,510

(dollars in thousands, except per share data)	As Reported Fiscal Year Ended April 3, 2005	Pro Forma Adjustments	Note Legend	Pro Forma Fiscal Year Ended April 3, 2005
Net sales
Sales of products	$49,659	$—		$49,659
Licenses, royalties, and fees	2,234	(2,234)	B	—
Recognition of deferred revenue	2,087	(648)	E	1,439

Net sales	53,980	(2,882)		51,098

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	23,857			23,857
Store operating expenses	17,341			17,341
Other operating expenses	2,763			2,763
Marketing, general and administrative costs	8,063			8,063
Depreciation and amortization	3,651			3,651
Settlement of litigation	1,628			1,628
Evaluation of business integration opportunity	129			129
Impairment of long-lived assets	200			200
Store closure and lease termination costs	43			43

Total cost of goods sold and operating expenses	57,675	—		57,675

Operating loss	(3,695)	(2,882)		(6,577)

Other income (expense)
Interest expense	(570)	231	C	(339)
Interest income	3			3
Miscellaneous income	46			46
Loan guarantee fee expense	(357)	357	C	—

Total other income (expense)	(878)	588		(290)

Loss before income taxes	(4,573)	(615)		(6,867)
Income taxes	(52)	—		(52)

Net loss	$(4,625)	$(2,294)		$(6,919)

Net loss per share – basic and diluted	$(0.28)	$(0.13)		$(0.41)
Weighted average shares used in computing basic and diluted net loss per share (in thousands)	16,812	16,812		16,812

See Notes to Pro Forma Financial Statement Information

Notes to Pro Forma Financial Statement Information

	Pro Forma Adjustments for the Pro Forma Balance Sheet at July 3, 2005		Pro Forma Adjustments for the Pro Forma Statements of Operations
			For the 13-week period ended July 3, 2005	For the Fiscal Year Ended April 3, 2005
			(dollars in thousands)
	DR	CR
A. To give pro forma effect to the closing of the Japan Rights sale transaction and the receipt of proceeds.
Cash	$17,500
Accumulated deficit (sale proceeds from Japan Rights transaction)		$17,500
B. To give pro forma effect to the elimination of the license royalties and coffee roasting fees from FOODX, and the related accounts receivable, as the result of the termination of the license and supply agreements.
Cash	$205
Accounts receivable (from FOODX)		$205
Net sales- Licenses, royalties and fees			$(619)	$(2,234)
C. To give pro forma effect to the repayment of the Kent Central promissory note at the closing of the Japan Rights sale transaction and to eliminate the interest expense under that debt. Also, to give pro forma effect to the termination of the agreement with the Guarantors of that debt at the closing of the Japan Rights sale transaction, and to eliminate the loan guarantee fee expense paid to the Guarantors with warrants.
Current portion of long-term debt	$1,228
Cash		$1,228
Interest expense			$(59)	$(231)
Loan guaranty fee expense			$(45)	$(357)
D. To give pro forma effect for estimated transaction costs and federal and state income taxes in the estimated amount of $600,000. We have not completed our evaluation of the amount of U.S. federal and state income taxes which may be payable with respect to this transaction, but expect that substantially all of this gain will be offset by our net operating loss carryforwards.

Under the income tax treaty between Japan and the United States, we expect the payment of the purchase price will be exempt from Japanese income taxes. However, depending upon the status of certain tax filings at the closing date of the Japan Rights sale, taxes of approximately $3.6 million may be withheld in Japan at the time of payment and in such event Tully’s would be required to submit a claim for withholding tax refund under the treaty after those tax filings are finalized. Japanese income tax withholding is not reflected in this pro forma financial information.

Because we have not completed our tax analysis of this transaction, the estimated tax amounts in this pro forma financial information may differ significantly from the actual tax amounts.
Accumulated deficit (transaction costs on Japan Rights transaction)	$400
Accumulated deficit (taxes on Japan Rights transaction)	$600
Accrued expenses		$1,000
E. To eliminate the deferred licensing revenue and prepaid expenses and other assets related to the terminated FOODX license and supply agreements.
Deferred revenue (current)	$398
Deferred licensing revenue, net of current portion	$4,074
Prepaid expenses		$5
Other assets		$50
Accumulated deficit (recognition of deferred licensing revenue at termination of agreements)		$4,417
Net sales- recognition of deferred revenue			$(100)	$(648)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen-week periods ended July 3, 2005 (“First Quarter 2006”), and June 27, 2004 (“First Quarter 2005”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2005, filed with the SEC on July 13, 2005 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.”

Japan Rights Sale

As discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements (“Note 13”), on August 19, 2005, we entered into an agreement (the “Japan Rights Agreement”) with our licensee for Japan, Tully’s Coffee Japan Co., Ltd., a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to herein as “FOODX.”) whereby Tully’s agreed to sell to FOODX all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan (the “Japan Rights”). The Japan Rights Agreement provides that the transaction will close on or before August 31, 2005, subject to certain pre-closing conditions.

Overview

The following discussion does not consider the anticipated effects of the Japan Rights Sale on the results of operations or upon liquidity and capital resources. See Note 13 for pro forma financial statement information giving effect to this transaction.

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of Fiscal 2004 and Fiscal 2003 included 52 weeks. The fiscal year ending April 2, 2006 (“Fiscal 2006”) will include 52 weeks.

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho,

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division which sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees, and through which we manage our U.S. franchising and licensing opportunities.

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

During First Quarter 2006, we introduced new summer products to customers through a promotion that included “free trial” and discount pricing offers, and implemented programs to improve retail store service levels, including increases in store staffing. These ongoing initiatives are having negative financial effects in the short term, but are intended to grow our retail customer traffic and sales in the future. As a result, in First Quarter 2006, Retail division operating income decreased $454,000 (77.6%) to $131,000 as compared to First Quarter 2005. During Fiscal 2004 and Fiscal 2005, our Wholesale division has focused on growth through the addition of new customers and territories. This strategy resulted in incremental operating costs and sales discounts that adversely affected the division’s financial results during the last half of Fiscal 2004 and the first half of Fiscal 2005. The strategy has resulted in much greater distribution of our products in the supermarket and food service channels, that produced improved Wholesale division financial results for First Quarter 2006. Our Wholesale division reported a $918,000 (47.1%) increase in net sales for First Quarter 2006 compared to the prior year quarter, and Wholesale division operating income increased by $414,000 (465.2%) compared to First Quarter 2005. In First Quarter 2006, As explained below, Specialty division net sales decreased by $25,000 (2.3%) for First Quarter 2006 compared to First Quarter 2005. As a result, and due to costs incurred in connection with the development and expansion of our franchising business outside of Japan, Specialty division operating profits decreased by $85,000 (8.0%) for First Quarter 2006 compared to First Quarter 2005. In First Quarter 2006, fifteen licensed Tully’s stores were added in Japan and one additional U.S. franchised store was added.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
Percentage of total net sales:
Retail division	71.3%	76.6%
Wholesale division	20.8%	14.9%
Specialty division	7.9%	8.5%

	100.0%	100.0%

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
STORES OPERATED BY TULLY’S:
Beginning of the period	92	94
Closed stores	(1)	—

End of the period	91	94

LICENSEES AND FRANCHISEES (end of period):
International licensees	260	198
U.S. franchisees and licensees	6	2

Total International and U.S. franchisees and licensees	266	200

Total retail stores at end of the period	357	294

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	92.2%	91.8%
Licenses, royalties, and fees	4.5%	3.9%
Recognition of deferred revenue	3.3%	4.3%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	46.1%	43.9%
Store operating expenses	31.7%	31.9%
Other operating expenses	5.2%	4.8%
Marketing, general and administrative costs	15.2%	16.9%
Depreciation and amortization	6.7%	7.7%
Evaluation of business integration	—	0.9%
Store closure and lease termination costs	*	—

Total cost of goods sold and operating expenses	105.0%	106.1%

Operating loss	(5.0)%	(6.1)%
Other income (expense)
Interest expense	(1.3)%	(0.9)%
Interest income	*	*
Miscellaneous income	0.2%	0.1%
Loan guarantee fee expense	(0.3)%	(0.4)%

Loss before income taxes	(6.4)%	(7.3)%
Income taxes	—	(0.3)%

Net loss	(6.4)%	(7.6)%

*	Amount is less than 0.1%

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (dollars in thousands):

	Thirteen-week periods ended
	July 3, 2005	June 27, 2004
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net loss	$(885)	$(997)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	224	172
Income taxes	3	34
Depreciation and amortization	919	999

Earnings before interest, taxes, depreciation and amortization	$261	$208

Thirteen-Week Period Ended July 3, 2005 Compared To Thirteen-Week Period Ended June 27, 2004

Net Sales

Our net sales for First Quarter 2006 increased $708,000, to $13,746,000 as compared to net sales of $13,038,000 for First Quarter 2005. The increase in net sales was comprised as follows:

Total Company First Quarter 2006 compared to First Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(185)
Wholesale division	918
Specialty division	(25)

Total Company	$708

The Retail division sales decrease represented a 1.9% decrease compared to First Quarter 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease First Quarter 2006 compared to First Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(125)
Sales decrease from stores closed during Fiscal 2005 and First Quarter 2006	(151)
Sales increase from new store	69
Other	22

Total Retail division	$(185)

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) for each of the four quarters of Fiscal 2004 and Fiscal 2005, and for First Quarter 2006, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) cannibalization of coffee sales in our retail stores due to increased availability of Tully’s coffee in supermarkets, and (iv) the relative levels and effectiveness of product innovation and marketing during each period.

One new company-operated store opened during Fiscal 2005 and produced a net sales increase of $69,000 for First Quarter 2006. We closed three company-operated stores during Fiscal 2005 and one company-operated store in First Quarter 2006, resulting in a net sales decrease of $151,000 in First Quarter 2006 as compared to First Quarter 2005.

Wholesale division net sales increased $918,000, or 47.1%, to $2,865,000 for the First Quarter 2006 from $1,947,000 for the First Quarter 2005. The increase reflects a $784,000 net sales increase in the grocery channel, reflecting growth in the number of supermarkets selling Tully’s coffees and expanded product offerings in existing supermarket customers. Wholesale sales in the food service channel increased by $141,000, reflecting increasing levels of business for our food service distributors in the Western United States. The increases and decreases in Wholesale division sales shown in the graph below reflect the general growth of our product distribution during the last twelve quarters, and normal seasonal patterns (generally, a larger percentage of our annual Wholesale division sales occur in the second and third quarters of our fiscal year).

Net sales for the Specialty division decreased by $25,000, or 2.3%, from $1,106,000 to $1,081,000 for the First Quarter 2006 as compared to First Quarter 2005, reflecting a $107,000 decrease in the amount of deferred revenue recognized, partially offset by an increase of $82,000 in license and royalty fees. The growth in license and royalty fees reflects the growth in the number of stores operated or franchised by our licensee for Japan, FOODX Globe Co., Ltd. (“FOODX”). The lower amount of deferred revenue recognized reflects the complete amortization of deferred revenues in October 2004 associated with a Fiscal 2004 amendment to our FOODX agreements.

Licensee and Franchisee Store Count (end of period)

	FY03 Q2	FY03 Q3	FY03 Q4	FY04 Q1	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1
International Licensees	77	102	113	124	135	155	175	198	207	228	245	260
US Franchisees	—	—	—	—	—	—	1	2	3	4	5	6

Total	77	102	113	124	135	155	176	200	210	232	250	266

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $604,000, or 10.5%, to $6,332,000 for the First Quarter 2006 as compared to First Quarter 2005, reflecting a $505,000 increase in cost of goods sold due to the increased volume of product sold by our Wholesale division in the quarter. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 46.1% for First Quarter 2006 as compared to 43.9% for First Quarter 2005, primarily as a result of the shift in the mix of company sales described above (a greater percentage of total sales were provided by the Wholesale division and lower percentages of sales were provided by the Retail and Specialty divisions, which typically have higher gross margins than the Wholesale division) in First Quarter 2006 compared to First Quarter 2005. Additionally, the Retail division gross margin was lower in First Quarter 2006 compared to First Quarter 2005, reflecting both cost increases and the product discount strategies described above, which impacted overall gross margins by approximately 1.3 percentage points.

Other operating expenses (expenses associated with all operations other than retail stores) increased $91,000 or 14.5% to $718,000 during First Quarter 2006 from $627,000 in First Quarter 2005, primarily as the result of costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.2% for First Quarter 2006 from 4.8% in First Quarter 2005.

Marketing, general and administrative costs decreased $120,000, or 5.4%, to $2,089,000 during First Quarter 2006 from $2,209,000 in First Quarter 2005. Severance and related costs of $402,000 were incurred in First Quarter 2005 from the resignation of our then-president and no such costs were incurred in First Quarter 2006. As compared to First Quarter 2005, marketing and advertising costs increased $201,000, primarily in connection with the retail improvement strategies described above.

Depreciation and amortization expense decreased $80,000, or 8.0%, to $919,000 for First Quarter 2006 from $999,000 in First Quarter 2005. In recent periods, the level of capital expenditures has been less than the amount of cost decreted through depreciation and impairment charges, and some asset costs have been fully expensed, resulting in lower depreciation and amortization.

During Fiscal 2004 we entered into preliminary discussions with FOODX about the possibility of integrating our business with FOODX. On May 12, 2004, we reported that we had ceased discussions with FOODX. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $120,000 in First Quarter 2005 (no such costs were incurred in First Quarter 2006).

During First Quarter 2006, we incurred $11,000 of store closure and lease termination costs in connection with the closure of one store that did not meet management’s financial criteria. No such costs were incurred in First Quarter 2005.

Operating Loss

As a result of the factors described above, we had an operating loss of $684,000 for First Quarter 2006, which decreased $118,000 (14.7%) as compared to the operating loss of $802,000 during First Quarter 2005.

Other Income (Expense)

Interest expense increased $65,000 or 56% to $181,000 for First Quarter 2006 as compared to $116,000 for First Quarter 2005, as a result of higher interest rates for our Convertible Promissory Note and KCL promissory note, partially offset by a lower average amount borrowed under the KCL promissory note in the First Quarter 2006.

Net Loss

As a result of the factors described above, we had a net loss of $885,000 for First Quarter 2006, which is an improvement of $112,000, as compared to the net loss of $997,000 during First Quarter 2005.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $261,000 for First Quarter 2005, which represents an improvement of $32,000 as compared to EBITDA of $229,000 during First Quarter 2005.

As previously noted, during First Quarter 2005 we ceased discussions regarding the possible integration of Tully’s and FOODX, and we accrued severance and other costs in connection with the resignation of our then-president. The effects of these charges on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Loss	Net Loss
First Quarter 2006 Operating Results	$261	$(684)	$(885)

First Quarter 2005 Operating Results
As reported for First Quarter 2005	$208	$(802)	$(997)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back-costs related to resignation of then-president	402	402	402

Comparative Operating Results for First Quarter 2005	$730	$(280)	$(475)

LIQUIDITY AND CAPITAL RESOURCES

The following discussion does not consider the increased liquidity and expected uses of proceeds that would occur upon the closing of the Japan Rights sale as discussed above. See Note 13 for pro forma financial statement information giving effect to this transaction.

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirteen-Week Periods Ended
	July 3, 2005	June 27, 2004
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(885)	$(997)
Adjustments for depreciation and other non-cash operating statement amounts	521	566

Net loss adjusted for non-cash operating statement amounts	(364)	(431)
Cash provided (used) for changes in assets and liabilities	(290)	554

Net cash (used in) provided by operating activities	(654)	123
Purchases of property and equipment	(104)	(90)
Net repayments of debt and capital leases	(488)	(214)
Other	2	21

Net decrease in cash and cash equivalents	$(1,244)	$(160)

Overall, our operating activities, investing activities, and financing activities used $1,244,000 of cash during First Quarter 2006 as compared to cash used of $160,000 during First Quarter 2005.

Cash used in operating activities increased in First Quarter 2006 to $654,000, an increase of $777,000 compared to $123,000 provided by operating activities in First Quarter 2005. This was due, in part, to the items discussed above under “Overview” and “Results of Operations” and to changes in the elements of working capital as described below. The decrease in cash provided by operating activities reflects an increased investment in accounts receivable, offset by increased accounts payable and accrued liabilities in First Quarter 2006. During First Quarter 2006, our investment in accounts receivable increased by $241,000, or 14.3% to $1,928,000 at July 3, 2005, compared to $1,687,000 at April 3, 2005, as the result of the higher levels of sales in our Wholesale division. During First Quarter 2006, accounts payable increased by $155,000, reflecting the timing of supplier payments, and increased purchases to support the higher Wholesale division business levels. Accrued liabilities decreased by $796,000 in First Quarter 2006 primarily due to the accelerated payment of the last bi-weekly payroll in First Quarter 2006 on account of the Fourth of July holiday.

Investing activities used cash of $104,000 in First Quarter 2006 and $71,000 in First Quarter 2005. Cash used for capital expenditures was $104,000 in First Quarter 2006 and $90,000 in First Quarter 2005. In Fiscal 2005 and in First Quarter 2006, we minimized our investing activities as part of our strategy for conservative use of capital. We also acquired $11,000 of equipment in First Quarter 2006 and $12,000 in First Quarter 2005 through capitalized leases.

Financing activities used cash of $486,000 in First Quarter 2006 and $212,000 in First Quarter 2005. The primary financing activities were the repayment of debt and capital leases. As described below, in First Quarter 2006, Kent Central and our convertible note holder agreed to extend the maturity of our credit facilities and our convertible promissory note (see Note 5 and Note 6 of the Notes to the Condensed Consolidated Financial Statements).

As of July 3, 2005, we had cash and cash equivalents of $193,000, and a working capital deficit of $8,455,000. Because we principally operate as a “cash business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable will increase in connection with anticipated sales growth in the Wholesale and Specialty divisions. Operating with minimal or deficit working capital has reduced our historical requirements for capital, but provides us with limited immediately available resources to address short-term needs and unanticipated business developments, and increases our dependence upon ongoing financing activities.

At July 3, 2005, we had total liabilities of $26,997,000 and total assets of $15,620,000, so that a deficit of $11,377,000 was reported for our shareholders. Operating with total liabilities in excess of total assets could make it more difficult for us to obtain financing or conclude other business dealings under terms that are satisfactory to us. However, liabilities at July 3, 2005 include deferred revenue in the aggregate amount of $9,872,000. These deferred licensing revenues will be liquidated through recognition of non-cash revenues of approximately $1,800,000 annually in future periods, rather than through cash payments by us. The future cash expenses associated with these deferred revenues are expected to be less than $200,000 per year. Accordingly, we expect to liquidate this deferred licensing royalty of $9,872,000 for less than $2,000,000 of future cash expenditures.

Management expects that the continuing benefits from the improvement initiatives and business strategies will result in improved operating results in Fiscal 2006. In June 2005, we established the new Northrim secured credit facility, as described in Note 4 of the Notes to the Condensed Consolidated Financial Statements, which will provide additional borrowing capacity in Fiscal 2006. In June 2005, we also reached mutual agreement with our lenders to extend the repayment schedule under the Kent Central promissory note and our convertible promissory note, as described in Note 4 and Note 5 of the Notes to the Condensed Consolidated Financial Statements, which has reduced the required principal payments under those debt instruments during Fiscal 2006. Management believes that the operating cash flows, financing cash flows, and investing cash flows projected in the Fiscal 2006 business plan, and the cash and cash equivalents of $193,000 at July 3, 2005, and our new credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2006. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 to sustain current operations and meet our current obligations. However, we do expect to seek additional capital during Fiscal 2006 in order to fund a higher level of growth and to provide increased liquidity reserves for Tully’s.

Cash requirements for Fiscal 2006, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. The level of cash invested in capital expenditures will depend upon the timing, form and amount of additional capital, if any, that we may raise in Fiscal 2006, and our assessment during Fiscal 2006 of the anticipated operating results for Fiscal 2006 and the opportunities for additional capital that may be raised in Fiscal 2006. We expect to open between two and six new company-operated stores in Fiscal 2006, depending on the amount and timing of the additional capital. If no additional capital is raised, we expect to open two or fewer new stores in Fiscal 2006. Typically, a new company-operated store will require capital investment of approximately $200,000 to $300,000, but this varies depending on the specific location. Depending on capital availability, we expect capital expenditures other than new stores will be from $500,000 to $1,300,000 in Fiscal 2006. Some of these capital expenditures may be accomplished through operating or capital leases.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following discussion does not consider the possible effects of the Japan Rights sale, summarized in this report under “Explanatory Note.”

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

To date, we have incurred losses in every year of operations, including Fiscal 2005 and the thirteen-week period ended July 3, 2005. As of July 3, 2005, our accumulated deficit was $94.7 million. We cannot assure you that we will ever become or remain profitable.

Indebtedness of approximately $1.2 million under our Kent Central note is due on or before July 1, 2006 and our $3 million convertible promissory note matures on August 1, 2006. If we are unable to repay or refinance this indebtedness, our business, operations, and report could be severely affected.

Our Kent Central promissory note requires monthly payments of principal and repayment of the remaining debt balance on July 1, 2006. Total borrowings under this note were $1,228,000 as of July 3, 2005. In addition, our outstanding convertible promissory note requires payment of the principal amount of $3,000,000 on August 1, 2006 unless the note holder elects to convert the note into shares of our Series A Convertible Preferred Stock. We do not expect our cash flows from operations to be sufficient to repay these obligations at their scheduled maturities. Therefore, it may be necessary for us to refinance these obligations or to repay them with the proceeds from other borrowings or the sale of additional equity securities. Continuation of our new Northrim secured credit facility could be difficult in Fiscal 2007 if we do not refinance or repay these other debts. We cannot be certain that Kent Central or the note holder of the convertible promissory note will agree to refinance our indebtedness with them, if necessary, or that we will be able to raise capital from other sources to repay this indebtedness. If we default on our payment obligations under our promissory note with Kent Central, or if our convertible note holder obtains a judgment lien against us for breaching our obligations under the convertible promissory note, our lenders could foreclose on our assets and we may not be able to continue as a going-concern.

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

As of July 3, 2005, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 31.3% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 24.5% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. However, in Fiscal 2005, Tully’s also entered into contracts for part of its second year (Fiscal 2006) coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of July 3, 2005, we had approximately $4,800,000 in fixed-price purchase commitments for Fiscal 2006 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $400,000 to $500,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. During First Quarter 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

During First Quarter 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleges that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and seeks damages, restitution, reclassification and attorneys’ fees and costs. Since the lawsuit was filed, Tully’s has investigated the matter and vigorously defended this litigation. Tully’s has also pursued alternative dispute resolution possibilities with the plaintiffs.

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005, the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to final court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the Court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. Tully’s expects that the final court approval would occur late in calendar year 2005. However, as discussed in Note 13 of the Notes to the Condensed Consolidated Financial Statements, under the Japan Rights Agreement of August 19, 2005, FOODX and Tully’s have agreed to conclude this tax indemnification matter at the closing of the Japan Rights transaction without any further payments by either party.

In April 2004, we were advised by FOODX that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by FOODX, and that the tax authorities had taken a position that certain amounts paid by FOODX under its supply agreement with us should be subject to Japanese withholding taxes. FOODX has informed us that it has paid taxes, interest and penalties in the aggregate amount of approximately $950,000, for which FOODX has requested indemnification from Tully’s. Based upon our evaluation of the FOODX claim, we believe that the withholding tax treatment by FOODX under the supply agreement was appropriate. Further, if this assessment by the Japanese tax authority is determined to have been valid, we believe that FOODX may have compromised its ability to claim indemnification. We intend to seek a resolution of this matter, as necessary, with FOODX and the Japanese taxing authorities and vigorously defend our position, but cannot predict the financial impact to us of this matter. No amounts have been accrued for this matter at July 3, 2005.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	CHANGES IN SECURITIES

Tully’s issued and sold securities in the transactions described below during First Quarter 2006. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•	In May 2005, Tully’s issued 5,000 shares of its common stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $1,650.

•	In June 2005, Tully’s issued 2,500 shares of its common stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $825.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 185,160 shares were issued to guarantors of the KCL Credit Line in First Quarter 2006 (with an exercise price of $0.05 per share) as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements).

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with the Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21, 2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with the Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1*	Amendment #1 to NFS Contract of Sale & Security Agreement, dated June 22, 2005 between Tully’s Coffee Corporation and Northrim Funding Services.

10.2*	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 22, 2005.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with the Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21, 2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with the Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1*	Amendment #1 to NFS Contract of Sale & Security Agreement, dated June 22, 2005 between Tully’s Coffee Corporation and Northrim Funding Services

10.2*	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith