Form 10-Q
period 2005-10-02
TULLYS COFFEE CORP
filed 2005-11-16
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,761,882
(Title of Each Class)	Number of Shares Outstanding at October 31, 2005

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended October 2, 2005

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2005 (unaudited)	April 3, 2005
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$9,404	$1,437
Accounts receivable, net of allowance for doubtful accounts of $230 and $171 at October 2, 2005 and April 3, 2005, respectively	2,002	1,687
Receivable from Tully’s Coffee Japan Co., Ltd.	3,681	—
Inventories	2,842	2,330
Prepaid expenses and other current assets	585	836

Total current assets	18,514	6,290
Property and equipment, net	8,687	10,106
Goodwill	523	523
Other intangible assets, net	444	500
Other assets	433	511

Total assets	$28,601	$17,930

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,644	$4,640
Accrued liabilities	4,564	5,149
Short-term debt and current portion of long-term debt	1,757	1,950
Convertible promissory note	3,000	—
Current portion of capital lease obligation	76	128
Deferred licensing revenue	1,440	1,838

Total current liabilities	13,481	13,705
Long-term debt, net of current portion	—	600
Capital lease obligation, net of current portion	83	112
Other liabilities	1,093	1,093
Deferred lease costs	1,549	1,616
Convertible promissory note	—	3,000
Deferred licensing revenue, net of current portion	3,600	8,493

Total liabilities	19,806	28,619

Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 and 15,378,264 shares issued and outstanding at October 2, 2005 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $38,898 (October 2, 2005) and $38,446 (April 3, 2005)	34,639	34,483
Series A Convertible Preferred stock to be issued	—	157
Common stock, no par value; 120,000,000 shares authorized; 17,758,538 and 17,353,822 shares issued and outstanding at October 2, 2005 and April 3, 2005, respectively, with a liquidation preference of $39,957 (October 2, 2005) and $39,046 (April 3, 2005)	9,606	9,384
Common stock to be issued	—	86
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 and 4,980,709 shares issued and outstanding at October 2, 2005 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $12,302 (October 2, 2005) and $12,452 (April 3, 2005)	10,911	11,044
Deferred stock compensation	(16)	(22)
Additional paid-in capital	28,339	27,974
Accumulated deficit	(74,684)	(93,795)

Total stockholders’ equity (deficit)	8,795	(10,689)

Total liabilities and stockholders’ equity (deficit)	$28,601	$17,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$12,751	$12,274	$25,418	$24,231
Licenses, royalties, and fees	192	516	811	1,030
Recognition of deferred licensing revenue	4,831	566	5,291	1,133

Net sales	17,774	13,356	31,520	26,394

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	6,471	6,094	12,803	11,822
Store operating expenses	4,347	4,289	8,708	8,446
Other operating expenses	869	731	1,587	1,358
Marketing, general and administrative costs	2,165	1,520	4,254	3,729
Depreciation and amortization	881	840	1,800	1,839
Evaluation of business integration opportunity	—	—	—	120
Store closure and lease termination costs	(46)	1	(35)	1

Total cost of goods sold and operating expenses	14,687	13,475	29,117	27,315

Operating income (loss)	3,087	(119)	2,403	(921)

Other income (expense)
Interest expense	(177)	(123)	(358)	(239)
Interest income	33	—	35	1
Gain on sale of Japan Rights	17,392	—	17,392	—
Miscellaneous income	18	13	44	24
Loan guarantee fee expense	(21)	(56)	(66)	(113)

Total other income (expense)	17,245	(166)	17,047	(327)

Income (loss) before income taxes	20,332	(285)	19,450	(1,248)
Income taxes	(336)	—	(339)	(34)

Net income (loss)	$19,996	$(285)	$19,111	$(1,282)

Earnings (loss) per share
Basic earnings (loss) per share	$1.13	$(0.02)	$1.08	$(0.08)
Diluted earnings (loss) per share	$0.39	$(0.02)	$0.37	$(0.08)
Weighted average shares used in computing earnings (loss) per share (in thousands)
Basic earnings (loss) per share	17,750	16,549	17,630	16,529
Diluted earnings (loss) per share	51,942	16,549	51,859	16,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,111	$(1,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,800	1,839
Store closure and lease termination costs	(35)	1
Non-cash interest expense	—	93
Employee stock option compensation expense	98	12
Loan guarantee fee expense	66	113
Provision for doubtful accounts	60	45
Loss (gain) on sale of property and equipment	(6)	4
Recognition of deferred license revenues	(5,291)	(1,133)
Changes in assets and liabilities
Accounts receivable	(374)	(1,109)
Receivable from Tully’s Coffee Japan Co., Ltd.	(3,681)	—
Inventories	(486)	(67)
Prepaid expenses and other assets	328	36
Accounts payable	(1,995)	1,099
Accrued liabilities	(288)	394
Deferred lease costs	(67)	(17)

Net cash provided by operating activities	9,240	28

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(442)	(193)
Proceeds from sale of property and equipment	30	19

Net cash used in investing activities	(412)	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	4,173	350
Payment of credit lines	(4,652)	(377)
Payments on long-term debt and capital leases	(384)	(224)
Proceeds from exercise of stock options	—	11
Proceeds from exercise of warrants	2	2

Net cash used in financing activities	(861)	(238)

Net increase (decrease) in cash and cash equivalents	7,967	(384)
Cash and cash equivalents at beginning of period	1,437	1,247

Cash and cash equivalents at end of period	$9,404	$863

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$364	$67
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$11	$12

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended October 2, 2005 (“Second Quarter 2006”), the twenty-six week period ended October 2, 2005 (“Six Months Fiscal 2006”), the thirteen week period ended September 26, 2004 (“First Quarter 2005”), and the twenty-six week period ended September 26, 2004 (“Six Months Fiscal 2005”) are not necessarily indicative of future financial results.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and our earnings (loss) per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$84	$4	$98	$12
Pro forma	$143	$12	$195	$10
Net income (loss)-as reported	$19,996	$(285)	$19,111	$(1,282)
Net income (loss)-pro forma	$19,937	$(293)	$19,014	$(1,280)
Basic earnings (loss) per share
As reported	$1.13	$(0.02)	$1.08	$(0.08)
Pro forma	$1.12	$(0.02)	$1.08	$(0.08)
Diluted earnings (loss) per share
As reported	$0.39	$(0.02)	$0.37	$(0.08)
Pro forma	$0.38	$(0.02)	$0.37	$(0.08)

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position.

Cash and cash equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

2. Liquidity

As discussed in Note 6, on August 19, 2005, we entered into an agreement (the “Japan Rights Agreement”) with our licensee for Japan, Tully’s Coffee Japan Co., Ltd., a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to herein as “Tully’s Coffee Japan”). Pursuant to that agreement, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005, as described in Note 6. The remaining $3,681,000 of the purchase price was paid by Tully’s Coffee Japan to Tully’s on October 5, 2005. This transaction has resulted in improved liquidity and capital resources for Tully’s. As a consequence of the Japan Rights sale, Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005.

At the August 31, 2005 closing of the Japan Rights sale, we repaid our Kent Central LLC (“KCL”) promissory note in the amount of $1,158,000 and that credit facility was terminated. On November 14, 2005 we repaid our $3,000,000 convertible note. These payments reduced the level of borrowings by Tully’s and reduced our future obligations for payments of principal and interest. We expect to maintain a secured credit facility, such as our current facility with Northrim Funding Services (see Note 4), as a financing resource for our working capital requirements. During Second Quarter 2006 we increased our inventory levels in connection with the growth of our Wholesale division, and we reduced our accounts payable and accrued liabilities through more prompt payments to our suppliers.

As of October 2, 2005 we had cash and cash equivalents of $9,404,000, and working capital of $5,033,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2006 and for Fiscal 2007, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. We expect to increase our investment in property and equipment during the balance of Fiscal 2006 and Fiscal 2007, as compared to the levels of Fiscal 2004 and Fiscal 2005. During the remainder of Fiscal 2006 and in Fiscal 2007, we expect that most new Tully’s stores in the United States and in any new foreign markets (outside of Japan) will be franchised stores, rather than company-operated stores. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to inspection, quality control and training. We expect to open between two and four new company-operated stores in the second half of Fiscal 2006, depending on the timing of lease agreements and construction, and one or two new company-operated stores in Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. During the second half of Fiscal 2006, we expect capital expenditures other than new stores will be from $2,000,000 to $2,500,000. Some of these capital expenditures may be accomplished through operating or capital leases.

Liabilities at October 2, 2005 include deferred license revenue in the aggregate amount of $5,040,000. We will recognize non-cash revenues of approximately $1,440,000 annually through the fiscal year ending March 29, 2009. The future cash expenses associated with this deferred license revenue balance are expected to be less than $100,000 per year. Accordingly, we expect to reduce the deferred licensing revenue balance through less than $400,000 of future cash expenditures.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2006 and Fiscal 2007, and the cash and cash equivalents of $9,404,000 at October 2, 2005, and the Northrim credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 or Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2006 or Fiscal 2007 in order to fund a higher level of growth.

3. Inventories

Inventories consist of the following:

	October 2, 2005 (unaudited)	April 3, 2005
	(dollars in thousands)
Coffee
Unroasted coffee	$1,240	$822
Roasted coffee	856	671
Other goods held for sale	381	503
Packaging and other	365	334

Total	$2,842	$2,330

4. Credit lines and long term debt

On November 1, 2002, Tully’s entered into a borrowing arrangement with KCL that was secured by substantially all of our assets (the “KCL promissory note”). On August 31, 2005, the KCL promissory note plus accrued interest was repaid in full. Concurrently with the repayment of the KCL promissory note, the guaranty agreements between Tully’s and the several guarantors of the KCL promissory note were terminated and the guarantors released their conditional security interest in Tully’s assets.

On June 22, 2005, Tully’s entered into a new secured credit facility with Northrim Funding Services, a division of Northrim Bank (the “Northrim Facility”). The Northrim Facility provides a credit facility of up to $3,000,000, subject to the amount of eligible accounts receivable. The initial term of the Northrim Facility agreement expires July 19, 2006, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus five percent (which totalled 11.8% at October 2, 2005) and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

Obligations under the Northrim Facility and long-term debt (other than the convertible promissory note described in Note 5) consist of the following:

	October 2, 2005 (unaudited)	April 3, 2005
	(dollars in thousands)
Borrowings under the Northrim Facility	$1,757	$—
Borrowings under the KCL promissory note	—	2,366
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	184

	1,757	2,550
Less: Current portion	(1,757)	(1,950)

Total	$—	$600

5. Convertible promissory note

In December 2000, Tully’s issued a convertible promissory note in the principal amount of $3,000,000, convertible into Series A Preferred stock at the option of the note holder. The note was subsequently amended to mature on August 1, 2006 and to bear interest at 8% per year. On November 14, 2005, Tully’s repaid the $3,000,000 convertible promissory note and accrued interest.

6. Japan Rights sale

The license and supply agreements with our licensee for Japan, Tully’s Coffee Japan, were subject to renewal at the end of Fiscal 2006 and the parties had been in discussion regarding possible modifications in these license and supply agreements. As the result of these discussions, on August 19, 2005, Tully’s and Tully’s Coffee Japan entered into the Japan Rights Agreement under which Tully’s agreed to sell to Tully’s Coffee Japan all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan. The Japan Rights Agreement does not provide Tully’s Coffee Japan with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005. The remaining $3,681,000 of the purchase price was paid by Tully’s Coffee Japan to Tully’s on October 5, 2005. Under the Japan Rights Agreement, the parties also resolved a tax indemnification claim previously made by Tully’s Coffee Japan without any further payments by either party.

During Second Quarter 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale, as follows (dollars in thousands):

Cash sales price for Japan Rights	$17,500
Less - transaction costs	(108)

Gain on sale of Japan Rights	$17,392

The gain recognized on the Japan Rights sale is expected to be taxable for federal and state income tax purposes. We expect that our net operating loss carryforwards will offset this gain for federal income tax purposes, but that a portion of the gain will be taxable for state income taxes and for federal alternative minimum tax (“AMT”) purposes. In Second Quarter 2006 we recognized estimated state income tax and AMT expense of $335,000, which is included in accrued liabilities at October 2, 2005.

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$192	$516	$811	$1,030

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000, in Second Quarter 2006. Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with Ueshima Coffee Company (“UCC”) is summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recognition of deferred license revenue
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$66	$206	$166	$413
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	4,405	—	4,405	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	4,471	206	4,571	413
Periodic recognition of deferred license revenue under UCC license agreement	360	360	720	720

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$4,831	$566	$5,291	$1,133

7. Commitments and contingencies

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleges that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and seeks damages, restitution, reclassification and attorneys’ fees and costs. Since the lawsuit was filed, Tully’s has investigated the matter and vigorously defended this litigation. Tully’s has also pursued alternative dispute resolution possibilities with the plaintiffs. While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005, the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to final court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the Court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. Tully’s expects that the final court approval would occur late in Fiscal 2006.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

8. Stock options and warrants

Options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $1.50 per share for options granted in Six Months Fiscal 2006.

Option grants to employees and directors and deferred stock compensation during Six Months Fiscal 2006 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.31	35,000	$42
$1.50	479,000	—
$2.00	30,000	—

Total grants to employees and directors in the twenty-six week period ended October 2, 2005	544,000	42
Increase to deferred stock compensation from amendment to existing stock options		69
Application of stock option grants to accrued compensation liability		(19)
Deferred stock compensation at April 3, 2005		22
Less - amount recognized as stock option expense in the twenty-six week period ended October 2, 2005		(98)

Deferred stock compensation at October 2, 2005		$16

Warrants

During Second Quarter 2006, we issued warrants to the guarantors of the KCL promissory note to purchase 44,767 shares of common stock with an exercise price of $0.05 per share (including warrants for 13,430 shares to guarantors who are directors of Tully’s) as compensation for making such guaranties during Second Quarter 2006 prior to the repayment of such debt. In total, warrants to purchase 229,927 shares of common stock with an exercise price of $0.05 per share (including warrants for 68,978 shares to guarantors who are directors of Tully’s) were issued to such guarantors during the Six Months Fiscal 2006.

9. Stockholders’ Equity

During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). The rights offering closed on February 8, 2005. In May 2005, we issued 337,216 shares of common stock, 180,888 shares of Series A Convertible Preferred stock, and warrants to purchase 90,444 shares of common stock to the subscribers in the rights offering.

10. Segment Reporting

We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising and licensing of Tully’s stores in the United States and for developing business opportunities for complementary Tully’s-branded products.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,625	$9,852	$19,425	$19,837
Wholesale division	3,121	2,406	5,986	4,353
Specialty division (1)	5,028	1,098	6,109	2,204

Total net sales	$17,774	$13,356	$31,520	$26,394

Operating income (loss)
Retail division (2)	$81	$427	$212	$1,052
Wholesale division (2)	508	357	1,011	556
Specialty division (1)	4,852	1,034	5,825	2,092
Corporate and other expenses (2) (3)	(2,270)	(1,908)	(4,547)	(4,556)
Gain on sale of Japan Rights	17,392	—	17,392	—
Interest and other, net	(567)	(195)	(782)	(426)

Net income (loss)	$19,996	$(285)	$19,111	$(1,282)

Depreciation and amortization
Retail division	$607	$598	$1,241	$1,297
Wholesale division	85	75	168	170
Specialty division	**	**	**	**
Corporate and other expenses	189	167	391	372

Total depreciation and amortization	$881	$840	$1,800	$1,839

**	Amounts are less than $1,000.

(1)	Specialty division net sales and operating income include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 6).

(2)	Amounts for the thirteen and twenty-six week periods ended September 26, 2004 reflect reclassification of favorable plant variances from corporate and other expenses to the Retail and Wholesale divisions to conform to the current year classification.

(3)	Corporate and other expenses for the twenty-six weeks ended September 26, 2004 include $120,000 of costs for evaluation of business integration with Tully’s Coffee Japan, and $402,000 of severance costs in connection with the resignation of our then-president.

11. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) adjusted to eliminate the interest on convertible debt (if assumed to be converted), by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Second Quarter 2005 and Six Months Fiscal 2005 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$19,996	$(285)	$19,111	$(1,282)
Adjustments for basic earnings (loss) per share	—	—	—	—

Net income (loss) for basic earnings (loss) per share	$19,996	$(285)	$19,111	$(1,282)

Weighted average shares used in computing basic earnings (loss) per share	17,750	16,549	17,630	16,529
Basic earnings (loss) per share	$1.13	$(0.02)	$1.08	$(0.08)
Computation of diluted earnings (loss) per share
Net income (loss)	$19,996	$(285)	$19,111	$(1,282)
Add interest on convertible note, if assumed to be converted	60	—	140	—

Net income (loss) for diluted earnings (loss) per share	$20,056	$(285)	$19,251	$(1,282)

Weighted average shares used in computing diluted earnings (loss) per share	51,942	16,549	51,859	16,529
Diluted earnings (loss) per share	$0.39	$(0.02)	$0.37	$(0.08)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	17,750	16,549	17,630	16,529

Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	17,562	—	17,506	—
Dilutive effect of Series B Convertible Preferred stock	4,930	—	4,955	—
Dilutive effect of convertible promissory note	1,354	—	1,354	—
Dilutive effect of stock options (treasury stock method)	2,379	—	2,393	—
Dilutive effect of warrants (treasury stock method)	7,967	—	8,021	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	34,192	—	34,229	—

Weighted average shares used in computing diluted earnings (loss) per share	51,942	16,549	51,859	16,529

12. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net income (loss) during the twenty-six week periods ended October 2, 2005 and September 26, 2004, so that net income (loss) equaled comprehensive income (loss) in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended October 2, 2005 (“Second Quarter 2006”) and the twenty-six week period ended October 2, 2005 (“Six Months Fiscal 2006). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2005, filed with the SEC on July 13, 2005 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Factors that May Affect Our Future Results.”

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of Fiscal 2004 and Fiscal 2003 included 52 weeks. The fiscal year ending April 2, 2006 (“Fiscal 2006”) will include 52 weeks.

As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, on August 19, 2005, we entered into an agreement (the “Japan Rights Agreement”) with our licensee for Japan, Tully’s Coffee Japan Co., Ltd., a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to herein as “Tully’s Coffee Japan”). Pursuant to that agreement, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005 and $3,681,000 on October 5, 2005. As further discussed below, the effects of this transaction on our financial condition and results of operations for Second Quarter 2006 and Six Months Fiscal 2006, and our expected future financial condition and results of operations include:

•	A $17,392,000 gain on the sale of the Japan Rights was recognized in the Second Quarter 2006;

•	As the result of the termination of our license and supply agreements with Tully’s Coffee Japan, $4,405,000 of deferred license revenue was recognized in Second Quarter 2006, and Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005; and

•	The cash proceeds from the transaction have improved our liquidity and have provided capital resources for use in the development of our business. We have repaid all borrowings under our Kent Central promissory note and our convertible promissory note.

As a result of the Japan Rights sale, the risks and rewards from the development of the Tully’s brand in Japan will accrue directly to Tully’s Coffee Japan as the owner of the Tully’s proprietary intellectual properties in Japan, and Tully’s will not be directly affected by the business activities of Tully’s Coffee Japan. The Japan Rights Agreement does not provide Tully’s Coffee Japan with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies. As the result of this transaction, we will be less dependent upon our relationship with Tully’s Coffee Japan and have greater financial resources currently available for the development of our Retail division and Wholesale division within the United States, and for the development of our Specialty division within the United States and internationally outside of Japan.

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

During the Six Months Fiscal 2006, we introduced new summer products to customers through a promotion that included “free trial” and discount pricing offers, and implemented programs to improve retail store service levels, including increases in store staffing and new training programs. These ongoing initiatives are having negative financial effects in the short term, but are intended to grow our retail customer traffic and sales in the future. Due to limited capital availability (before the Japan Rights sale was completed), we limited our investment in remodeling and renovation of existing stores and for opening of new stores. As a result of these factors and increased costs for coffee and occupancy, in Second Quarter 2006, Retail division operating income decreased as compared to the thirteen week period ended September 26, 2004 (“Second Quarter 2005”) by $346,000, to $81,000.

During Fiscal 2004 and Fiscal 2005, our Wholesale division focused on growth through the addition of new customers and territories. This strategy resulted in incremental operating costs and sales discounts that adversely affected the division’s financial results during the last half of Fiscal 2004 and the first half of Fiscal 2005. The strategy has resulted in much greater distribution of our products in the supermarket and food service channels and we believe is providing a basis for improved results in our Wholesale division. Our Wholesale division reported a $715,000 (29.7%) increase in net sales for Second Quarter 2006 compared to the prior year quarter, and Wholesale division operating income increased by $151,000 (42.3%) to $508,000, compared to Second Quarter 2005. The termination of license and supply agreements upon the Japan Rights sale resulted in accelerated recognition of $4,405,000 of deferred license revenue and a decrease of $324,000 in license fees and coffee roasting fees, so that Specialty division net sales increased by $3,930,000 for Second Quarter 2006 compared to Second Quarter 2005.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 2, 2005 *	September 26, 2004	October 2, 2005 *	September 26, 2004
Percentage of total net sales:
Retail division	54.1%	73.8%	61.6%	75.2%
Wholesale division	17.6%	18.0%	19.0%	16.5%
Specialty division	28.3%	8.2%	19.4%	8.3%

	100.0%	100.0%	100.0%	100.0%

*	Percentages for Second Quarter 2006 and the Six Months Fiscal 2006 include the effects from the accelerated recognition of $4,405,000 of deferred license revenues. Excluding this amount, the percentages for Second Quarter 2006 would be Retail (72.0%), Wholesale (23.3%) and Specialty (4.7%), and for the Six Months Fiscal 2006 would be Retail (71.6%), Wholesale (22.1%) and Specialty (6.3%).

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Twenty-Six-Week Periods Ended
	October 2, 2005		September 26, 2004
STORES OPERATED BY TULLY’S:
Beginning of the period	92		94

Opened stores	1		—
Closed stores	(1)		(1)

End of the period	92		93

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	207
U.S. franchisees and licensees	12		5

Total International and U.S. franchisees and licensees	12		212

Total retail stores at end of the period	104		305

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 270 stores as of the end of Second Quarter 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Results of Operations

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net income (loss) (dollars in thousands):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net income (loss)	$19,996	$(285)	$19,111	$(1,282)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	165	179	389	351
Income taxes	336	—	339	34
Depreciation and amortization	881	840	1,800	1,839

Earnings before interest, taxes, depreciation and amortization	$21,378	$734	$21,639	$942

Second Quarter 2006 Compared To Second Quarter 2005

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the thirteen week periods ended September 26, 2004 and October 2, 2005, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during Second Quarter 2006 as a result of the Japan Rights sale. The statement of operations data for the thirteen week period ended October 2, 2005 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Thirteen Week Periods Ended
	Pro forma October 2, 2005	October 2, 2005	September 26, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	95.4%	71.7%	91.9%
Licenses, royalties, and fees	1.4%	1.1%	3.9%
Recognition of deferred license revenue	3.2%	27.2%	4.2%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	48.4%	36.4%	45.6%
Store operating expenses	32.5%	24.5%	32.1%
Other operating expenses	6.5%	4.9%	5.5%
Marketing, general and administrative costs	16.2%	12.2%	11.4%
Depreciation and amortization	6.6%	5.0%	6.3%
Store closure and lease termination costs	(0.3)%	(0.3)%	*

Total cost of goods sold and operating expenses	109.9%	82.7%	100.9%

Operating income (loss)	(9.9)%	17.3%	(0.9)%
Other income (expense)
Interest expense	(1.3)%	(1.0)%	(0.9)%
Interest income	0.3%	0.2%	—%
Gain on sale of Japan Rights	130.1%	97.9%	—%
Miscellaneous income	0.1%	0.1%	0.1%
Loan guarantee fee expense	(0.2)%	(0.1)%	(0.4)%

Income (loss) before income taxes	119.1%	114.4%	(2.1)%
Income taxes	(2.5)%	(1.9)%	—%

Net income (loss)	116.6%	112.5%	(2.1)%

*	Amount is less than 0.1%

Net Sales

Our net sales for Second Quarter 2006 increased $4,418,000, or 33.1%, to $17,774,000 as compared to net sales of $13,356,000 for Second Quarter 2005. The increase in net sales was comprised as follows:

Total company Second Quarter 2006 compared to Second Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$477
Licenses, royalties and fees	(324)
Recognition of deferred license revenue	4,265

Net sales	$4,418

Sales of products increased by $477,000, or 3.9%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in Second Quarter 2006, and licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional increase in net sales was comprised as follows:

Total company Second Quarter 2006 compared to Second Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(227)
Wholesale division	715
Specialty division	3,930

Total company	$4,418

The Retail division sales decrease represented a 2.3% decrease compared to Second Quarter 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase Second Quarter 2006 compared to Second Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(134)
Sales decrease from stores closed during Fiscal 2005 and Fiscal 2006	(163)
Sales increase from new stores	112
Other	(42)

Total Retail division	$(227)

Comparable store sales are defined as sales from company-operated stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) for each of the twelve quarters from the third quarter of Fiscal 2003 through Second Quarter 2006 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) the increased availability of Tully’s coffee in supermarkets, and (iv) the relative levels and effectiveness of product innovation and marketing during each period.

One new company-operated store opened during each of Fiscal 2005 and the Six Months Fiscal 2006 and produced a net sales increase of $112,000 for Second Quarter 2006. During each of Fiscal 2005 and the Six Months Fiscal 2006, we closed one store, resulting in a sales decrease of $163,000 in Second Quarter 2006 as compared to Second Quarter 2005.

Wholesale division net sales increased $715,000, or 29.7%, to $3,121,000 for the Second Quarter 2006 from $2,406,000 for the Second Quarter 2005. The increase reflects a $567,000 net sales increase in the grocery channel, reflecting growth in the number of supermarkets selling Tully’s coffees and expanded product offerings in existing supermarket customers. Wholesale sales in the food service channel also increased by $92,000, reflecting increasing levels of business for our food service distributors in the Western United States. The increases and decreases in Wholesale division sales shown in the graph below reflect the general growth of our product distribution during the last twelve fiscal quarters, and normal seasonal patterns (generally, a larger percentage of our annual Wholesale division sales occur in the second and third quarters of our fiscal year).

Net sales for the Specialty division increased by $3,930,000, from $1,098,000 to $5,028,000 for the Second Quarter 2006 as compared to Second Quarter 2005, reflecting the effects of the Japan Rights sale, as described above.

Licensee and Franchisee Store Count (end of period)

	FY03 Q3	FY03 Q4	FY04 Q1	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2
International Licensees	102	113	124	135	155	175	198	207	228	245	260	—	*
US Franchisees	—	—	—	—	—	1	2	3	4	5	6	12

Total	102	113	124	135	155	176	200	210	232	250	266	12

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 270 stores as of the end of Second Quarter 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in Second Quarter 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Second Quarter 2006 amounts as a percentage of net sales as compared with Second Quarter 2005. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Second Quarter 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $377,000, or 6.2%, to $6,471,000 for the Second Quarter 2006 as compared to Second Quarter 2005. The increase reflects approximately $440,000 of cost of goods sold for increased sales of our Wholesale division in the quarter and approximately $300,000 of increased costs for green coffee with the new coffee crop, partially offset by the reclassification (from marketing, general and administrative costs) of favorable roasting and packaging plant efficiency and volume variances of $450,000 to cost of goods sold during Second Quarter 2006. This reclassification had no effect on net income and, due to the amounts involved, was previously an annual reclassification made in the fourth quarter. With the increasing volumes of coffee associated with our Wholesale division growth, we now consider it appropriate to make this reclassification quarterly. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 36.4% for Second Quarter 2006 (increased to 48.4% pro forma) as compared to 45.6% for Second Quarter 2005, reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Second Quarter 2006 compared to Second Quarter 2005. Additionally, the Retail division gross margin was lower in Second Quarter 2006 compared to Second Quarter 2005, reflecting the product discount strategies described above and higher costs.

Store operating expenses increased $58,000, or 1.4%, to $4,347,000 in Second Quarter 2005 from $4,289,000 in Second Quarter 2005 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs, offset by the costs of having one fewer company-operated store. As a percentage of total net sales, store operating expenses decreased to 24.5% for Second Quarter 2006 (increased to 32.5% pro forma) compared to 32.1% for Second Quarter 2005.

Other operating expenses (expenses associated with all operations other than retail stores) increased $138,000 or 18.9% to $869,000 during Second Quarter 2006 from $731,000 in Second Quarter 2005, primarily as the result of costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses decreased to 4.9% for Second Quarter 2006 (increased to 6.5% pro forma) from 5.5% in Second Quarter 2005.

Marketing, general and administrative costs increased $645,000, or 42.4%, to $2,165,000 during Second Quarter 2006 from $1,520,000 in Second Quarter 2005, which includes the effects of the reclassification (to cost of goods sold and related occupancy expenses) of favorable roasting and packaging plant efficiency and volume variances during Second Quarter 2006, as described above. Severance and related costs of $63,000 were incurred in Second Quarter 2006 whereas no such costs were incurred in Second Quarter 2005. Additionally, a state tax audit (covering multiple years) was completed, with a resulting $52,000 charge to marketing, general and administrative costs for Second Quarter 2006.

Depreciation and amortization expense increased $41,000, or 4.9%, to $881,000 for Second Quarter 2006 from $840,000 in Second Quarter 2005.

Operating Profit

As a result of the factors described above (including the accelerated recognition of $4,405,000 of deferred license revenues in Second Quarter 2006), we had operating income of $3,087,000 for Second Quarter 2006, which is an improvement of $3,206,000 as compared to the operating loss of $119,000 for Second Quarter 2005.

Other Income (Expense)

During Second Quarter 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense increased $54,000 or 43.9% to $177,000 for Second Quarter 2006 as compared to $123,000 for Second Quarter 2005, reflecting a higher cost of interest on the convertible note, interest charges on rescheduled green coffee shipments, and $32,000 of interest from the state tax audit described above. This was partially offset by lower interest due to the lower borrowings on the KCL promissory note, which was repaid during Second Quarter 2006.

Net Income

As a result of the factors described above, we had net income of $19,996,000 for Second Quarter 2006, which is an improvement of $20,281,000 as compared to the net loss of $285,000 during Second Quarter 2005.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $21,378,000 for Second Quarter 2006, which represents an increase of $20,644,000 as compared to EBITDA of $734,000 for Second Quarter 2005.

The effects of the Japan Rights sale on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Income (Loss)	Net Income (Loss)
Second Quarter 2006 Operating Results	$21,378	$3,087	$19,996
Deduct accelerated recognition of deferred license revenue	(4,405)	(4,405)	(4,405)
Add income tax effect of Japan Rights sale	—	—	335
Deduct gain on Japan Rights sale	(17,392)	—	(17,392)

Adjusted Operating Results for Second Quarter 2006	$(419)	$(1,318)	$(1,466)

Second Quarter 2005 Operating Results	$734	$(119)	$(285)

Six Months Fiscal 2006 Compared To Six Months Fiscal 2005

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the twenty-six week periods ended September 26, 2004 (“Six Months Fiscal 2005”) and October 2, 2005, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during the Six Months Fiscal 2006 as a result of the Japan Rights sale. The statement of operations data for the twenty-six week period ended October 2, 2005 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Twenty-Six Week Periods Ended
	Pro forma October 2, 2005	October 2, 2005	September 26, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	93.7%	80.6%	91.8%
Licenses, royalties, and fees	3.0%	2.6%	3.9%
Recognition of deferred license revenue	3.3%	16.8%	4.3%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	47.2%	40.6%	44.8%
Store operating expenses	32.1%	27.6%	32.0%
Other operating expenses	5.9%	5.0%	5.1%
Marketing, general and administrative costs	15.7%	13.5%	14.1%
Depreciation and amortization	6.6%	5.7%	7.0%
Evaluation of business integration	—%	—%	0.5%
Store closure and lease termination costs	(0.1)%	(0.1)%	*

Total cost of goods sold and operating expenses	107.4%	92.4%	103.5%

Operating income (loss)	(7.4)%	7.6%	(3.5)%
Other income (expense)
Interest expense	(1.3)%	(1.1)%	(0.9)%
Interest income	0.1%	0.1%	*
Gain on sale of Japan Rights	64.1%	55.2%	—%
Miscellaneous income	0.2%	0.1%	0.1%
Loan guarantee fee expense	(0.2)%	(0.2)%	(0.4)%

Income (loss) before income taxes	55.5%	61.7%	(4.8)%
Income taxes	(1.3)%	(1.1)%	(0.1)%

Net income (loss)	54.2%	60.6%	(4.9)%

*	Amount is less than 0.1%

Net Sales

Our net sales for the Six Months Fiscal 2006 increased $5,126,000, or 19.4%, to $31,520,000 as compared to net sales of $26,394,000 for the Six Months Fiscal 2006. The increase in net sales was comprised as follows:

Total company Six Months Fiscal 2006 compared to Six Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$1,187
Licenses, royalties and fees	(219)
Recognition of deferred license revenue	4,158

Net sales	$5,126

Sales of products increased by $1,187,000, or 4.9%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in the Six Months Fiscal 2006, and licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional increase in net sales was comprised as follows:

Total company Six Months Fiscal 2006 compared to Six Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(412)
Wholesale division	1,633
Specialty division	3,905

Total company	$5,126

The Retail division sales decrease represented a 2.1% decrease compared to the Six Months Fiscal 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2006 compared to Six Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(260)
Sales decrease from stores closed during Fiscal 2005 and Fiscal 2006	(318)
Sales increase from new stores	180
Other	(14)

Total Retail division	$(412)

One new company-operated store opened during each of Fiscal 2005 and the Six Months Fiscal 2006 and produced a net sales increase of $180,000 for the Six Months Fiscal 2006. During the Six Months Fiscal 2006 we closed one store and in Fiscal 2005 we closed one store, resulting in a sales decrease of $318,000 for the Six Months Fiscal 2006 as compared to Six Months Fiscal 2005.

Wholesale division net sales increased $1,633,000, or 37.5%, to $5,986,000 for the Six Months Fiscal 2006 from $4,353,000 for the Six Months Fiscal 2005. The increase reflects a $1,201,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees and expanded product offerings. Wholesale sales in the food service channel increased by $457,000, reflecting increasing levels of business for our food service distributors in the Western United States.

Net sales for the Specialty division increased by $3,905,000 to $6,109,000 for the Six Months Fiscal 2006 as compared to the Six Months Fiscal 2005, reflecting the effects of the Japan Rights sale as described above.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in the Six Months Fiscal 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Six Months Fiscal 2006 amounts as a percentage of net sales as compared with Six Months Fiscal 2005. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Six Months Fiscal 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $981,000, or 8.3%, to $12,803,000 for the Six Months Fiscal 2006 as compared to Six Months Fiscal 2005. The increase reflects approximately $945,000 of cost of goods sold for increased sales of our Wholesale division in the twenty-six week period and approximately $300,000 of increased costs for green coffee with the new coffee crop, partially offset by the reclassification (from marketing, general and administrative costs) of favorable roasting and packaging plant efficiency and volume variances of $450,000 to cost of goods sold during Six Months Fiscal 2006, as discussed above. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 40.6% for Six Months Fiscal 2006 (increased to 47.2% pro forma) as compared to 44.8% for Six Months Fiscal 2005, reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Six Months Fiscal 2006 compared to Six Months Fiscal 2005. Additionally, the Retail division gross margin was lower in Six Months Fiscal 2006 compared to Six Months Fiscal 2005, reflecting the product discount strategies described above and higher costs.

Store operating expenses increased $262,000, or 3.1%, to $8,708,000 in Six Months Fiscal 2006 from $8,446,000 in Six Months Fiscal 2005 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs, offset by the costs of having one fewer company-operated store. As a percentage of total net sales, store operating expenses decreased to 27.6% for Six Months Fiscal 2006 (increased to 32.1% pro forma) compared to 32.0% for Six Months Fiscal 2005.

Other operating expenses (expenses associated with all operations other than retail stores) increased $229,000 or 16.9% to $1,587,000 during Six Months Fiscal 2006 from $1,358,000 in Six Months Fiscal 2005, primarily as the result of costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses decreased to 5.0% for Six Months Fiscal 2006 (increased to 5.9% pro forma) from 5.1% in Six Months Fiscal 2005.

Marketing, general and administrative costs increased $525,000 or 14.1%, to $4,254,000 during the Six Months Fiscal 2006 from $3,729,000 in the Six Months Fiscal 2005. Severance and related costs of $63,000 were incurred in the Six Months Fiscal 2006, as compared to $402,000 of severance and related costs incurred in the Six Months Fiscal 2005. This also includes the effects of the reclassification (to cost of goods sold and related occupancy expenses) of favorable roasting and packaging plant efficiency and volume variances during Six Months Fiscal 2006, as described above. Additionally, a state tax audit (covering multiple years) was completed, with a resulting $52,000 charge to marketing, general and administrative costs for the Six Months Fiscal 2006.

Depreciation and amortization expense decreased $39,000, or 2.1%, to $1,800,000 for the Six Months Fiscal 2006 from $1,839,000 for the Six Months Fiscal 2005.

During Fiscal 2004 we entered into preliminary discussions with Tully’s Coffee Japan about the possibility of integrating our business with Tully’s Coffee Japan. On May 12, 2004, we reported that we had ceased discussions with Tully’s Coffee Japan. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $120,000 in the Six Months Fiscal 2005 (no such costs were incurred in the Six Months Fiscal 2006).

Operating Income

As a result of the factors described above, we had operating income of $2,403,000 for the Six Months Fiscal 2006, which is an increase of $3,324,000 as compared to the operating loss of $921,000 during the Six Months Fiscal 2005.

Other Income (Expense)

During the Six Months Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense increased $119,000 or 49.8% to $358,000 for the Six Months Fiscal 2006 as compared to $239,000 for the Six Months Fiscal 2005, reflecting a higher cost of interest on the convertible note, interest charges on rescheduled green coffee shipments, and $32,000 of interest from the state tax audit described above. This was partially offset by lower interest due to the lower borrowings on the KCL promissory note, which was repaid near the end of the Six Months Fiscal 2006.

Net Income

As a result of the factors described above, we had net income of $19,111,000 for the Six Months Fiscal 2006, which is an increase of $20,393,000, as compared to the net loss of $1,282,000 for the Six Months Fiscal 2005.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $21,639,000 for the Six Months Fiscal 2006, which represents an increase of $20,697,000 as compared to EBITDA of $942,000 during the Six Months Fiscal 2005.

As previously noted, during the Six Months Fiscal 2005 we ceased discussions regarding the possible integration of Tully’s and Tully’s Coffee Japan, and we accrued severance and other costs in connection with the resignation of our then-president. The effects of these charges and the Japan Rights sale on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Income (Loss)	Net Income (Loss)
Six Months Fiscal 2006 Operating Results	$21,639	$2,403	$19,111
Add back severance costs	63	63	63
Deduct accelerated recognition of deferred license revenue	(4,405)	(4,405)	(4,405)
Add income tax effect of Japan Rights sale	—	—	335
Deduct gain on Japan Rights sale	(17,392)	—	(17,392)

Comparative Operating Results for Six Months Fiscal 2006	$(95)	$(1,939)	$(2,288)

Six Months Fiscal 2005 Operating Results	$942	$(921)	$(1,282)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back severance costs	402	402	402

Comparative Operating Results for Six Months Fiscal 2005	$1,464	$(399)	$(760)

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$19,111	$(1,282)
Adjustments for depreciation and other non-cash operating statement amounts	(3,308)	974

Net income (loss) adjusted for non-cash operating statement amounts	15,803	(308)
Cash provided by changes in assets and liabilities	(6,563)	336

Net cash provided by operating activities	9,240	28
Purchases of property and equipment	(442)	(193)
Net borrowings (repayments) of debt and capital leases	(863)	(251)
Other	32	32

Net increase (decrease) in cash and cash equivalents	$7,967	$(384)

Overall, our operating activities, investing activities, and financing activities added $7,967,000 of cash and cash equivalents during the Six Months Fiscal 2006 as compared to cash used of $384,000 during the Six Months Fiscal 2005.

As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, on August 19, 2005, we entered into the Japan Rights Agreement with Tully’s Coffee Japan. Pursuant to that agreement, on August 31, 2005 we sold the Japan Rights for $17,500,000. The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005 and $3,681,000 on October 5, 2005. This transaction has resulted in improved liquidity and capital resources for Tully’s. As a consequence of the Japan Rights sale, Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. We have used proceeds from the Japan Rights sale to repay our Kent Central LLC (“KCL”) promissory note and our convertible note, which has reduced the level of borrowings by Tully’s and reduced our future obligations for payments of principal and interest.

Cash provided from operating activities increased in the Six Months Fiscal 2006 to $9,240,000, an increase of $9,212,000 compared to $28,000 provided by operating activities in the Six Months Fiscal 2005. This was due, in part, to the items discussed above under “Overview” and “Results of Operations” and to changes in the elements of working capital as described below.

The increase in cash provided by operating activities reflects an increased investment in accounts receivable, offset by decreased accounts payable and accrued liabilities in the Six Months Fiscal 2006. During the Six Months Fiscal 2006, our investment in accounts receivable increased by $315,000, or 18.7% to $2,002,000 at October 2, 2005, compared to $1,687,000 at April 3, 2005, as the result of the higher levels of sales in our Wholesale division, offset by the elimination of receivables for license fees and royalties from the termination of the related agreements with Tully’s Coffee Japan after August 31, 2005. At October 2, 2005 we had a $3,681,000 receivable from Tully’s Coffee Japan from the Japan Rights sale, which was paid in full to Tully’s on October 5, 2005. During the Six Months Fiscal 2006 we increased our inventory levels by $512,000 or 22.0% to $2,842,000 at October 2, 2005, compared to $2,330,000 at April 3, 2005 in connection with the growth of our Wholesale division and seasonal requirements. Accounts payable decreased by $1,996,000 during the Six Months Fiscal 2006, reflecting more prompt payments to our suppliers, and accrued liabilities decreased by $585,000 in Six Months Fiscal 2006 as the result of payments.

Investing activities used cash of $412,000 in Six Months Fiscal 2006 and $174,000 in Six Months Fiscal 2005. Cash used for capital expenditures was $442,000 in Six Months Fiscal 2006, primarily for improvements to existing retail stores, and $193,000 in Six Months Fiscal 2005.

Financing activities used cash of $861,000 in Six Months Fiscal 2006 and $238,000 in Six Months Fiscal 2005. At the August 31, 2005 closing of the Japan Rights sale, we repaid our KCL promissory note in the amount of $1,158,000 and that credit facility was terminated. During the Six Months Fiscal 2006, our net borrowings under the new credit facility with Northrim Funding Services (“Northrim”) were $1,757,000 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements), with the proceeds used to fund repayment of other debt and for general business purposes.

As of October 2, 2005 we had cash and cash equivalents of $9,404,000, and working capital of $5,033,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2006 and for Fiscal 2007, other than normal operating expenses and the commitments described below and in the Form 10-K and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division business, and roasting plant equipment. We expect to increase our investment in property and equipment during the balance of Fiscal 2006 and Fiscal 2007, as compared to the levels of Fiscal 2004 and Fiscal 2005. During the remainder of Fiscal 2006 and in Fiscal 2007, we expect that most new Tully’s stores in the United States and in any new foreign markets (outside of Japan) will be franchised stores, rather than company-operated stores. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to inspection, quality control and training. We expect to open between two and four new company-operated stores in the second half of Fiscal 2006, depending on the timing of lease agreements and construction, and one or two new company-operated stores in Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. During the second half of Fiscal 2006, we expect capital expenditures other than new stores will be from $2,000,000 to $2,500,000. Some of these capital expenditures may be accomplished through operating or capital leases. On November 14, 2005 we repaid our $3,000,000 convertible note. We expect to maintain a secured credit facility, such as our current Northrim facility, as a financing resource for our working capital requirements.

Liabilities at October 2, 2005 include deferred license revenue in the aggregate amount of $5,040,000. We will recognize non-cash revenues of approximately $1,440,000 annually through the fiscal year ending March 29, 2009. The future cash expenses associated with this deferred license revenue balance are expected to be less than $100,000 per year. Accordingly, we expect to reduce the deferred licensing revenue balance through less than $400,000 of future cash expenditures.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2006 and Fiscal 2007, and the cash and cash equivalents of $9,404,000 at October 2, 2005, and the Northrim credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 or Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2006 or Fiscal 2007 in order to fund a higher level of growth than described above.

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

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

An investment in our securities involves a high degree of risk. If any of the following risks actually occur, our business, financial condition and results of operations could suffer. In these circumstances, the value of our securities could decline, and you may lose all or part of your investment.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

Prior to Fiscal 2006, we have incurred losses in every year of operations. As a result of the Japan Rights sale, we expect to report a net profit for Fiscal 2006, but we cannot assure you that we will remain profitable.

Our credit facility restricts our operating flexibility and ability to raise additional capital. If we were to default under the facility, the lender would have a right to seize certain of our assets.

Our Northrim secured credit facility provides the lender with a security interest in our accounts receivable and inventories. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lenders taking actions that might be detrimental to the interests of our other creditors and shareholders.

We may require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. As the result of the Japan Rights sale, described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, we will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. We may need to raise additional capital in the future to fund growth of the business and repayment of our obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors or that would require the repayment of the current lender. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and substantially reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories or international contract interests). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Lawsuits and other claims against us may adversely affect our operating results and our financial condition.

We may from time to time become involved in legal proceedings or other claims. We have recently entered into a tentative settlement (subject to court approval and acceptance by the class members) of claims asserted against us in an employment practices lawsuit, which will require the payment of approximately $800,000 during the next three years, and the issuance of 300,000 shares of common stock to the plaintiffs. In investigating and resolving this and any other future claims against us, or defending any such claims or allegations, we will incur legal fees, and may incur settlement fees, damages or remediation expenses that may harm our business, reduce our sales, increase our costs, and adversely affect our operating results and financial condition.

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

We use local bakeries to supply our stores with bakery items. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products, such as ice cream and blended drink mixes, are produced by one or two suppliers specifically for Tully’s. In Fiscal 2005, two suppliers each provided approximately ten percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and List & Beisler (a coffee broker). If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience temporary interruptions in the product availability while establishing replacement supplies, and our results of operations could temporarily suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of November 14, 2005, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 30.7% of the shares of our common stock and the estate of Mr. Keith McCaw beneficially owned approximately 19.4% of the shares of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than the Western United States markets we currently serve may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas. Our company-operated retail stores and those of our franchisees, and to a lesser extent, our Wholesale division, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

Industry Risks

We compete with a number of companies for customers. The success of these companies could have an adverse effect on us.

We operate in highly competitive markets in the Western United States. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and/or wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft Foods, Inc., Nestle, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. If we should seek to enter new geographic or product markets in the United States or internationally, we will likely face competition from some of these companies and from other companies that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and Specialty division customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

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

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, teas and juices, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Many of these items contain coffee, milk and other dairy products, and typical bakery ingredients such as sugar and flour. Changes in consumer product preferences away from products containing such ingredients, such as the consumer interest in “low carb” and “low fat” products, could adversely impact our revenues. Increases in the costs of raw materials and ingredients for our products, such as the recent increases in green coffee costs, could adversely affect our gross margins, or force us to increase the retail and wholesale prices for some of our products, which could adversely affect our revenues.

Changes in the economy could adversely affect our revenues.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, teas and juices, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers’ budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. Adverse economic trends could be further adverse impact on our revenues.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. Depending on market conditions, Tully’s may also enter into contracts for part of its second year coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of October 2, 2005, we had approximately $3,400,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $500,000 to $700,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. During Second Quarter 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005, the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to final court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the Court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. Tully’s expects that the final court approval would occur late in Fiscal 2006.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Second Quarter 2006. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•	As compensation for guaranties provided under the KCL Credit Line, warrants to purchase 44,767 shares (with an exercise price of $0.05 per share) were issued to Guarantors of the KCL Credit Line, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with the Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21, 2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with the Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1	Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

10.2	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, as filed with the Commission on August 22, 2005)

10.3	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 16, 2005.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Convertible Promissory Note Subscription Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

4.10	June 22, 2004 First Amendment to Convertible Promissory Note, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the Commission on June 28, 2004)

4.11	Convertible Promissory Note Waiver, dated July 20, 2004 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004, as filed with the Commission on August 11, 2004)

4.12	Convertible Promissory Note Waiver, dated December 8, 2004 between Tully’s and KWM Investments LLC. (incorporated by reference to the Company’s Registration Statement Report on Form S-1, Amendment No. 2 as filed with the Commission on December 17, 2004)

4.13	Convertible Promissory Note Waiver, dated April 21, 2005 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with the Commission on April 29, 2005)

4.14	Second Amendment to Convertible Promissory Note between KWM Investments, LLC and Tully’s Coffee Corporation dated May 23, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2005, as filed with the Commission on June 7, 2005)

10.1	Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

10.2	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, as filed with the Commission on August 22, 2005)

10.3	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith