Form 10-Q/A
period 2005-10-02
TULLYS COFFEE CORP
filed 2006-02-15
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      to

Commission file number: 000-26829

Tully’s Coffee Corporation

(Exact Name of Registrant as Specified in its Charter)

Washington	91-1557436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Airport Way South, Seattle, Washington 98134

(Address of principal executive offices)

(206) 233-2070

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,761,882
(Title of Each Class)	Number of Shares Outstanding at October 31, 2005

EXPLANATORY NOTE

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We filed our Quarterly Report on Form 10-Q for the thirteen and twenty-six week periods ended October 2, 2005 with the Securities and Exchange Commission on November 16, 2005 (the “Original Filing”). Subsequent to the filing of the Original Filing, we determined that the proceeds received in the Japan Rights sale (discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements) should be reported within “cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows, rather than within “cash flows from operating activities.” We have restated the Condensed Consolidated Statement of Cashflows for the twenty-six week period ended October 2, 2005, and the related discussion with regard to “Statements of Cash Flows Data” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the thirteen week period and the twenty-six week period ended October 2, 2005 (the “Form 10-Q/A”), for this reclassification. This reclassification did not affect our results of operations, our financial condition, or the total net increase in cash provided for the period.

This Form 10-Q/A sets forth the content of the Original Filing in its entirety, with changes to Items 1 and 2 of Part I of the Original Filing amended, in each case, solely as a result of, and to reflect, the reclassification described above. No other information in the Original Filing has been amended in this Form 10-Q/A. Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the Original Filing has been amended to contain the currently-dated certifications from our principal executive officer and principal financial officer. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

TULLY’S COFFEE CORPORATION

Form 10-Q/A

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

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004
	(unaudited) (as restated)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,111	$(1,282)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,800	1,839
Store closure and lease termination costs	(35)	1
Non-cash interest expense	—	93
Employee stock option compensation expense	98	12
Loan guarantee fee expense	66	113
Provision for doubtful accounts	60	45
Gain on sale of Japan Rights	(17,392)	—
Loss (gain) on sale of property and equipment	(6)	4
Recognition of deferred license revenues	(5,291)	(1,133)
Changes in assets and liabilities
Accounts receivable	(374)	(1,109)
Receivable from Tully’s Coffee Japan Co., Ltd.	(3,681)	—
Inventories	(486)	(67)
Prepaid expenses and other assets	328	36
Accounts payable	(1,995)	1,099
Accrued liabilities	(288)	394
Deferred lease costs	(67)	(17)

Net cash (used in) provided by operating activities	(8,152)	28

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(442)	(193)
Net proceeds from Japan Rights sale	17,392	—
Proceeds from sale of property and equipment	30	19

Net cash provided by (used in) investing activities	16,980	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	4,173	350
Payment of credit lines	(4,652)	(377)
Payments on long-term debt and capital leases	(384)	(224)
Proceeds from exercise of stock options	—	11
Proceeds from exercise of warrants	2	2

Net cash used in financing activities	(861)	(238)

Net increase (decrease) in cash and cash equivalents	7,967	(384)
Cash and cash equivalents at beginning of period	1,437	1,247

Cash and cash equivalents at end of period	$9,404	$863

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$364	$67
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$11	$12

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

We filed our Quarterly Report on Form 10-Q for the thirteen and twenty-six week period ended October 2, 2005 with the Securities and Exchange Commission on November 16, 2005 (the “Original Filing”). Subsequent to the filing of the Original Filing, we determined that the proceeds received in the Japan Rights sale (see Note 6) should be reported within “cash flows from investing activities” in the Condensed Consolidated Statement of Cash Flows, rather than within “cash flows from operating activities” for the Six Months Fiscal 2006. We have restated the Condensed Consolidated Statement of Cashflows for the Six Months Fiscal 2006 for this reclassification. This reclassification did not affect our results of operations, our financial condition, or the total net increase in cash provided for the period.

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

As previously noted, during the Six Months Fiscal 2005 we ceased discussions regarding the possible integration of Tully’s and Tully’s Coffee Japan, and we accrued severance and other costs in connection with the resignation of our then-president. The effects of these charges and the Japan Rights sale on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Income (Loss)	Net Income (Loss)
Six Months Fiscal 2006 Operating Results	$21,639	$2,403	$19,111
Add back severance costs	63	63	63
Deduct accelerated recognition of deferred license revenue	(4,405)	(4,405)	(4,405)
Add income tax effect of Japan Rights sale	—	—	335
Deduct gain on Japan Rights sale	(17,392)	—	(17,392)

Comparative Operating Results for Six Months Fiscal 2006	$(95)	$(1,939)	$(2,288)

Six Months Fiscal 2005 Operating Results	$942	$(921)	$(1,282)
Add back-costs for evaluation of business integration opportunity	120	120	120
Add back severance costs	402	402	402

Comparative Operating Results for Six Months Fiscal 2005	$1,464	$(399)	$(760)

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-Six Week Periods Ended
	October 2, 2005	September 26, 2004
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$19,111	$(1,282)
Gain on sale of Japan Rights	(17,392)	—
Adjustments for depreciation and other non-cash operating statement amounts	(3,308)	974

Net income (loss) adjusted for non-cash operating statement amounts	(1,589)	(308)
Cash provided by (used for) changes in assets and liabilities	(6,563)	336

Net cash provided by (used in) operating activities	(8,152)	28
Net cash proceeds from Japan Rights sale	17,392	—
Purchases of property and equipment	(442)	(193)
Net borrowings (repayments) of debt and capital leases	(863)	(251)
Other	32	32

Net increase (decrease) in cash and cash equivalents	$7,967	$(384)

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

Cash used in operating activities in the Six Months Fiscal 2006 was $8,152,000 as compared to $28,000 provided by operating activities in the Six Months Fiscal 2005. This was primarily the result of the items discussed above under “Overview” and “Results of Operations” and to changes in the elements of working capital as described below. During the Six Months Fiscal 2006, our investment in accounts receivable increased by $315,000, or 18.7% to $2,002,000 at October 2, 2005, compared to $1,687,000 at April 3, 2005, as the result of the higher levels of sales in our Wholesale division, offset by the elimination of receivables for license fees and royalties from the termination of the related agreements with Tully’s Coffee Japan after August 31, 2005. At October 2, 2005 we had a $3,681,000 receivable from Tully’s Coffee Japan from the Japan Rights sale, which was paid in full to Tully’s on October 5, 2005. During the Six Months Fiscal 2006 we increased our inventory levels by $512,000 or 22.0% to $2,842,000 at October 2, 2005, compared to $2,330,000 at April 3, 2005 in connection with the growth of our Wholesale division and seasonal requirements. Accounts payable decreased by $1,996,000 during the Six Months Fiscal 2006, reflecting more prompt payments to our suppliers, and accrued liabilities decreased by $585,000 in Six Months Fiscal 2006 as the result of payments.

Investing activities provided cash of $16,980,000 in Six Months Fiscal 2006 and used cash of $174,000 in Six Months Fiscal 2005. This increase was largely due to the net proceeds received from the Japan Rights sale of $17,392,000, offset by cash used for capital expenditures of $442,000 in Six Months Fiscal 2006, primarily for improvements to existing retail stores, and compared with cash used for capital expenditures of $193,000 in Six Months Fiscal 2005.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 15, 2006.

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