Form 10-Q
period 2006-01-01
TULLYS COFFEE CORP
filed 2006-02-15
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2006

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

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,769,158
(Title of Each Class)	Number of Shares Outstanding at January 31, 2006

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended January 1, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1, 2006 (unaudited)	April 3, 2005
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$7,846	$1,437
Accounts receivable, net of allowance for doubtful accounts of $260 and $171 at January 1, 2006 and April 3, 2005, respectively	2,167	1,687
Inventories	3,054	2,330
Prepaid expenses and other current assets	864	836

Total current assets	13,931	6,290
Property and equipment, net	8,454	10,106
Goodwill	456	523
Other intangible assets, net	436	500
Other assets	404	511

Total assets	$23,681	$17,930

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,873	$4,640
Accrued liabilities	3,836	5,149
Short-term debt and current portion of long-term debt	2,038	1,950
Current portion of capital lease obligation	78	128
Deferred licensing revenue	1,452	1,838

Total current liabilities	10,277	13,705
Long-term debt, net of current portion	—	600
Capital lease obligation, net of current portion	61	112
Other liabilities	1,093	1,093
Deferred lease costs	1,473	1,616
Convertible promissory note	—	3,000
Deferred licensing revenue, net of current portion	3,277	8,493

Total liabilities	16,181	28,619

Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 and 15,378,264 shares issued and outstanding at January 1, 2006 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $38,898 (January 1, 2006) and $38,446 (April 3, 2005)	34,639	34,483
Series A Convertible Preferred stock to be issued	—	157
Common stock, no par value; 120,000,000 shares authorized; 17,761,382 and 17,353,822 shares issued and outstanding at January 1, 2006 and April 3, 2005, respectively, with a liquidation preference of $39,963 (January 1, 2006) and $39,046 (April 3, 2005)	9,607	9,384
Common stock to be issued	—	86
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 and 4,980,709 shares issued and outstanding at January 1, 2006 and April 3, 2005, respectively, with a stated value of $2.50 per share and a liquidation preference of $12,302 (January 1, 2006) and $12,452 (April 3, 2005)	10,911	11,044
Deferred stock compensation	(1)	(22)
Additional paid-in capital	28,339	27,974
Accumulated deficit	(75,995)	(93,795)

Total stockholders’ equity (deficit)	7,500	(10,689)

Total liabilities and stockholders’ equity (deficit)	$23,681	$17,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$13,862	$12,800	$39,280	$37,030
Licenses, royalties, and fees	6	574	817	1,604
Recognition of deferred licensing revenue	360	495	5,651	1,629

Net sales	14,228	13,869	45,748	40,263

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	7,844	6,447	20,647	18,269
Store operating expenses	4,287	4,333	12,995	12,779
Other operating expenses	921	701	2,508	2,059
Marketing, general and administrative costs	1,400	1,854	5,654	5,583
Depreciation and amortization	873	906	2,673	2,745
Evaluation of business integration opportunity	—	5	—	125
Store closure and lease termination costs	211	6	176	7

Total cost of goods sold and operating expenses	15,536	14,252	44,653	41,567

Operating income (loss)	(1,308)	(383)	1,095	(1,304)

Other income (expense)
Interest expense	(114)	(141)	(472)	(380)
Interest income	98	1	133	2
Gain on sale of Japan Rights	—	—	17,392	—
Miscellaneous income	13	(10)	57	14
Loan guarantee fee expense	—	(57)	(66)	(170)

Total other income (expense)	(3)	(207)	17,044	(534)

Income (loss) before income taxes	(1,311)	(590)	18,139	(1,838)
Income taxes	—	—	(339)	(34)

Net income (loss)	$(1,311)	$(590)	$17,800	$(1,872)

Earnings (loss) per share
Basic earnings (loss) per share	$(0.07)	$(0.04)	$1.00	$(0.11)
Diluted earnings (loss) per share	$(0.07)	$(0.04)	$0.35	$(0.11)
Weighted average shares used in computing earnings (loss) per share (in thousands)
Basic earnings (loss) per share	17,761	16,685	17,759	16,851
Diluted earnings (loss) per share	17,761	16,685	51,800	16,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,800	$(1,872)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,673	2,745
Store closure and lease termination costs	176	7
Non-cash interest expense	—	123
Employee stock option compensation expense	113	51
Loan guarantee fee expense	66	170
Provision for doubtful accounts	90	74
Gain on sale of Japan Rights	(17,392)	—
Loss (gain) on sale of property and equipment	(2)	22
Recognition of deferred license revenues	(5,602)	(1,629)
Changes in assets and liabilities
Accounts receivable	(569)	(1,111)
Inventories	(610)	(17)
Prepaid expenses and other assets	613	100
Accounts payable	(1,767)	1,261
Accrued liabilities	(1,227)	296
Deferred lease costs	(143)	(49)

Net cash provided by (used in) operating activities	(5,781)	171

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from Japan Rights sale	17,392	—
Purchases of property and equipment	(1,088)	(342)
Additions to intangible assets	(10)	—
Proceeds from sale of property and equipment	30	19

Net cash provided by (used in) investing activities	16,324	(323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	8,773	350
Payment of credit lines	(9,364)	(599)
Payments on long-term debt (including convertible note) and capital leases	(3,546)	(463)
Proceeds from exercise of stock options	—	11
Proceeds from exercise of warrants	3	28

Net cash used in financing activities	(4,134)	(673)

Net increase (decrease) in cash and cash equivalents	6,409	(825)
Cash and cash equivalents at beginning of period	1,437	1,247

Cash and cash equivalents at end of period	$7,846	$422

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$472	$152
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$11	$12
Insurance premiums financed through note payable	$535	$542

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

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ended March 28, 2004 (“Fiscal 2004”) and March 30, 2003 (“Fiscal 2003”) included 52 weeks. The fiscal years ending April 2, 2006 (“Fiscal 2006”) and April 1, 2007 (“Fiscal 2007”) will include 52 weeks.

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended January 1, 2006 (“Third Quarter 2006”), the thirty-nine week period ended January 1, 2006 (“Nine Months Fiscal 2006”), the thirteen week ended December 26, 2004 (“Third Quarter 2005”), and the thirty-nine week period ended December 26, 2004 (“Nine Months Fiscal 2005”) are not necessarily indicative of future financial results.

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

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and our earnings (loss) per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$15	$39	$113	$51
Pro forma	$43	$48	$249	$59
Net income (loss)-as reported	$(1,311)	$(590)	$17,800	$(1,872)
Net income (loss)-pro forma	$(1,339)	$(599)	$17,664	$(1,880)
Basic earnings (loss) per share
As reported	$(0.07)	$(0.04)	$1.00	$(0.11)
Pro forma	$(0.07)	$(0.04)	$1.00	$(0.11)
Diluted earnings (loss) per share
As reported	$(0.07)	$(0.04)	$0.35	$(0.11)
Pro forma	$(0.07)	$(0.04)	$0.35	$(0.11)

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

As of January 1, 2006 we had cash and cash equivalents of $7,846,000, and working capital of $3,654,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2006 and for Fiscal 2007, other than normal operating expenses and the commitments described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division customers, and roasting plant equipment. We expect to increase our investment in property and equipment during the balance of Fiscal 2006 and Fiscal 2007, as compared to the levels of Fiscal 2004 and Fiscal 2005. During the remainder of Fiscal 2006 and in Fiscal 2007, we expect that the majority of any new Tully’s stores in the United States and in any new foreign markets (outside of Japan) will be franchised stores, rather than company-operated stores. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to inspection, quality control and training. We expect to open one or two new company-operated stores in the fourth quarter of Fiscal 2006, depending on the timing of lease agreements and construction, and two to four new company-operated stores in Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. During the fourth quarter of Fiscal 2006, we expect capital expenditures other than new stores will be from $1,000,000 to $1,500,000. Some of these capital expenditures may be accomplished through operating or capital leases.

Liabilities at January 1, 2006 include deferred license revenue in the aggregate amount of $4,729,000. We will recognize non-cash revenues of approximately $1,440,000 annually through the fiscal year ending March 29, 2009. The future cash expenses associated with this deferred license revenue balance are expected to be less than $100,000 per year. Accordingly, we expect to reduce the deferred licensing revenue balance through less than $400,000 of future cash expenditures.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2006 and Fiscal 2007, and the cash and cash equivalents of $7,846,000 at January 1, 2006, and the Northrim credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 or Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2006 or Fiscal 2007 in order to fund a higher level of growth.

3. Inventories

Inventories consist of the following:

	January 1, 2006 (unaudited)	April 3, 2005
	(dollars in thousands)
Coffee
Unroasted coffee	$1,119	$822
Roasted coffee	1,000	671
Other goods held for sale	545	503
Packaging and other	390	334

Total	$3,054	$2,330

4. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a new secured credit facility with Northrim Funding Services, a division of Northrim Bank (the “Northrim Facility”). The Northrim Facility provides a credit facility of up to $3,000,000, subject to the amount of eligible accounts receivable. The initial term of the Northrim Facility agreement expires July 19, 2006, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus five percent (which totaled 11.8% at January 1, 2006) and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

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

Obligations under the Northrim Facility and long-term debt (other than the convertible promissory note described in Note 5) consist of the following:

	January 1, 2006 (unaudited)	April 3, 2005
	(dollars in thousands)
Borrowings under the Northrim Facility	$1,661	$—
Borrowings under the KCL promissory note	—	2,366
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	377	184

	2,038	2,550
Less: Current portion	(2,038)	(1,950)

Long-term debt	$—	$600

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

The gain recognized on the Japan Rights sale is expected to be taxable for federal and state income tax purposes. We expect that our net operating loss carryforwards will offset this gain for federal income tax purposes, but that a portion of the gain will be taxable for state income taxes and for federal alternative minimum tax (“AMT”) purposes. We recognized estimated state income tax and AMT expense of $335,000, of which $244,000 was paid in December 2005 and $91,000 is included in accrued liabilities at January 1, 2006.

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$—	$574	$817	$1,604

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000, in the thirteen week period ended October 2, 2005 (“Second Quarter 2006”). Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with Ueshima Coffee Company (“UCC”) is summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recognition of deferred license revenue
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$135	$166	$549
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	—	4,405	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	—	135	4,571	549
Periodic recognition of deferred license revenue under UCC license agreement	360	360	1,080	1,080

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$360	$495	$5,651	$1,629

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

8. Stock options

Tully’s records deferred compensation under the intrinsic value method of accounting for the difference between the exercise price for the options and the market price for its common stock at the time of grant as established by our board of directors, and is amortizing the deferred stock compensation over the vesting period of the options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $1.50 per share for options granted in the Nine Months Fiscal 2006.

Option grants to employees and directors and deferred stock compensation during the Nine Months Fiscal 2006 are summarized as follows (dollars in thousands, except share data):

Exercise Price	Option Shares Granted	Deferred Stock Compensation
$0.30	61,008	$—
$0.31	35,000	42
$1.50	479,000	—
$2.00	30,000	—

Total grants to employees and directors in the thirty-nine week period ended January 1, 2006	605,008	42
Increase to deferred stock compensation from amendment to existing stock options		69
Application of stock option grants to accrued compensation liability		(19)
Deferred stock compensation at April 3, 2005		22
Less - amount recognized as stock option expense in the thirty-nine week period ended January 1, 2006		(113)

Deferred stock compensation at January 1, 2006		$1

9. Stockholders’ Equity

During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). The rights offering closed on February 8, 2005. In May 2005, we issued 337,216 shares of common stock, 180,888 shares of Series A Convertible Preferred stock, and warrants to purchase 90,444 shares of common stock to the subscribers in the rights offering. During Third Quarter 2006, warrant holders exercised warrants to purchase a total of 2,844 shares of common stock.

10. Segment Reporting

We are organized into three business units: (1) the Retail division, which includes our company-operated retail store operations, (2) the Wholesale division, which sells to customers in the supermarket, food service, office coffee service, restaurant and institutional channels and (3) the Specialty division which manages the international licensing of the Tully’s brand and is responsible for the franchising and licensing of Tully’s stores in the United States and for developing business opportunities for complementary Tully’s-branded products.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,589	$10,085	$29,014	$29,922
Wholesale division	4,269	2,715	10,255	7,068
Specialty division (1)	370	1,069	6,479	3,273

Total net sales	$14,228	$13,869	$45,748	$40,263

Operating income (loss)
Retail division (2)	$(354)	$325	$(142)	$1,379
Wholesale division (2)	380	516	1,391	1,071
Specialty division (1)	249	1,023	6,074	3,115
Corporate and other expenses (2) (3)	(1,569)	(2,209)	(6,116)	(6,819)
Gain on sale of Japan Rights	—	—	17,392	—
Interest and other, net	(17)	(245)	(799)	(618)

Net income (loss)	$(1,311)	$(590)	$17,800	$(1,872)

Depreciation and amortization
Retail division	$605	$638	$1,846	$1,935
Wholesale division	84	85	252	255
Specialty division	**	**	**	**
Corporate and other expenses	184	183	575	555

Total depreciation and amortization	$873	$906	$2,673	$2,745

**	Amounts are less than $1,000.

(1)	Specialty division net sales and operating income for the thirty-nine week period ended January 1, 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 6).

(2)	Amounts for the thirteen and thirty-nine week periods ended December 26, 2004 reflect reclassification of favorable plant variances from corporate and other expenses to the Retail and Wholesale divisions to conform to the current year classification.

(3)	Corporate and other expenses for the thirty-nine weeks ended December 26, 2004 include $120,000 of costs for evaluation of business integration with Tully’s Coffee Japan, and $402,000 of severance costs in connection with the resignation of our then-president.

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

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Third Quarter 2006, Third Quarter 2005 and Nine Months Fiscal 2005 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$(1,311)	$(590)	$17,800	$(1,872)
Adjustments for basic earnings (loss) per share	—	—	—	—

Net income (loss) for basic earnings (loss) per share	$(1,311)	$(590)	$17,800	$(1,872)

Weighted average shares used in computing basic earnings (loss) per share	17,761	16,685	17,759	16,581
Basic earnings (loss) per share	$(0.07)	$(0.04)	$1.00	$(0.11)
Computation of diluted earnings (loss) per share
Net income (loss)	$(1,311)	$(590)	$17,800	$(1,872)
Add interest on convertible note, if assumed to be converted	—	—	167	—

Net income (loss) for diluted earnings (loss) per share	$(1,311)	$(590)	$17,967	$(1,872)

Weighted average shares used in computing diluted earnings (loss) per share	17,761	16,685	51,800	16,581
Diluted earnings (loss) per share	$(0.07)	$(0.04)	$0.35	$(0.11)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	17,761	16,685	17,759	16,581

Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	—	17,525	—
Dilutive effect of Series B Convertible Preferred stock	—	—	4,921	—
Dilutive effect of convertible promissory note	—	—	1,116	—
Dilutive effect of stock options (treasury stock method)	—	—	2,430	—
Dilutive effect of warrants (treasury stock method)	—	—	8,049	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	34,041	—

Weighted average shares used in computing diluted earnings (loss) per share	17,761	16,685	51,800	16,581

12. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net income (loss) during the thirty-nine week periods ended January 1, 2006 and December 26, 2004, so that net income (loss) equaled comprehensive income (loss) in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended January 1, 2006 (“Third Quarter 2006”) and the thirty-nine week period ended January 1, 2006 (“Nine Months Fiscal 2006). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2005, filed with the SEC on July 13, 2005 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, and other risks summarized more fully below in “Risk Factors.”

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of Fiscal 2004 and Fiscal 2003 included 52 weeks. The fiscal years ending April 2, 2006 (“Fiscal 2006”) and April 1, 2007 (“Fiscal 2007”) will include 52 weeks.

As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, on August 19, 2005, we entered into an agreement (the “Japan Rights Agreement”) with our licensee for Japan, Tully’s Coffee Japan Co., Ltd., a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to herein as “Tully’s Coffee Japan”). Pursuant to that agreement, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005 and $3,681,000 on October 5, 2005. As further discussed below, the effects of this transaction on our financial condition and results of operations for Third Quarter 2006 and Nine Months Fiscal 2006, and our expected future financial condition and results of operations include:

•	A $17,392,000 gain on the sale of the Japan Rights was recognized in the thirteen week period ended October 2, 2005 (“Second Quarter 2006”);

•	As the result of the termination of our license and supply agreements with Tully’s Coffee Japan, $4,405,000 of deferred license revenue was recognized in Second Quarter 2006, and Tully’s has not received the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan since July 31, 2005; and

•	The cash proceeds from the transaction have improved our liquidity and have provided capital resources for use in the development of our business. We have repaid all borrowings under our Kent Central promissory note and our convertible promissory note.

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

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in Washington, Oregon, California and Idaho,

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order sales, and

•	Specialty division, which manages our U.S. and international franchising and licensing relationships.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Percentage of total net sales:
Retail division	67.4%	72.7%	63.4%	74.3%
Wholesale division	30.0%	19.6%	22.4%	17.6%
Specialty division	2.6%	7.7%	14.2%	8.1%

	100.0%	100.0%	100.0%	100.0%

*	Percentages for the Nine Months Fiscal 2006 include the effects from the accelerated recognition of $4,405,000 of deferred license revenues. Excluding this amount, the percentages for the Nine Months Fiscal 2006 would be Retail (70.2%), Wholesale (24.8%) and Specialty (5.0%).

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirty-Nine-Week Periods Ended
	January 1, 2006		December 26, 2004
STORES OPERATED BY TULLY’S:
Beginning of the period	92		94
Opened stores	2		—
Closed stores	(4)		(2)

End of the period	90		92

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	228
U.S. franchisees and licensees	20		6

Total International and U.S. franchisees and licensees	20		234

Total retail stores at end of the period	110		326

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 277 stores as of the end of Third Quarter 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net income (loss) (dollars in thousands):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004	January 1, 2006	December 26, 2004
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net income (loss)	$(1,311)	$(590)	$17,800	$(1,872)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	16	197	405	548
Income taxes	—	—	339	34
Depreciation and amortization	873	906	2,673	2,745

Earnings before interest, taxes, depreciation and amortization	$(422)	$513	$21,217	$1,455

Third Quarter 2006 Compared To Third Quarter 2005

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	January 1, 2006	December 26, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.4%	92.3%
Licenses, royalties, and fees	0.1%	4.1%
Recognition of deferred license revenue	2.5%	3.6%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	55.1%	46.5%
Store operating expenses	30.1%	31.2%
Other operating expenses	6.5%	5.1%
Marketing, general and administrative costs	9.8%	13.4%
Depreciation and amortization	6.1%	6.5%
Evaluation of business integration opportunity	—%	* %
Store closure and lease termination costs	1.5%	*

Total cost of goods sold and operating expenses	109.2%	102.8%

Operating income (loss)	(9.2)%	(2.8)%
Other income (expense)
Interest expense	(0.8)%	(1.0)%
Interest income	0.7%	* %
Miscellaneous income	0.1%	* %
Loan guarantee fee expense	—%	(0.4)%

Income (loss) before income taxes	(9.2)%	(4.3)%
Income taxes	—%	—%

Net income (loss)	(9.2)%	(4.3)%

*	Amount is less than 0.1%

Net Sales

Our net sales for Third Quarter 2006 increased $359,000, or 2.6%, to $14,228,000 as compared to net sales of $13,869,000 for the thirteen week period ended December 27, 2004 (“Third Quarter 2005”). The increase in net sales was comprised as follows:

Total company Third Quarter 2006 compared to Third Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$1,062
Licenses, royalties and fees	(568)
Recognition of deferred license revenue	(135)

Net sales	$359

Sales of products increased by $1,062,000, or 8.3%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan during Second Quarter 2006, licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional increase in net sales was comprised as follows:

Total company Third Quarter 2006 compared to Third Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(496)
Wholesale division	1,554
Specialty division	(699)

Total company	$359

The Retail division sales decrease represented a 4.4% decrease compared to Third Quarter 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Third Quarter 2006 compared to Third Quarter 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(428)
Sales decrease from closed stores	(176)
Sales increase from new stores	161
Other	(53)

Total Retail division	$(496)

During the Nine Months Fiscal 2006, we introduced new products to customers through promotions that included “free trial” and discount pricing offers, and implemented programs to improve retail store service levels, including increases in store staffing and new training programs. These ongoing initiatives are having negative financial effects in the short term, but are intended to grow our retail customer traffic and sales in the future. Due to limited capital availability (before the Japan Rights sale was completed), we limited our investment in merchandising and marketing programs, remodeling and renovation of existing stores, and for opening of new stores. As a result of these factors and increased costs for coffee and occupancy, in Third Quarter 2006, Retail division operating income decreased as compared to the thirteen week period ended December 26, 2004 (“Third Quarter 2005”) by $679,000, to an operating loss of $354,000.

Comparable store sales are defined as sales from company-operated stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) for each of the twelve quarters from the fourth quarter of Fiscal 2003 through Third Quarter 2006 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) the increased availability of Tully’s coffee in supermarkets, and (iv) the relative levels and effectiveness of product innovation and marketing during each period. Also in Third Quarter 2006, a relative calendar shift resulting from the 53rd week in Fiscal 2006 resulted in a 1.3% comparable store sales decrease being reported.

The increases and decreases in Retail division sales shown in the graph below reflect the factors discussed below and normal seasonal patterns (generally, a slightly larger percentage of our Retail division sales occur in our third fiscal quarter).

Since Fiscal 2004, our Wholesale division has focused on growth through the addition of new customers and territories. This strategy resulted in incremental operating costs and sales discounts that adversely affected the division’s financial results during the last half of Fiscal 2004 and the first half of Fiscal 2005 and the Third Quarter 2006. The strategy has resulted in much greater distribution of our products in the supermarket and food service channels and we believe is providing a basis for improved results in our Wholesale division. Our Wholesale division reported a $1,554,000 (57.2%) increase in net sales for Third Quarter 2006 compared to $2,715,000 in the prior year quarter, and Wholesale division operating income increased by $24,000 (6.7%) to $380,000, compared to Third Quarter 2005.

The increase in Wholesale division sales reflects a $1,311,000 net sales increase in the grocery channel, reflecting growth in the number of supermarkets selling Tully’s coffees and expanded product offerings in existing supermarket customers. Wholesale sales in the food service channel also increased by $160,000, reflecting increasing levels of business for our food service distributors in the Western United States. The increases and decreases in Wholesale division sales shown in the graph below reflect the general growth of our product distribution during the last twelve fiscal quarters, and normal seasonal patterns (generally, a larger percentage of our annual Wholesale division sales occur in the second and third quarters of our fiscal year).

The termination of license and supply agreements upon the Japan Rights sale resulted in a decrease of $135,000 in deferred license revenue recognized and a decrease of $574,000 in license fees and coffee roasting fees, so that Specialty division net sales decreased by $699,000 for Third Quarter 2006 compared to Third Quarter 2005.

Licensee and Franchisee Store Count (end of period)

	FY03 Q4	FY04 Q1	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2		FY06 Q3
International Licensees	113	124	135	155	175	198	207	228	245	260	—	*	—	*
US Franchisees	—	—	—	—	1	2	3	4	5	6	12		20

Total	113	124	135	155	176	200	210	232	250	266	12		20

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 277 stores as of the end of Third Quarter 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,397,000, or 21.7%, to $7,844,000 for the Third Quarter 2006 as compared to Third Quarter 2005. The increase reflects approximately $960,000 of cost of goods sold for increased sales of our Wholesale division in the quarter and approximately $650,000 of increased costs for green coffee with the new coffee crop during Third Quarter 2006. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 55.1% for Third Quarter 2006 as compared to 46.5% for Third Quarter 2005, reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Third Quarter 2006 compared to Third Quarter 2005. Additionally, the Retail division gross margin was lower in Third Quarter 2006 compared to Third Quarter 2005, reflecting the product discount strategies described above and higher costs.

Store operating expenses decreased $46,000, or (1.1)%, to $4,287,000 in Third Quarter 2006 from $4,333,000 in Third Quarter 2005 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs, offset by the costs of having fewer company-operated stores. As a percentage of total net sales, store operating expenses decreased to 30.1% for Third Quarter 2006 compared to 31.2% for Third Quarter 2005.

Other operating expenses (expenses associated with all operations other than retail stores) increased $220,000 or 31.4% to $921,000 during Third Quarter 2006 from $701,000 in Third Quarter 2005, primarily as the result of costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 6.5% for Third Quarter 2006 from 5.1% in Third Quarter 2005.

Marketing, general and administrative costs increased $454,000, or (24.5)%, to $1,400,000 during Third Quarter 2006 from $1,854,000 in Third Quarter 2005. Severance and related costs of $52,000 were incurred in Third Quarter 2006 whereas no such costs were incurred in Third Quarter 2005.

Depreciation and amortization expense decreased $33,000, or (3.7)%, to $873,000 for Third Quarter 2006 from $906,000 in Third Quarter 2005.

Operating Profit

As a result of the factors described above we had operating loss of $1,308,000 for Third Quarter 2006, which is an increase of $925,000 as compared to the operating loss of $383,000 for Third Quarter 2005.

Other Income (Expense)

Interest expense decreased $27,000 or (19.3)% to $114,000 for Third Quarter 2006 as compared to $141,000 for Third Quarter 2005, reflecting a lower cost of interest due to less interest charges on rescheduled green coffee shipments.

Net Income

As a result of the factors described above, we had net loss of $1,311,000 for Third Quarter 2006, which is an increase of $721,000 as compared to the net loss of $590,000 during Third Quarter 2005.

Earnings before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA loss of $422,000 for Third Quarter 2006, which represents a decrease of $936,000 as compared to EBITDA of $513,000 for Third Quarter 2005.

Nine Months Fiscal 2006 Compared To Nine Months Fiscal 2005

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the thirty-nine week periods ended December 26, 2004 (“Nine Months Fiscal 2005”) and January 1, 2006, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during the Nine Months Fiscal 2006 as a result of the Japan Rights sale. The statement of operations data for the thirty-nine week period ended January 1, 2006 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Thirty-Nine Week Periods Ended
	Pro forma January 1, 2006	January 1, 2006	December 26, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	93.7%	85.9%	92.0%
Licenses, royalties, and fees	3.0%	1.8%	4.0%
Recognition of deferred license revenue	3.3%	12.4%	4.0%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	47.2%	45.1%	45.4%
Store operating expenses	32.1%	28.4%	31.7%
Other operating expenses	5.9%	5.5%	5.1%
Marketing, general and administrative costs	15.7%	12.4%	13.9%
Depreciation and amortization	6.6%	5.8%	6.8%
Evaluation of business integration	—%	—%	0.3%
Store closure and lease termination costs	(0.1)%	0.4%	* %

Total cost of goods sold and operating expenses	107.4%	97.6%	103.2%

Operating income (loss)	(7.4)%	2.4%	(3.2)%
Other income (expense)
Interest expense	(1.3)%	(1.0)%	(0.9)%
Interest income	0.1%	0.3%	* %
Gain on sale of Japan Rights	64.1%	38.1%	—%
Miscellaneous income	0.2%	* %	* %
Loan guarantee fee expense	(0.2)%	(0.1)%	(0.4)%

Income (loss) before income taxes	55.5%	39.6%	(4.6)%
Income taxes	(1.3)%	(0.7)%	* %

Net income (loss)	54.2%	38.9%	(4.6)%

*	Amount is less than 0.1%

Net Sales

Our net sales for the Nine Months Fiscal 2006 increased $5,485,000, or 13.6%, to $45,748,000 as compared to net sales of $40,263,000 for the Nine Months Fiscal 2006. The increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2006 compared to Nine Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$2,250
Licenses, royalties and fees	(788)
Recognition of deferred license revenue	4,023

Net sales	$5,485

Sales of products increased by $2,250,000, or 6.1%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in the Nine Months Fiscal 2006, and licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2006 compared to Nine Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(908)
Wholesale division	3,187
Specialty division	3,206

Total company	$5,485

The Retail division sales decrease represented a 2.4% decrease compared to the Nine Months Fiscal 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Nine Months Fiscal 2006 compared to Nine Months Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(676)
Sales decrease from closed stores	(506)
Sales increase from new stores	341
Other	(67)

Total Retail division	$(908)

Wholesale division net sales increased $3,187,000, or 45.1%, to $10,255,000 for the Nine Months Fiscal 2006 from $7,068,000 for the Nine Months Fiscal 2005. The increase reflects a $2,513,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffees and expanded product offerings. Wholesale sales in the food service channel increased by $448,000, reflecting increasing levels of business for our food service distributors in the Western United States.

Net sales for the Specialty division increased by $3,206,000 to $6,479,000 for the Nine Months Fiscal 2006 as compared to the Nine Months Fiscal 2005, reflecting the effects of the Japan Rights sale as described above.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in the Nine Months Fiscal 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Nine Months Fiscal 2006 amounts as a percentage of net sales as compared with Nine Months Fiscal 2005. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Nine Months Fiscal 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $2,378,000, or 13.0%, to $20,647,000 for the Nine Months Fiscal 2006 as compared to Nine Months Fiscal 2005. The increase reflects approximately $2,592,000 of cost of goods sold for increased sales of our Wholesale division in the thirty-nine week period and approximately $950,000 of increased costs for green coffee with the new coffee crop, partially offset by the reclassification (from marketing, general and administrative costs) of favorable roasting and packaging plant efficiency and volume variances of $450,000 to cost of goods sold during Nine Months Fiscal 2006, as discussed above. As a percentage of net sales, cost of goods sold and related occupancy costs decreased to 45.1% for Nine Months Fiscal 2006 as compared to 45.4% for Nine Months Fiscal 2005, reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Nine Months Fiscal 2006 compared to Nine Months Fiscal 2005. Additionally, the Retail division gross margin was lower in Nine Months Fiscal 2006 compared to Nine Months Fiscal 2005, reflecting the product discount strategies described above and higher costs.

Store operating expenses increased $216,000, or 1.7%, to $12,995,000 in Nine Months Fiscal 2006 from $12,779,000 in Nine Months Fiscal 2005 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs, offset by the costs of having fewer company-operated store. As a percentage of total net sales, store operating expenses decreased to 28.4% for Nine Months Fiscal 2006 compared to 31.7% for Nine Months Fiscal 2005.

Other operating expenses (expenses associated with all operations other than retail stores) increased $449,000 or 21.8% to $2,508,000 during Nine Months Fiscal 2006 from $2,059,000 in Nine Months Fiscal 2005, primarily as the result of costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 5.5% for Nine Months Fiscal 2006 from 5.1% in Nine Months Fiscal 2005.

Marketing, general and administrative costs increased $71,000 or 1.3%, to $5,654,000 during the Nine Months Fiscal 2006 from $5,583,000 in the Nine Months Fiscal 2005. Severance and related costs of $120,000 were incurred in the Nine Months Fiscal 2006, as compared to $522,000 of severance and related costs incurred in the Nine Months Fiscal 2005. This also includes the effects of the reclassification (to cost of goods sold and related occupancy expenses) of favorable roasting and packaging plant efficiency and volume variances during Nine Months Fiscal 2006, as described above. Additionally, a state tax audit (covering multiple years) was completed, with a resulting $52,000 charge to marketing, general and administrative costs for the Nine Months Fiscal 2006.

Depreciation and amortization expense decreased $72,000, or 2.6%, to $2,673,000 for the Nine Months Fiscal 2006 from $2,745,000 for the Nine Months Fiscal 2005.

During Fiscal 2004 we entered into preliminary discussions with Tully’s Coffee Japan about the possibility of integrating our business with Tully’s Coffee Japan. On May 12, 2004, we reported that we had ceased discussions with Tully’s Coffee Japan. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $125,000 in the Nine Months Fiscal 2005 (no such costs were incurred in the Nine Months Fiscal 2006).

Operating Income

As a result of the factors described above, we had operating income of $1,095,000 for the Nine Months Fiscal 2006, which is an increase of $2,399,000 as compared to the operating loss of $1,304,000 during the Nine Months Fiscal 2005.

Other Income (Expense)

During the Nine Months Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 6 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense increased $92,000 or 24.2% to $472,000 for the Nine Months Fiscal 2006 as compared to $380,000 for the Nine Months Fiscal 2005, reflecting a higher cost of interest on the convertible note, Northrim interest charges, interest on rescheduled green coffee shipments, and $32,000 of interest from a state tax audit completed in Second Quarter 2006. This was partially offset by lower interest due to the lower borrowings on the Kent Central LLC (“KCL”) promissory note, which was repaid in August 2005 and the repayment of the convertible note in November 2005.

Net Income

As a result of the factors described above, we had net income of $17,800,000 for the Nine Months Fiscal 2006, which is an increase of $19,672,000, as compared to the net loss of $1,872,000 for the Nine Months Fiscal 2005.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA of $21,217,000 for the Nine Months Fiscal 2006, which represents an increase of $19,762,000 as compared to EBITDA of $1,455,000 during the Nine Months Fiscal 2005.

As previously noted, during the Nine Months Fiscal 2005 we ceased discussions regarding the possible integration of Tully’s and Tully’s Coffee Japan, and we accrued severance and other costs in connection with the resignation of our then-president. The effects of these charges and the Japan Rights sale on our operating results are summarized as follows (dollars in thousands):

	EBITDA	Operating Income (Loss)	Net Income (Loss)
Nine Months Fiscal 2006 Operating Results	$21,217	$1,095	$17,800
Add back severance costs	118	118	118
Deduct accelerated recognition of deferred license revenue	(4,405)	(4,405)	(4,405)
Add income tax effect of Japan Rights sale	—	—	335
Deduct gain on Japan Rights sale	(17,392)	—	(17,392)

Comparative Operating Results for Nine Months Fiscal 2006	$(462)	$(3,192)	$(3,544)

Nine Months Fiscal 2005 Operating Results	$1,455	$(1,304)	$(1,872)
Add back-costs for evaluation of business integration opportunity	125	125	125
Add back severance costs	402	402	402

Comparative Operating Results for Nine Months Fiscal 2005	$1,982	$777	$1,345

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirty-Nine Week Periods Ended
	January 1, 2006	December 26, 2004
	(unaudited)	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$17,800	$(1,872)
Gain on sale of Japan Rights	(17,392)	—
Adjustments for depreciation and other non-cash operating statement amounts	(2,486)	1,563

Net income (loss) adjusted for non-cash operating statement amounts	(2,078)	(309)
Cash provided by changes in assets and liabilities	(3,703)	480

Net cash (used in) provided by operating activities	(5,781)	171
Net proceeds from Japan Rights sale	17,392	—
Purchases of property and equipment and intangibles	(1,098)	(342)
Net borrowings (repayments) of debt and capital leases	(4,137)	(712)
Other	33	58

Net increase (decrease) in cash and cash equivalents	$6,409	$(825)

Overall, our operating activities, investing activities, and financing activities added $6,409,000 of cash and cash equivalents during the Nine Months Fiscal 2006 as compared to cash used of $825,000 during the Nine Months Fiscal 2005.

As discussed in Note 6 of the Notes to the Condensed Consolidated Financial Statements, on August 19, 2005, we entered into the Japan Rights Agreement with Tully’s Coffee Japan. Pursuant to that agreement, on August 31, 2005 we sold the Japan Rights for $17,500,000. The Japan Rights sale closed on August 31, 2005 and Tully’s received $13,819,000 on August 31, 2005 and $3,681,000 on October 5, 2005. This transaction has resulted in improved liquidity and capital resources for Tully’s. As a consequence of the Japan Rights sale, Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. During the Nine Months Fiscal 2006, our operating cash flows included $817,000 from license fees and coffee roasting fees, as compared to $1,604,000 in the Nine Months Fiscal 2005. We have used proceeds from the Japan Rights sale to repay our KCL promissory note and our convertible note, which has reduced the level of borrowings by Tully’s and reduced our future obligations for payments of principal and interest.

Cash used in operating activities in the Nine Months Fiscal 2006 was $5,781,000, as compared to $171,000 provided by operating activities in the Nine Months Fiscal 2005. This was primarily the result of items discussed above under “Overview” and “Results of Operations” and to changes in the elements of working capital as described below. During the Nine Months Fiscal 2006, our investment in accounts receivable increased by $480,000, or 28.5% to $2,167,000 at January 1, 2006, compared to $1,687,000 at April 3, 2005, as the result of the higher levels of sales in our Wholesale division, offset by the elimination of receivables for license fees and royalties from the termination of the related agreements with Tully’s Coffee Japan after August 31, 2005. During the Nine Months Fiscal 2006 we increased our inventory levels by $724,000 or 31.1% to $3,054,000 at January 1, 2006, compared to $2,330,000 at April 3, 2005 in connection with the growth of our Wholesale division and seasonal requirements. Accounts payable decreased by $1,767,000 during the Nine Months Fiscal 2006, reflecting more prompt payments to our suppliers, and accrued liabilities decreased by $1,313,000 in Nine Months Fiscal 2006 as the result of the timing of payments.

Investing activities provided cash of $16,324,000 in Nine Months Fiscal 2006 and used cash of $323,000 in Nine Months Fiscal 2005. This increase was largely due to the net proceeds received from the Japan Rights sale of $17,392,000, offset by cash used for capital expenditures of $1,088,000 in Nine Months Fiscal 2006 for new stores and improvements to existing retail stores, compared to $342,000 used in Nine Months Fiscal 2005.

Financing activities used cash of $4,134,000 in Nine Months Fiscal 2006 and $673,000 in Nine Months Fiscal 2005. At the August 31, 2005 closing of the Japan Rights sale, we repaid our KCL promissory note in the amount of $1,158,000 and that credit facility was terminated. On November 14, 2005 we repaid our $3,000,000 convertible note. During the Nine Months Fiscal 2006, our net borrowings under the new credit facility with Northrim Funding Services (“Northrim”) were $1,661,000 (see Note 4 of the Notes to the Condensed Consolidated Financial Statements), with the proceeds used to fund repayment of other debt and for general business purposes.

As of January 1, 2006 we had cash and cash equivalents of $7,846,000, and working capital of $3,654,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2006 and for Fiscal 2007, other than normal operating expenses and the commitments described below and in the Form 10-K and the financial statements and notes, are expected to consist primarily of capital expenditures related to the remodeling of retail stores, equipment and accounts receivable related to new Wholesale division business, and roasting plant equipment. We expect to increase our investment in property and equipment during the balance of Fiscal 2006 and Fiscal 2007, as compared to the levels of Fiscal 2004 and Fiscal 2005. During the remainder of Fiscal 2006 and in Fiscal 2007, we expect that the majority of any new Tully’s stores in the United States and in any new foreign markets (outside of Japan) will be franchised stores, rather than company-operated stores. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to inspection, quality control and training. We expect to open one or two new company-operated stores in the fourth quarter of Fiscal 2006, depending on the timing of lease agreements and construction, and between two and four new company-operated stores in Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. During the fourth quarter of Fiscal 2006, we expect capital expenditures other than new stores will be from $1,000,000 to $1,500,000. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current Northrim facility, as a financing resource for our working capital requirements.

Liabilities at January 1, 2006 include deferred license revenue in the aggregate amount of $4,729,000. We will recognize non-cash revenues of approximately $1,440,000 annually through the fiscal year ending March 29, 2009. The future cash expenses associated with this deferred license revenue balance are expected to be less than $100,000 per year. Accordingly, we expect to reduce the deferred licensing revenue balance through less than $400,000 of future cash expenditures.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2006 and Fiscal 2007, and the cash and cash equivalents of $7,846,000 at January 1, 2006, and the Northrim credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2006 or Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2006 or Fiscal 2007 in order to fund a higher level of growth than described above.

We do not have any off-balance sheet arrangements as of January 1, 2006.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. Depending on market conditions, Tully’s may also enter into contracts for part of its second year coffee harvest requirements, in order to provide a more stable market for the growers and to provide for more certainty of coffee bean supply and pricing in Fiscal 2006. As of January 1, 2006, we had approximately $1,600,000 in fixed-price purchase commitments for Fiscal 2006. We believe, based on relationships established with our suppliers, that the risk of loss on nondelivery on such purchase commitments is remote. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $500,000 to $700,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing of this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive and financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in ensuring that material information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. During Third Quarter 2006, there were no changes in our internal controls over financial reporting or in other factors that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

The section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 3, 2005, filed with the Securities and Exchange Commission on July 13, 2005 (the “2005 Form 10-K”), sets forth certain risks and uncertainties that you should consider in evaluating our business, results of operations, financial condition, and future prospects. The Japan Rights sale described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, and the repayment of debt described in Notes 4 and 5 of the Notes to the Condensed Consolidated Financial Statements, have affected our financial condition, our indebtedness and our expected future financial condition and results of operations, as discussed in “Management’s Discussion and Analysis of Operations.” As a result, certain risk factors from our 2005 Form 10-K have materially changed, and you should instead consider the updated information set forth below. Except as listed below, there were no other material changes to the risk factors previously disclosed in our 2005 Form 10-K.

Updated Risk Factor Information

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

As of January 31, 2006, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 30.4% of the shares of our common stock and the estate of Mr. Keith McCaw beneficially owned approximately 19.4% of the shares of our common stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Third Quarter 2006. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Stock Issued upon Exercise of Warrants

•	In October 2005, Tully’s issued a total of 2,844 shares of Common Stock to four warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $939.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.5	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2004, as filed with the Commission on February 14, 2005)

3.2	Amended and Restated Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, as filed with the Commission on November 12, 2003)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.5	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.6	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with the Commission on February 20, 2001)

4.7	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with the Commission on February 11, 2004)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith