Form 10-K
period 2006-04-02
TULLYS COFFEE CORP
filed 2006-07-03
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 2, 2006

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

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter. – Not Applicable (not traded on any market)

As of June 15, 2006 the number of shares of the registrant’s Common Stock outstanding was 17,769,191, and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 15,559,152.

Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “may,” “could,” “will,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Risk Factors” in this report, the following possible events or factors could cause our actual results to differ materially:

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

General

Tully’s Coffee Corporation roasts and sells high quality, hand-roasted premium whole bean coffees. The Tully’s specialty retail coffee stores operated by our Retail division and those operated by our franchisees offer our coffees and also serve a wide selection of hot and cold beverages that feature coffee, espresso and teas. Other products offered by our stores depend upon the size of store and local market requirements. Our Bellaccino® cold blended beverages, tea and fruit-based blended beverages and smoothies, hand-crafted ice cream shakes, and premium soft-serve vanilla and coffee ice cream are offered in most Tully’s stores. Most stores also sell baked goods, pastries and other food products, and coffee-related supplies, accessories and equipment. As of April 2, 2006, there were 111 Tully’s retail stores, which are located in the western United States (88 stores operated by us and 23 stores operated by franchisees).

Our Wholesale division sells Tully’s coffees and related products and supplies to domestic customers in the supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for our mail order and Internet sales activities. Our Specialty division is responsible for the franchising of Tully’s stores in the U.S. The Specialty division also sells Tully’s coffee and related products and supplies to foreign licensees and manages the relationships with these licensees, as applicable.

Our retail store philosophy focuses on providing an upscale atmosphere, with quick, friendly service where customers can relax and enjoy some of the finest hot and cold coffee, espresso, teas, cold blended beverages, and hand-made ice cream shake drinks available, together with other tasty foods. We seek to make each location a comfortable neighborhood meeting place, with employees who go out of their way to make customers feel special. We believe that developing customer loyalty and brand recognition on the foundation of product appeal and customer service is of the utmost importance in our business and growth strategy, and that our retail image builds product and brand credibility for our Wholesale and Specialty divisions.

Fiscal Periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 1, 2007 (“Fiscal 2007”) will include 52 weeks. The fiscal year ending April 2, 2006 (“Fiscal 2006”) included 52 weeks. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks, while the fiscal years ended March 28, 2004 (“Fiscal 2004”), March 30, 2003 (“Fiscal 2003”) and March 31, 2002 (“Fiscal 2002”) each included 52 weeks.

Company Background

Tully’s was formed in 1992 after our founder and Chairman, Tom T. O’Keefe, concluded there was an opportunity to develop and operate a company focused on the sale of high-quality coffee beans, coffee drinks and coffee-related products in an upscale atmosphere that emphasized customer service. On September 16, 1992, we opened the first Tully’s store, in a suburb of Seattle, Washington. Tully’s Coffee Corporation is a Washington corporation and is headquartered at 3100 Airport Way South, Seattle, Washington 98134. Our telephone number is (206) 233-2070 or 1-800-96 Tully. Information contained on our website (www.tullys.com) does not constitute part of this report.

Strategy

General

From our founding, our objective was to establish Tully’s as one of the most respected coffee brands in the world. To achieve this goal, we made significant investments in marketing and building our brand and we concentrated on opening company-operated retail stores in the U.S. and on licensing third parties in international markets. In Fiscal 2002, we decided that we had successfully developed our brand identity and that we could modify our strategy to place greater emphasis on improving overall corporate operating performance. We also decided that the Tully’s brand, products and retail store model have been developed to a point where they can be leveraged for improved operating results, and replicated in additional locations and markets. In Fiscal 2004, we commenced the franchising of Tully’s stores in the U.S. (In this report, we refer to Tully’s retail stores operated by third parties as “franchised” stores for the U.S. and “licensed” stores outside the U.S.). Since Fiscal 2002 we have placed increased emphasis on growing our Wholesale division.

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

We believe that our customers enjoy the flavor profiles and qualities of our coffee beverages and other products, and often purchase them from more than one channel. For example, customers may patronize Tully’s stores and also may enjoy Tully’s coffee beverages at a favorite restaurant or their work place, and may purchase Tully’s premium coffee from a supermarket for home consumption. Tully’s also believes that our customers are receptive to the introduction of other complementary products into our stores and through our Wholesale division. Further, products that are successful in Tully’s domestic stores may have opportunities for export or for licensing.

We believe that customer interest is increased, and incremental sales will occur, when customers are informed about new Tully’s products and special offers, and about the qualities of our product offerings. Accordingly, our strategies include advertising and marketing inside and outside of our stores.

We also believe that customers are receptive to improved value, variety and convenience through broader distribution, and we seek expanded market share through our Wholesale division in the supermarket, food service, and institutional channels. It is our belief that expanded product mix and broader distribution help Tully’s reach prospective customers that do not currently buy our products, and increase the frequency and size of customer purchases.

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

Prior to August 31, 2005, Tully’s had license and supply agreements with Tully’s Coffee Japan, a subsidiary of FOODX Globe Co. Ltd. (Tully’s Coffee Japan Co., Ltd. and FOODX Globe Co. Ltd. are collectively referred to in this report as “Tully’s Coffee Japan”). Under those agreements, Tully’s Coffee Japan operated and franchised others to operate Tully’s-branded stores in Japan. During discussions regarding the renewal of those agreements, the parties entered into an agreement (the “Japan Rights Agreement”) effective on August 31, 2005, whereby those agreements were terminated, and we sold all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan (the “Japan Rights”) to Tully’s Coffee Japan for $17,500,000 cash.

The cash proceeds from the Japan Rights sale improved our liquidity and provided capital resources for use in the development of our business outside of Japan. In Fiscal 2006, we repaid all borrowings under our Kent Central promissory note and a convertible promissory note. As a result of the Japan Rights sale, the risks and rewards from the development of the Tully’s brand in Japan accrue directly to Tully’s Coffee Japan and Tully’s is not directly affected by the Japanese business activities of Tully’s Coffee Japan (and we will no longer receive license fees or roasting fees from Tully’s Coffee Japan). As the result of this transaction, we will be less dependent upon our relationship with Tully’s Coffee Japan and have greater financial resources currently available for the development of our Retail division and Wholesale division within the United States, and for the development of our Specialty division within the United States and internationally outside of Japan.

Historical Expansion and Future Growth Strategy

Tully’s principal domestic expansion strategy has been to develop new retail stores in the western United States (including company-operated stores and, since Fiscal 2004, franchised stores) and to introduce our Wholesale division to targeted wholesale segments (supermarket, food service and restaurants, office coffee services and institutional customers) in those same markets. Tully’s also has expanded by purchasing existing retail coffee locations, with the goal of converting these into Tully’s stores. New store growth slowed during Fiscal 2002 to Fiscal 2004 as our focus shifted from brand development and revenue growth toward improving overall corporate operating performance and in response to the local economies of our markets. The rate of store growth increased in Fiscal 2006 and is expected to continue to increase in Fiscal 2007. In Fiscal 2006, we added twenty-one new stores (three company-operated stores and eighteen franchised stores). During Fiscal 2005 we added five new stores (one company-operated store and four franchised stores). Tully’s opened one new store in Fiscal 2004 and added our first franchised store. Tully’s opened one new store in Fiscal 2003 and two new stores in Fiscal 2002. (These counts exclude stores opened by our foreign licensees.)

In Fiscal 2007 we expect to give more attention to growth of the business, with continued focus on improving overall corporate operating performance and the conservative use of our capital. Subject to the availability of capital and suitable locations, we expect to open between six and ten new company-operated retail stores in Fiscal 2007, including stores located within the premises of The Boeing Company, a major employer in our primary retail market areas. We also expect to add between fifteen and thirty additional franchised stores in the United States. Opening a new company-operated store typically requires a capital investment of approximately $200,000 to $400,000, depending on the specific location. During Fiscal 2007 we will seek to improve the results of our retail stores through introduction of new products, targeted marketing, merchandising, and advertising initiatives, and operating cost savings. In late Fiscal 2006 and the first quarter of Fiscal 2007, we have refreshed the décor and furnishings of most of our company-operated stores and have remodeled several stores. The number and location of new franchised stores in Fiscal 2007 will depend in large part on the capital investment and business strategies of the third parties who will construct and operate these franchised stores.

Our Specialty division evaluates and develops licensing and franchising opportunities meeting Tully’s specific criteria, presently concentrating on the western United States and international markets. These criteria include geographic, marketplace, branding, venue, strategic and financial considerations. Certain real estate and facilities may not typically be available for company-operated Tully’s stores but may be available and appropriate for a franchised location. Currently, our franchised stores are located within the premises of supermarkets, airports, hotels, a college and shopping centers. Further, certain geographic markets may not be targeted for new company-operated Tully’s stores in the near future, but may be good markets for possible franchising. Franchisees must have sufficient financial and operating capacity, and their Tully’s stores must be consistent with our business standards and strategic objectives. Franchising stores in the domestic market offers the potential for growth in these particular venues with minimal capital investment from Tully’s. Franchising also offers challenges, including additional regulatory burdens, sharing of financial rewards with the franchisee and maintaining brand and operating standards in stores that are not operated by Tully’s employees. In the future, we expect to open additional franchised stores in targeted domestic markets and venues, as a complement to our continuing focus on company-operated Tully’s stores.

In Fiscal 2006, we continued our strategy of expanding the supermarket distribution of our packaged premium ground coffees in the western United States and we established initial supermarket distribution in the greater Chicago area. We have also increased our supermarket coffee sales with current supermarket customers by adding additional products, such as packaged whole bean coffees, bulk bin sales of whole bean coffees, and additional coffee blends or varietals. As of April 2, 2006 approximately 3,200 supermarkets offered our coffee for sale, with coverage in most states west of the Rocky Mountains. During Fiscal 2007, we expect further growth in the number of U.S. supermarkets offering Tully’s premium coffee, and in their range of product offerings, primarily in the western U.S. and Chicago markets and with possible introductions into other U.S. markets.

In the food service channel, we have direct service relationships with restaurants and institutions, particularly in the Pacific Northwest, but our primary food service distribution strategy is to work with key food service distributors, like Food Services of America, a leading regional distributor in the Pacific Northwest, and major beverage distribution companies, such as Dispenser Beverage, Inc. and Quick Dispense, Inc., who serve California and neighboring states. These distributors provide food service channel customers with Tully’s products, equipment and service as part of a broader service offering.

In February 2006, we commenced sales of Tully’s coffee in single serving packages called “K-Cups,” which are used in special proprietary coffee brewing equipment manufactured by Keurig, Incorporated (“Keurig”). We produce K-Cups under license from Keurig. Tully’s K-Cups are currently sold through three primary channels: (1) our retail stores, (2) office coffee and food service distributors, and (3) online sales through Keurig’s website.

Fiscal 2007 Wholesale division growth is expected to include the addition of new customers and also programs to expand the volume of products sold to current customers.

In the United States, we seek to establish multi-dimensional relationships with our customers and suppliers where possible. We believe that a broader and deeper relationship provides a mutual opportunity for Tully’s and our trade partners to benefit from the resulting increase in sales and from Tully’s brand growth. For example, Tully’s is the official coffee served in most locations on the campus of the University of Washington and we sell “Husky Blend” coffee in a distinctive package under license from the University of Washington. Further, we seek to establish franchised Tully’s store locations within the premises of our key supermarket customers. We work with our food service distribution partners to serve customers in locations that may introduce new customers to our brand and products, such as at education, entertainment, sports, recreational and transportation centers.

Our primary international growth strategy is to license others to operate or franchise the right to operate Tully’s-branded retail stores and sell Tully’s coffees in the foreign markets. During Fiscal 2007, we expect new licensed stores in at least one new international market outside of Japan.

Marketing

Retail Stores

Tully’s retail marketing seeks to protect and develop our reputation for consistent hand-crafted quality and personal service to customers, combined with periodic special offerings and events to reward current customers and attract new customers. Although we seek to maintain an overall brand identity in all stores, we also allow for variations that are appropriate to specific locations. Some marketing elements and strategies are foundational to all locations, while other programs may apply only to certain markets at certain times, or may be unique to specific company-operated or franchised stores.

Tully’s focus on consistency and quality in our products and customer service has been a key element of our marketing program. Point-of-sale signage, custom bags, boxes, cups, gift sets, products and literature with our distinctive name and brand marks, and community activities in which Tully’s name and brand marks are featured, are intended to increase name awareness and to reinforce our image. We periodically use outdoor signage, direct mail and newspaper advertisements, television and radio advertisements, coupons and special offer books, special and seasonal product offerings, promotional and community events, and joint promotions with our franchised store operators and other companies. Our flexible retail store menu boards and seasonal point-of sale signage are used to communicate our product and service offerings, and other features of interest to customers.

We believe that product quality and selection are very important factors to maintain the loyalty of our current customers. We also believe these factors appeal to prospective customers. Therefore, our development efforts and marketing messages focus on the improvement of our current offerings and the addition of new products that complement our existing offerings. New products may be available for only a limited season (such as a periodic offering of specially selected and roasted coffees available in our stores only for a limited time while supplies last), or they may become a recurring offering. During the first quarter of Fiscal 2007, we introduced our new blended beverage line under the Bellaccino brand, featuring our espresso and other flavors. We also have expanded our cold blended beverage offering with more tea and fruit-based products. Tully’s premium softened ice cream is a flexible “product platform” for new beverages and treats. We offer both our own proprietary products and high-quality products from other respected brands, such as Dean & Deluca (gourmet nuts, candies and snacks).

Convenience is another important factor for our retail store customers. Customers may use the Tully’s Coffee CardTM (a stored-value payment card) like a gift certificate for gift giving and as a convenient personal purchase card at all company-operated Tully’s stores and some franchised stores, instead of cash or credit card. The Tully’s Coffee Card encourages customer visits to Tully’s stores, and is periodically incorporated into our promotional activities. In the first quarter of Fiscal 2007, we expanded the features of the Tully’s Coffee Card to include a loyalty program that provides customer rewards for use of the card, and we enabled online reloading of cards for customers.

Most of our company-operated Tully’s stores and some franchised stores offer high-speed wireless Internet access (“Wi-Fi”) to customers. Wi-Fi provides our customers an economical and convenient way to check email, “surf the web” and enjoy our great beverages, all in the comfort of a Tully’s store.

Wholesale

Tully’s Wholesale division provides additional opportunities for coffee consumers to experience our coffee and reinforces Tully’s brand marks. The Wholesale division makes many of our branded products available through supermarkets, restaurants, espresso bars, office coffee services, and institutional food service. Tully’s offers logo-bearing coffee cups, banners and point-of-use signage to Wholesale division customers (subject to Tully’s usage requirements and standards). We believe marketing programs that support our brand and our retail stores also benefit our Wholesale division. In the supermarket channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’ customers and through cooperative advertising and other marketing funds. We also make use of other marketing approaches such as direct mail to support wholesale customers, co-sponsoring of trade shows and consumer events with our customers, special displays and in-store demonstrations. Our Wholesale division also includes our mail order and Internet sales channel (serviced through the gourmet foods site at Amazon.com), which make our coffee available to consumers who cannot yet buy it in their own neighborhood. These customers can order their coffee directly from our roasting plant and have it ground to their specification.

Specialty

The Specialty division assists our franchised store operators with the development of new franchised stores, and provides them with support to make Tully’s retail experience and products available to more consumers.

We believe that the tourism, media, and trade ties between the principal domestic markets served by our Retail and Wholesale divisions and our neighbors in Canada and Mexico and the Pacific Rim nations are beneficial to the international expansion of the Tully’s brand. The Specialty division seeks to expand the geographic reach of the Tully’s brand and products to consumers outside the United States. As a result of the Japan Rights sale, the risks and rewards from the development of the Tully’s brand in Japan accrue directly to Tully’s Coffee Japan and Tully’s will not be directly affected by the business activities of Tully’s Coffee Japan

(we no longer receive license fees or roasting fees from Tully’s Coffee Japan). The Japan Rights Agreement does not provide Tully’s Coffee Japan with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies. As of April 2, 2006, Tully’s Coffee Japan had 287 stores (company-operated and franchised) in Japan.

Under a license agreement dated April 1, 2001, other Asian markets were licensed by Tully’s to Ueshima Coffee Corporation, Ltd. (“UCC”). Since the license agreement was executed in April 2001, UCC has opened one store, which it closed in 2004. In June 2006, Tully’s notified UCC that it considers UCC to be in breach of this license agreement, and the parties have commenced discussions regarding the matter. Tully’s continues to view all other international markets as opportunities for growth and intends to seek opportunities in Canada, Mexico and other markets.

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

Substantially all of our revenues from international markets in the three fiscal years ending April 2, 2006 were attributed to our licensee for Japan. As the result of the Japan Rights sale in Fiscal 2006 and the growth in the number of Tully’s Coffee Japan stores prior to the Japan Rights sale, revenues from customers outside the United States (excluding recognition of deferred revenue) accounted for approximately 1.6% of Tully’s net sales (excluding recognition of deferred revenue) for Fiscal 2006 as compared to 4.1% for Fiscal 2005 and 2.8% of Tully’s net sales in Fiscal 2004.

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

Coffee roasters and distributors, including Starbucks Corporation, Kraft Foods, Inc., The Proctor & Gamble Company, Green Mountain Coffee Roasters, Inc., and Nestle, Inc., distribute premium coffee products nationally and internationally in supermarkets and other wholesale channels. Many of these products may be alternatives to Tully’s coffees and coffee drinks. Consumers also may choose non-coffee products and beverages offered by these and other competitors as alternatives to our products. Tully’s coffee beverages, teas, and other beverages compete directly against all restaurant and beverage outlets that serve coffee, tea and other beverages, and the many single location specialty coffee outlets (espresso stands, carts, kiosks, drive-thrus and stores). Restaurant and wholesale customers of our Wholesale division, and U.S. operations franchised through our Specialty division, serve products (including Tully’s-branded products) that may compete directly or indirectly with the offerings of our company-operated retail stores.

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

The companies with which we compete are strong competitors and may become even more formidable through continued growth and industry consolidation. These companies compete for retail and wholesale sales, for store locations, for employees and for supplies of premium coffee beans. Tully’s believes that there is opportunity for many companies to compete in the growing specialty coffee segment, and that the preferences and needs of consumers, owners of commercial store locations, coffee growers, coffee store employees, wholesale distributors and other constituents of the specialty coffee industry will support continued competition in this segment. Tully’s believes that its customers choose among specialty coffee brands primarily on the basis of product quality, service, convenience, and, to a lesser extent, on price. Tully’s also believes that the flavor profile of its coffee and coffee products, and the variety and quality of other food products provided by Tully’s stores, including Tully’s premium ice cream shakes, cold blended beverages, and premium softened ice cream products, serve as a point of differentiation for many customers.

Store Operations and Management / Employees

As of April 2, 2006, Tully’s employed approximately 1,000 people, with approximately 900 employed in retail stores or regional operations. The remaining employees work in our administrative, wholesale, specialty, roasting and distribution operations. All employees are non-union and management anticipates this will continue to be the case. Most of our employees work 20 or more hours per week. Full time employees are eligible for vacation, holidays, medical and dental insurance, and other benefits. Store managers, district managers, wholesale sales personnel and other managers participate in incentive pay programs tied to financial criteria. Full time and part time employees receive discounts on beverages and merchandise items. Tully’s believes that its current relations with employees are satisfactory.

To maintain Tully’s high standards of quality products and customer service, new store employees complete a training course and receive on-site training while working in a store. Training hours are devoted to orientation, company philosophy, cash register and paperwork procedures, store equipment use, cash handling, retail product knowledge, sales techniques, customer service and thorough familiarization with Tully’s Employee Handbook. Training also covers coffee history, roasting, tasting of Tully’s proprietary blends, and hands-on beverage preparation. We require our U.S. franchisees to provide comparable training to their employees, supported by our staff. Employees who serve in the Wholesale and Specialty divisions, and those who serve in administrative support roles, often receive much of the same training in order to build their specialty coffee industry expertise.

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

Tully’s enters into forward commitments for most of our purchase of green coffee beans, in anticipation of the future seasonal harvests. We also make periodic buys on “spot” markets and from special offerings, when coffee requirements exceed the contracted supplies and when there are special beans available that are suitable for special limited supply offerings. Green coffee pricing was relatively stable in the 2003-2004 seasons, but coffee prices have been more volatile and have generally increased for the 2005-2007 seasons. As of April 2, 2006, we had contracts with fixed-price purchase commitments for Fiscal 2007 and we also had contracts to purchase coffee at prices to be determined by future market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of June 19, 2006, we had approximately $7,000,000 in fixed price purchase commitments for coffee. These purchase commitments, together with existing inventory, are generally expected to provide an adequate supply of green coffee beans through Fiscal 2007. Tully’s believes, based on relationships established with its suppliers, that the risk of non-delivery on such purchase commitments is remote. However, if coffee spot market prices are attractive, or if our sales volumes increase beyond the levels anticipated for Fiscal 2007, or in connection with requirements for specific products, we may elect, or be required to, purchase coffee on the spot market, which might be at prices greater or less than the fixed contract pricing.

Roasting and Packaging of Coffee

Tully’s roasts green coffee beans to its exacting specifications at the Tully’s roasting plant in Seattle, Washington. Tully’s employs a roasting process that varies based upon the variety, quality, origin and physical characteristics of the coffee beans being roasted. Each batch is craft roasted to maximize the flavor characteristics. Our roasting process produces coffee in small batches. Coffee is roasted daily and is promptly packaged to preserve its freshness. Production and inventory levels are carefully monitored to minimize the time between roasting and delivery to the customer as coffee or a beverage, and coffee date codes are monitored to maintain fresh coffee stocks.

Tully’s packs its coffees in several different specialized package formats and in a range of package sizes. This enables us to develop distinctive and unique ground and whole bean coffees, to modify products to better fit the needs of particular customer segments and serving equipment, and to control more elements of this aspect of our product mix. During Fiscal 2003, we leased new packaging equipment to package coffee for the supermarket channel. In Fiscal 2005 we leased new equipment to more efficiently produce a wider range of package sizes and types for our institutional and food service packaging. During Fiscal 2006, we added new equipment (owned by Keurig and subject to a charge based on K-Cup volumes) for the packaging of coffee in K-Cups. We believe that these changes have improved the quality of the packaged product while increasing our packaging capacity and reducing packaging costs.

Equipment and Store Supplies

Tully’s purchases non-coffee merchandise, and equipment, fixtures and supplies for retail store locations from a number of vendors. The materials are purchased on an as-needed basis. Some materials and items are distributed through Tully’s roasting plant and warehouse facility, while the suppliers deliver other items directly to our retail stores. Shipments of products and supplies to Wholesale division and Specialty division customers are generally distributed from our Seattle roasting plant and warehouse facility. Tully’s has standardized and consolidated most of its vendors and suppliers, for the entire company or by geographic region, to improve the cost of purchases and simplify operations. Tully’s believes that its relationships with its vendors are currently satisfactory. However, if a particular supplier or vendor is unable to meet Tully’s needs, begins to deliver unsatisfactory materials or is not price competitive, Tully’s believes that there are a number of alternative sources to meet its merchandise, equipment, store supplies and other materials needs. Tully’s premium softened ice cream is produced especially for us. Our coffee flavored ice cream is flavored using Tully’s coffee. Other materials such as teas, dairy products, juices, bakery goods and accessories are purchased from various vendors and are generally less specialized, although some materials and products are made to our proprietary recipes, or packaged to our proprietary specifications. In Fiscal 2006, two suppliers combined provided more than thirty percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. These suppliers are Food Services of America and List & Beisler (a coffee broker).

Trademarks

Tully’s has applied for trademark registration in the United States and in several foreign countries, for various marks including “Tully’s” and the “Tully’s Coffee” logo, many of our drink and coffee blend trademarks and certain package design elements (among other marks). Many of the trademark applications have been issued into registrations while others are still under examination. Other trademarks have been acquired from third parties. The duration of trademark registrations varies from country to country; however, trademark registrations are generally presumed valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. Trademark registrations are generally granted for particular classes of goods or services, and may not restrict use of similar marks by other parties for other classes of goods or services. Tully’s typically applies to register its marks for more than one class of goods or services in a particular country.

After we filed our first applications to register “Tully’s” in the U.S. for coffee and coffee store services, an operator of restaurants in upstate New York applied to register the mark and logo “Tully’s Good Times” for restaurant and bar services, and claimed use of the marks prior to our first use. In May 2003 the parties entered into a settlement agreement that sets forth the rights of each party to use and register marks containing “Tully’s.” Our marks under the settlement agreement include “Tully’s” and “Tully’s Coffee” and all of our logos (among other marks). We have since received federal trademark registration for the Tully’s® trademark in various classes of goods and services, for the distinctive Tully’s Coffee logo mark, and for other marks, and from time to time we expect to seek additional registrations in other classes and for other marks.

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

Tully’s does not hold any patents.

Seasonality

Our business is subject to moderate seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to all three divisions, Retail, Wholesale and Specialty. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and its franchisees and licensees) or the closure of stores not meeting our expectations. Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

ITEM 1A.	RISK FACTORS

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

Prior to Fiscal 2006, we have incurred losses in every year of operations. As a result of the Japan Rights sale, we reported net income for Fiscal 2006, but we cannot assure you that we will remain profitable.

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

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. As the result of the Japan Rights sale, described in Note 13 of the Notes to the Consolidated Financial Statements, we do not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. Our secured credit facility is subject to periodic renewal, and would need to be replaced if not renewed. We may need to raise additional capital in the future to fund growth of the business and repayment of our obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors or that would require the repayment of the current lender. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets

(such as wholesale territories). Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. We have previously disposed of only underperforming store locations, but might be required to dispose of our better-performing locations in order to obtain a significant amount of sales proceeds. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Lawsuits and other claims against us may adversely affect our operating results and our financial condition.

We may from time to time become involved in legal proceedings or other claims. During Fiscal 2006, we entered into a tentative settlement (subject to court approval and acceptance by the class members) of claims asserted against us in an employment practices lawsuit, which will require the payment of approximately $800,000 during the next three years, and the issuance of 300,000 shares of common stock to the plaintiffs. In investigating and resolving this and any other future claims against us, or defending any such claims or allegations, we may incur legal fees, and may incur settlement fees, damages or remediation expenses that may harm our business, reduce our sales, increase our costs, and adversely affect our operating results and financial condition.

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

We use local bakeries to supply our stores with a multitude of bakery items. Most of these bakeries have limited capital resources to fund growth. Many of our proprietary products, such as ice cream and blended drink mixes, are produced by one or two suppliers specifically for Tully’s. In Fiscal 2006, two suppliers combined provided more than thirty percent of our product purchases, but we believe that there are alternative sources of supply if our relationship with any of these suppliers were to be interrupted. If one or more of these suppliers is unable to provide high quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience temporary interruptions in the product availability while establishing replacement supplies, and our results of operations could temporarily suffer.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of April 2, 2006, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 30.4% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately

19.4% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

We cannot be certain that our brand and products will be accepted in new markets. Failure to achieve market acceptance will adversely affect our revenues.

Our brand or products may not be accepted in new markets. Consumer tastes and brand loyalties vary from one location or region of the country to another. Consumers in areas other than those currently familiar with our brand and products may not embrace the Tully’s brand if we were to expand our domestic or international operations into new geographic areas. Our retail store operations, and to a lesser extent, our Wholesale and Specialty divisions, sell ice cream products and various foodstuffs and products other than coffee and coffee beverages. We believe that growth of these complementary product categories is important to the growth of our revenues from existing stores, and for growth in total net revenues and profits. Customers may not embrace these complementary product offerings, or may substitute them for products currently purchased from us.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008.

We are currently in the process of developing our Section 404 implementation plan. We may discover areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements, and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete our Section 404 plan on a timely basis. These costs may be substantial, and we may be required to expend cash on this effort instead of other business opportunities. Even if we timely complete our Section 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. This could subject Tully’s to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm Tully’s operating results or cause Tully’s to fail to meet its reporting obligations.

Industry Risks

We compete with a number of companies for customers. The success of these companies could have an adverse effect on us.

We operate in highly competitive markets in the United States. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail and wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft

Foods, Inc., Nestle, Inc., Caribou Coffee Company, Inc., Green Mountain Coffee Roasters, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. In foreign markets, we also may face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and Specialty division customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

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

Our future success depends to a large extent upon the availability of premium quality unroasted, or green, coffee beans at reasonable prices. Coffee prices have generally increased for the 2005-2007 seasons. There has been increasing demand for such coffee beans and there are indications that supplies may not be keeping up with this growing demand. This could put additional upward pressure on prices or limit the quantities available to us. Natural or political events, or disruption of shipping and port channels could interrupt the supply of these premium beans, or affect the cost. In addition, green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations such as the International Coffee Organization and the Association of Coffee Producing Countries, which have attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee supplies worldwide. Price increases for whole bean coffee could result in increases in the costs of coffee beverages served in our stores and of other coffee products sold in our retail and wholesale channels. Such cost increases could adversely affect our gross margins, or force us to increase the retail and wholesale prices for our coffee products, which could adversely affect our revenues.

Economic factors and consumer preferences related to coffee, dairy and bakery products could adversely affect our revenues or our costs.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Many of these items contain coffee, milk and other dairy products, and typical bakery ingredients such as sugar and flour. Changes in consumer product preferences away from products containing such ingredients could adversely impact our revenues. Increases in the costs of raw materials and ingredients for our products, such as the recent increases in dairy costs, could adversely affect our gross margins, or force us to increase the retail and wholesale prices for some of our products, which could adversely affect our revenues.

Changes in the economy could adversely affect our revenues.

Our business is not diversified. Our revenues are derived predominantly from the sale of coffee, coffee beverages, tea, and other beverages, baked goods and pastries, ice cream products, and coffee-related accessories and equipment. Given that many of these items are discretionary items in our customers’ budgets, our business depends upon a healthy economic climate for the coffee industry as well as the economy generally. Adverse economic trends could be further adverse impact on our revenues.

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

ITEM 2.	PROPERTIES

As of April 2, 2006, Tully’s operated 88 retail stores in the United States, all of which are located on property leased by us. Sixty-one of these stores are located in Washington, twenty-three are in California, three are in Oregon and one is in Idaho.

We lease approximately 80,000 feet of office and warehouse space in Seattle, Washington, to house our headquarters, roasting plant and distribution facilities (the “Airport Way Property”) pursuant to a ten-year lease expiring May 2010 and subject to two five-year options to renew.

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

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005 the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. The Court has set a final hearing date in September 2006.

In April 2004, we were advised by Tully’s Coffee Japan that the Japanese tax authorities were conducting an examination regarding the withholding taxes collected by Tully’s Coffee Japan, and that the tax authorities had taken a position that certain amounts paid by Tully’s Coffee Japan under its supply agreement with us should be subject to Japanese withholding taxes. Tully’s Coffee Japan informed us that it paid taxes, interest and penalties, for which Tully’s Coffee Japan requested indemnification from Tully’s. Under the Japan Rights Agreement, the claim from Tully’s Coffee Japan was resolved without any payment from Tully’s.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2006 we held our annual shareholders meeting (the “2005 Annual Meeting”). Our shareholders elected seven incumbent members to the Board of Directors to serve until the next annual shareholder meeting or until their respective successors shall be elected and qualified. The elected directors and the votes for and withheld were as follows:

Director	For	Withheld
Kathi Ainsworth-Jones	20,700,902	551,804
John K. Buller	20,802,206	450,500
Marc Evanger	20,834,266	418,440
John M. Fluke	20,766,487	486,219
Lawrence Hood	20,725,707	526,999
Gregory Hubert	20,804,506	448,200
Tom T. O’Keefe	19,599,359	1,653,347

Our shareholders also ratified the selection of our independent registered public accounting firm, Moss Adams, LLP, as follows:

VOTE
For	20,680,276
Against	124,571
Abstain	447,859

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OR EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of June 15, 2006 there were 5,032 holders of record of Tully’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of April 2, 2006)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	3,340,760	$0.64	—
2004 Option Plan	484,008	$1.29	2,017,992
Equity compensation plans not approved by security holders *	1,688,167	$0.01	—

Total	5,512,935	$0.51	2,017,992

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 4,200,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of April 2, 2006, options for 3,342,760 shares were outstanding under the 1994 Option Plan and options for 366,331 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

On September 23, 2004, the board of directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 2,500,000 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan in December 2004. As of April 2, 2006, 596,008 options had been granted and options for 66,000 shares were granted in June 2006 under the 2004 Stock Option Plan.

Stock options are granted solely at the discretion of our board of directors and are issued at a price determined by our board of directors. The term of each option granted is for such period as determined by our board of directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our board of directors. Options may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or nonqualified stock options. Our shareholders also previously approved the Employee Stock Purchase Plan, under which employees would be permitted to purchase common stock from the company. No offerings have been made to employees under the Employee Stock Purchase Plan.

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

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2006, Fiscal 2005, and Fiscal 2004. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Fiscal 2006

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 11 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in Fiscal 2006 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2006	13,430	31,337	44,767

Stock Issued upon Exercise of Warrants

•	In May 2005, Tully’s issued 5,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $1,650.

•	In June 2005, Tully’s issued 2,500 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $825.

•	In October 2005, Tully’s issued a total of 2,844 shares of Common Stock to four warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $939.

•	In January 2006, Tully’s issued a total of 7,776 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $2,566.

Fiscal 2005

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 11 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in Fiscal 2005 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2005	222,192	518,448	740,640

Stock Issued upon Exercise of Warrants

•	In May 2004, Tully’s issued 6,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $1,980.

•	In December 2004, Tully’s issued 75,000 shares of Common Stock to three warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $24,750.

•	In January and February 2005, Tully’s issued 509,552 shares of Common Stock to eighteen warrant holders upon exercise of warrants for aggregate consideration to the company of $33,624.

Fiscal 2004

•	Options Granted for Services. Tully’s granted the following options to purchase its shares of Common Stock, which vest and become exercisable over a three-year period from the grant date, to employees in consideration for services pursuant to our Amended and Restated 1994 Stock Option Plan (the “1994 Plan”):

•	In May 2003, options for 100,000 shares, with an exercise price of $0.31, to our Chief Financial Officer.

•	In May 2003, options for 75,000 shares, with an exercise price of $0.31, to our Vice President, Retail.

•	On October 23, 2003 options for 266,400 shares, with an exercise price of $0.31, to thirty-four employees

•	On February 9, 2004 options for 25,000 shares, with an exercise price of $0.31 to one employee

•	In June 2003, we granted to five directors options to purchase an aggregate of 15,000 shares of Common Stock pursuant to the 1994 Plan at an exercise price of $0.01 per share in consideration for participation in Board of Directors and Board committee meetings prior to June 30, 2002. These options were fully vested and exercisable from the time of grant. On June 2, 2004, Tully’s also issued stock options for a total of 54,000 shares to five directors for Board of Directors participation in Fiscal 2004 (with an exercise price of $0.30 per share and fully vested at April 2, 2006).

•	In June and August 2003, we issued a total of 60,000 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $6,947.

•	In March 2004, Tully’s issued 22,000 shares of Common Stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $7,260.

•	As of January 1, 2004, in lieu of cash interest, and as provided by the terms of the $3,000,000 convertible promissory note held by an affiliate of a former director (See Note 12 of the Notes to the Consolidated Financial Statements), we issued warrants with an estimated aggregate value of $72,000 at the time (exercise price of $0.01 per share) for 240,000 shares of Common Stock to the holder of the note.

•	As compensation for guaranties of debt under the our credit facilities, we issued to the guarantors (certain of our directors, former directors and shareholders) warrants to purchase shares of Common Stock with an exercise price of $0.05 per share, as described in Note 11 of the Notes to the Consolidated Financial Statements. The warrants issued to these guarantors in Fiscal 2004 are summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	444,384	292,950	737,334

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from the consolidated financial statements of Tully’s. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Fiscal Years Ended (1)
(dollar amounts in thousands, except per share data)	Apr 2, 2006		Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002
Results of Operations Data(2, 3, 4)
Net sales	$58,245		$53,980	$50,768	$50,800	$51,458
Operating income (loss)	(1,313)		(3,695)	(1,846)	(6,834)	(13,381)
Income (loss) before cumulative effect of change in accounting principle	15,423		(4,625)	(2,595)	(7,056)	(11,422)
Cumulative effect of change in accounting principle(2)	—		—	—	(3,018)	—
Net income (loss)	$15,423		$(4,625)	$(2,595)	$(10,074)	$(11,422)
Earnings (loss) per share—basic and diluted:
Earnings (loss) before cumulative effect of change in accounting principle	$0.87		$(0.28)	$(0.16)	$(0.43)	$(0.70)
Cumulative effect of change in accounting principle(2)	—		—	—	(0.18)	—
Earnings (loss) per share—basic	$0.87		$(0.28)	$(0.16)	$(0.62)	$(0.70)
Earnings (loss) per share—diluted	$0.30		$(0.28)	$(0.16)	$(0.62)	$(0.70)
Balance Sheet Data
Total assets	$21,527		$17,930	$20,017	$23,677	$32,469
Long-term obligations (including current portion)(5)	3,402		6,883	6,446	6,843	3,164
Stockholders’ equity (deficit)	$5,127		$(10,689)	$(6,671)	$(4,480)	$5,296
Other Data
Earnings (loss) before interest, taxes, depreciation and amortization(3, 6)	$19,676		$2	$1,830	$(2,093)	$(5,558)
Number of stores at fiscal year end
Stores operated by Tully’s	88		92	94	100	104
Stores operated or franchised by international licensees	—	*	245	174	113	50
Stores operated by U.S. franchisees	23		5	1	—	—

Total retail stores at fiscal year end	111		342	269	213	154

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 287 stores as of April 2, 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks, except for the fiscal year ended April 3, 2005 (“Fiscal 2005”) which had 53 weeks. The 53rd week accounted for $955,000 in net sales in Fiscal 2005.

(2)	The cumulative effect of a change in accounting for goodwill in the amount of $3,018,000 was recorded in Fiscal 2003.

(3)	A $17,392,000 gain on the sale of the Japan Rights was recognized in Fiscal 2006. As the result of the termination of our license and supply agreements with Tully’s Coffee Japan, $4,405,000 of deferred license revenue was recognized in Fiscal 2006, and Tully’s has not received the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan since July 31, 2005. Additionally, the following charges are included in the results of operations (dollars in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
Impairment of long-lived assets	$236	$200	$97	$1,310	$2,315
Store closures and lease termination costs	219	43	170	108	1,583
Liquidation and write-off of Tully’s Europe B.V.	—	—	—	—	46
Severance costs related to resignation of then-president	—	402	—	—	—
Settlement of litigation (see Note 16 of the Notes to the Consolidated Financial Statements)	—	1,628	—	—	—
Evaluation of business integration opportunity (see Note 13 of the Notes to the Consolidated Financial Statements)	—	129	541	—	—

Total	$455	$2,402	$808	$1,418	$3,944

(4)	During Fiscal 2002, Tully’s received a $12,000,000 license fee from UCC. In addition, we received $4,200,000 and 300 shares of Tully’s Coffee Japan stock (with a market value of approximately $1,771,000 at October 1, 2001) in connection with the amendment of our supply agreement with Tully’s Coffee Japan. The Tully’s Coffee Japan stock was sold by Tully’s in Fiscal 2003.

(5)	Long term obligations are summarized as follows (dollars in thousands):

	Apr 2, 2006	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002
Current portion of long-term debt and capital lease obligations	$2,209	$2,078	$1,145	$561	$308
Long-term debt, net of current portion	28	600	2,167	3,106	26
Capital lease obligations, net of current portion	72	112	203	360	127
Other liabilities	1,093	1,093	—	—	—
Convertible promissory note, net of discount	—	3,000	2,931	2,816	2,703

Long term obligations (including current portion)	$3,402	$6,883	$6,446	$6,843	$3,164

(6)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. See “Management’s Discussion and Analysis” for additional information regarding the computation and usage of EBITDA information. The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net income (loss) (dollars in thousands):

	Fiscal Years Ended
	Apr 2, 2006	Apr 3, 2005	Mar 28, 2004	Mar 30, 2003	Mar 31, 2002
Net income (loss)	$15,423	$(4,625)	$(2,595)	$(10,074)	$(11,422)
Add back cumulative effect of change in accounting principle	—	—	—	3,018	—

Income (loss) before cumulative effect of change in accounting principle	15,423	(4,625)	(2,595)	(7,056)	(11,422)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	385	924	760	721	904
Income taxes	339	52	43	25	6
Depreciation and amortization	3,529	3,651	3,622	4,217	4,954

Earnings (loss) before interest, taxes, depreciation and amortization	$19,676	$2	$1,830	$(2,093)	$(5,558)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended April 2, 2006, April 3, 2005 and March 28, 2004. The following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. We believe that certain statements herein, including statements concerning anticipated store openings and closings, planned capital expenditures, and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our franchisees and licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

For financial reporting, we end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. Fiscal 2006 included 52 weeks while Fiscal 2005 included 53 weeks. Each of Fiscal 2004, Fiscal 2003, and Fiscal 2002 included 52 weeks.

Overview

As discussed in Note 13 of the Notes to Consolidated Financial Statements, on August 31, 2005, we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. As further discussed below, the effects of this transaction on our financial condition and results of operations for Fiscal 2006, and our expected future financial condition and results of operations include:

•	A $17,392,000 gain on the sale of the Japan Rights was recognized in Fiscal 2006;

•	As the result of the termination of our license and supply agreements with Tully’s Coffee Japan, $4,405,000 of deferred license revenue was recognized in Fiscal 2006, and Tully’s has not received the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan since July 31, 2005; and

•	The cash proceeds from the transaction have improved our liquidity and have provided capital resources for use in the development of our business. We have repaid all borrowings under our Kent Central promissory note and our convertible promissory note.

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

We derive our revenues from sales from the:

•	Retail division, which operates retail stores in the Western United States,

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order and internet sales, and

•	Specialty division, which manages our U.S. franchising and which also sells Tully’s-branded products to our foreign licensees and receives royalties and fees from those licensees.

The relative percentage of net sales from each division for Fiscal 2006, Fiscal 2005 and Fiscal 2004 are depicted by these graphs.

*	Percentages for Fiscal 2006 include the effects from the accelerated recognition of $4,405,000 of deferred license revenues. Excluding this amount, the percentages for the Fiscal 2006 would be Retail (70.9%), Wholesale (24.6%) and Specialty (4.5%).

From our founding, our objective was to establish Tully’s as one of the most respected coffee brands in the world. To achieve this goal, we made significant investments in marketing and building our brand and we concentrated on opening company-operated retail stores in the U.S. and on licensing third parties in international markets. In Fiscal 2002, we decided that we had successfully developed our brand identity and that we could modify our strategy to place greater emphasis on improving overall corporate operating performance. We also decided that the Tully’s brand, products, and retail store model have been developed to a point where they can be leveraged for improved operating results, and replicated in additional locations and markets. These continuing initiatives toward improved operating performance and cash flow include:

•	new and expanded product offerings,

•	enhancing our marketing efforts,

•	initiating selective retail price changes,

•	making cost of sales improvements through more efficient product purchasing,

•	opening new company-operated stores that are expected to produce a return on investment that meets our requirements,

•	growing our Specialty division revenues through growth in the number of franchised stores in the U.S. and from new international licensing relationships,

•	closing stores that do not meet our financial criteria,

•	increasing sales from the Wholesale division through new products and new customers, and

•	controlling marketing, general and administrative costs.

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Fiscal Years Ended
	April 2, 2006		April 3, 2005	March 28, 2004
STORES OPERATED BY TULLY’S:
Beginning of the year	92		94	100
New stores	3		1	1
Closed stores	(7)		(3)	(7)

End of the year	88		92	94

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	245	174
U.S. franchisees	23		5	1

Total licensees and franchisees	23		250	175

Total retail stores at end of the year	111		342	269

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 287 stores as of April 2, 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Comparable store sales are defined as sales from stores open for the full period in both the current and comparative prior year periods. Changes in Retail division comparable store sales for each of the four quarters of Fiscal 2004, Fiscal 2005, and Fiscal 2006, as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) the increased availability of Tully’s coffee in supermarkets, and (iv) the relative levels and effectiveness of product innovation and marketing during each period. The 53rd week of Fiscal 2005 is excluded from the computations of comparable store sales.

The increases and decreases in Retail division sales shown in the graph below reflect the factors discussed below and normal seasonal patterns (generally, a slightly larger percentage of our Retail division sales occur in our third fiscal quarter).

*	The fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $732,000.

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

*	The fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $223,000.

Franchised and licensed stores at the end of each respective quarter are set forth in the table below:

	FY04	FY04	FY04	FY04	FY05	FY05	FY05	FY05	FY06	FY06		FY06		FY06
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2		Q3		Q4
International licensees	124	135	155	174	198	207	228	245	260	—	*	—	*	—	*
U.S. franchisees	—	—	—	1	2	3	4	5	6	12		20		23

Total	124	135	155	175	200	210	232	250	266	12		20		23

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan (which totaled 287 stores as of the end of Fiscal 2006) are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Results of Operations

The following table sets forth actual and pro forma statement of operations data expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data have been derived from our consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized in Fiscal 2006 as a result of the Japan Rights sale.

	Fiscal Years Ended
	Pro Forma Apr 2, 2006	Apr 2, 2006	Apr 3, 2005	Mar 28, 2004
STATEMENTS OF OPERATIONS DATA:
Sales of products	95.5%	88.3%	92.0%	93.5%
Licenses, royalties, and fees	1.5%	1.4%	4.1%	2.4%
Recognition of deferred revenue	3.0%	10.3%	3.9%	4.1%

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	50.3%	46.5%	44.2%	43.6%
Store operating expenses	31.8%	29.4%	32.1%	33.3%
Other operating expenses	6.6%	6.1%	5.1%	4.0%
Marketing, general and administrative costs	14.6%	13.5%	14.9%	14.0%
Depreciation and amortization	6.5%	6.1%	6.8%	7.1%
Settlement of litigation	—	—	3.0%	—
Evaluation of business integration opportunity	—	—	0.2%	1.1%
Impairment of long-lived assets	0.4%	0.4%	0.4%	0.2%
Store closure and lease termination costs	0.4%	0.4%	0.1%	0.3%

Total cost of goods sold and operating expenses	110.6%	102.3%	106.8%	103.6%

Operating loss	(10.6)%	(2.3)%	(6.8)%	(3.6)%
Other income (expense)
Interest expense	(1.0)%	(0.9)%	(1.1)%	(1.1)%
Interest income	0.4%	0.4%	*	*
Gain on sale of Japan Rights	32.3%	29.9%	*	*
Miscellaneous income (expense)	0.1%	0.1%	0.1%	0.1%
Loan guarantee fee expense	(0.1)%	(0.1)%	(0.7)%	(0.4)%

Income (loss) before income taxes	21.1%	27.1%	(8.5)%	(5.0)%
Income taxes	(0.6)%	(0.6)%	(0.1)%	(0.1)%

Net income (loss)	20.5%	26.5%	(8.6)%	(5.1)%

*	Amount is less than 0.1%

Earnings before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance. We expect to continue to incur these excluded items: interest income, interest expense based on our outstanding debt, income taxes, and depreciation and amortization as we will continue to have long-lived assets.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net income (loss):

Earnings before interest, taxes, depreciation and amortization is computed as follows (dollars in thousands):

	Fiscal Years Ended
	April 2, 2006	April 3, 2005	March 28, 2004
Net income (loss)	$15,423	$(4,625)	$(2,595)
Add back amounts for computation of EBITDA
Interest income, interest expense, and loan guarantee fees	385	924	760
Income taxes	339	52	43
Depreciation and amortization	3,529	3,651	3,622

Earnings before interest, taxes, depreciation and amortization	$19,676	$2	$1,830

Fiscal Year Ended April 2, 2006 Compared To Fiscal Year Ended April 3, 2005

During Fiscal 2006, we introduced new products to customers with promotions that included “free trial” and discount pricing offers, and implemented programs to improve retail store service levels, including increases in store staffing and new training programs. These ongoing initiatives are having negative financial effects in the short term, but are intended to grow our retail customer traffic and sales in the future. Due to limited capital availability (before the Japan Rights sale was completed), we limited our investment in merchandising and marketing programs, remodeling and renovation of existing stores, and opening of new stores.

Net Sales

Our net sales for Fiscal 2006 increased $4,265,000 (or 7.9%) to $58,245,000 as compared to net sales of $53,980,000 for Fiscal 2005. The increase in net sales is comprised as follows:

Total company Fiscal year ended April 2, 2006 compared to the fiscal year ended April 3, 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$1,733
Licenses, royalties and fees	(1,392)
Recognition of deferred license revenue	3,924

Net sales	$4,265

Sales of products increased by $1,733,000, or 3.5%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below, and offset by the effects of having 52 weeks of product sales in our Retail and Wholesale divisions in Fiscal 2006 as compared to 53 weeks in Fiscal 2005 (this extra week in Fiscal 2005 represented $955,000 of product sales). As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in Fiscal 2006, and licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional increase (decrease) in net sales was comprised as follows:

Total company Fiscal year ended April 2, 2006 compared to the fiscal year ended April 3, 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(1,908)
Wholesale division	3,671
Specialty division	2,502

Total Company	$4,265

The Retail division sales decrease represented a 4.8% decrease (comparable store sales decrease of 2.1%) compared to Retail division sales for Fiscal 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase Fiscal year ended April 2, 2006 compared to the fiscal year ended April 3, 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(774)
Sales decrease from stores closed in Fiscal 2006 and Fiscal 2005	(906)
Sales increase from new stores	570
Other	(66)
Sales from 53rd week in Fiscal 2005	(732)

Total Retail division	$(1,908)

Wholesale division net sales increased $3,671,000, or 38.6%, to $13,187,000 for Fiscal 2006, from $9,516,000 for Fiscal 2005. The increase reflects a $2,782,000 sales increase in the grocery channel, due to growth in the number of supermarkets selling Tully’s coffees and expanded product selections in current supermarkets, combined with increased sales in food service channels. Fiscal 2005 included a 53rd week, for which Wholesale division sales totaled $223,000.

Net sales for the Specialty division increased by $2,502,000, or 57.4%, to $6,864,000 in Fiscal 2006 from $4,362,000 in Fiscal 2005, reflecting the one-time accelerated recognition of $4,405,000 of deferred license revenue in Fiscal 2006, offset by the other effects of the Japan Rights sale as described above.

Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in the Fiscal 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Fiscal 2006 amounts as a percentage of net sales as compared with Fiscal 2005. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Fiscal 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $3,240,000, or 13.6%, to $27,097,000 for Fiscal 2006 as compared to $23,857,000 in Fiscal 2005. The increase reflects approximately $2,400,000 of cost of goods sold for increased sales of our Wholesale division in Fiscal 2006 and approximately $800,000 of increased costs for green coffee with the new coffee crop. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 50.3% (pro forma) for Fiscal 2006 as compared to 44.2% for Fiscal 2005, with approximately one third of this resulting from the sales mix change (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Fiscal 2006 compared to Fiscal 2005 and the remaining two thirds resulting primarily from higher product costs (including coffee) and from higher levels of sales discounts and allowances in the Wholesale division. Additionally, the Retail division gross margin was lower in Fiscal 2006 compared to Fiscal 2005, reflecting the product discount strategies described above and higher product costs.

Store operating expenses decreased $246,000, or 1.4%, to $17,095,000 for Fiscal 2006 as compared to $17,341,000 in Fiscal 2005 as the result of $129,000 of costs from the 53rd week in Fiscal 2005 and cost reductions associated with the closure of stores not meeting our financial requirements, offset by costs of new stores and increased labor costs. As a percentage of net sales, store operating expenses decreased to 31.8% (pro forma) for Fiscal 2006 as compared to 32.1% for Fiscal 2005.

Other operating expenses (expenses associated with all operations other than retail stores) increased $775,000 or 28.0% to $3,538,000 for Fiscal 2006 as compared to $2,763,000 in Fiscal 2005, reflecting $398,000 of additional expenses incurred in connection with the expansion of our Wholesale division business, and $277,000 of increased costs incurred by the Specialty division for the acquisition and development of new customers and new markets. As a percentage of net sales, other operating expenses increased to 6.6% (pro forma) for Fiscal 2006 as compared to 5.1% in Fiscal 2005.

Marketing, general and administrative costs decreased $219,000, or 2.7%, to $7,844,000 for Fiscal 2006 as compared to $8,063,000 for Fiscal 2005, reflecting the inclusion in Fiscal 2005 of severance and related costs of $402,000 from the resignation of our then-president and $36,000 of costs from the 53rd week in Fiscal 2005.

Depreciation and amortization expense decreased $122,000, or 3.3%, to $3,529,000 for Fiscal 2006 as compared to $3,651,000 in Fiscal 2005, reflecting a lower level of depreciable asset book value in Fiscal 2006 and $68,000 of expense from the 53rd week in Fiscal 2005.

During Fiscal 2004 we entered into preliminary discussions with Tully’s Coffee Japan about the possibility of integrating our business with Tully’s Coffee Japan, which were terminated in Fiscal 2005. In Fiscal 2005, we incurred fees and other expenses of $129,000, but we did not incur such fees in Fiscal 2006.

During Fiscal 2006 and Fiscal 2005, we performed reviews of our long-lived assets to determine whether such assets were impaired (see Note 8 of the Notes to the Consolidated Financial Statements). These reviews determined that impairments did exist, and a non-cash charge of $236,000 was recognized in Fiscal 2006 compared to the non-cash impairment charge of $200,000 during Fiscal 2005.

During Fiscal 2006, we incurred store closure and lease termination costs of $219,000 in connection with the closure of stores that did not meet our financial criteria, as compared to $43,000 of such costs in Fiscal 2005.

Operating Loss

As a result of the factors described above, we had an operating loss of $1,313,000 for Fiscal 2006, which is reduction in loss of $2,382,000 (64.5%) as compared to the operating loss of $3,695,000 during Fiscal 2005.

Other Income (Expense)

During Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale.

Interest income increased $205,000 to $208,000 for Fiscal 2006 as compared to $3,000 during Fiscal 2005 due to the increase of the amount of cash invested in interest bearing accounts after the proceeds from the Japan Rights sale were received in Fiscal 2006.

Interest expense decreased $43,000, or 7.5%, to $527,000 for Fiscal 2006 as compared to $570,000 during Fiscal 2005 due to lower outstanding debt during Fiscal 2006, partially offset by the effects of higher interest rates on outstanding debt during Fiscal 2006 as compared to Fiscal 2005, and $32,000 of interest expense from a multi-year state tax audit completed in Fiscal Quarter 2006.

During Fiscal 2006 we incurred loan guarantee fee expense of $66,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility, as compared to $357,000 in Fiscal 2005. The decrease resulted primarily from the repayment of the related debt.

Income Taxes

Income tax expense increased $287,000 to $339,000 for Fiscal 2006 as compared to $52,000 during Fiscal 2005 due to the income tax consequences from the Japan Rights sale in Fiscal 2006, offset by a reduction in foreign tax expense associated with the cessation of taxable revenues from Tully’s Coffee Japan after July 31, 2005. The gain recognized on the Japan Rights sale is generally sheltered from income tax due to our net operating loss carryforwards, but in Fiscal 2006 we recognized $335,000 of state income taxes and federal alternative minimum tax (“AMT”) related to this sale.

Net Income (Loss)

As a result of Japan Rights sale and the other factors described above, net income increased $20,048,000 to $15,423,000 during Fiscal 2006, as compared to a loss of $4,625,000 during Fiscal 2005.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the Japan Rights sale and other factors described above, we had EBITDA of $19,676,000 for Fiscal 2006, which is an increase of $19,674,000 as compared to the EBITDA of $2,000 for Fiscal 2005.

Fiscal Year Ended April 3, 2005 Compared To Fiscal Year Ended March 28, 2004

Net Sales

Our net sales for Fiscal 2005 increased $3,212,000 (or 6.3%) to $53,980,000 as compared to net sales of $50,768,000 for Fiscal 2004. The increase in net sales is comprised as follows:

Total company Fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$2,218
Licenses, royalties and fees	994

Net sales	$3,212

Sales of products increased by $2,218,000, or 4.7%, as the result of increased product sales in our Wholesale division, and due to having 53 weeks of product sales in Fiscal 2005 as compared to 52 weeks in Fiscal 2004 (this extra week in Fiscal 2005 represented $955,000 of product sales), which was partially offset by decreased product sales in our Retail division as described below. The divisional increase or decrease in net sales was comprised as follows:

Total company Fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(515)
Wholesale division	2,994
Specialty division	733

Total Company	$3,212

Retail division sales reflect a 1.3% decrease (comparable store sales decrease of 2.0%) compared to Retail division sales for Fiscal 2004. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase Fiscal year ended April 3, 2005 compared to the fiscal year ended March 28, 2004 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(791)
Sales decrease from stores closed in Fiscal 2005 and Fiscal 2004	(973)
Sales increase from new stores	297
Other	220
Sales from 53rd week in Fiscal 2005	732

Total Retail division	$(515)

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

Net sales for the Specialty division increased by $733,000, or 20.2%, to $4,362,000 in Fiscal 2005 from $3,629,000 in Fiscal 2004, reflecting the increase in royalties and coffee roasting fees that resulted from growth in the number of stores operated by Tully’s Coffee Japan.

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

Store operating expenses increased $418,000, or 2.5%, to $17,341,000 for Fiscal 2005 as compared to $16,923,000 in Fiscal 2004 as the result of $129,000 of costs from the 53rd week in Fiscal 2005, costs of new stores and increased labor costs in Fiscal 2005, partially offset by cost reductions associated with closure of stores not meeting our financial requirements. As a percentage of net sales, store operating expenses declined to 32.1% for Fiscal 2005 from 33.3% for Fiscal 2004.

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

Marketing, general and administrative costs increased $969,000, or 13.7%, to $8,063,000 for Fiscal 2005 as compared to $7,094,000 for Fiscal 2004, reflecting accrual of severance and related costs of $402,000 from the resignation of our then-president, $36,000 of costs from the 53rd week in Fiscal 2005 and increased labor costs during Fiscal 2005.

Depreciation and amortization expense increased $29,000, or 0.8%, to $3,651,000 for Fiscal 2005 as compared to $3,622,000 in Fiscal 2004 as the result of $47,000 of depreciation and amortization expense from the 53rd week in Fiscal 2005.

In February 2004 a lawsuit was filed against Tully’s in California state court by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. We have entered into a preliminary agreement regarding the settlement of this matter. In Fiscal 2005, Tully’s incurred a charge of approximately $1,628,000 for the settlement and associated costs of this lawsuit (see Note 16 of the notes to the Consolidated Financial Statements).

During Fiscal 2004 we entered into preliminary discussions with Tully’s Coffee Japan about the possibility of integrating our business with Tully’s Coffee Japan. On May 12, 2004, we reported that we have ceased discussions with Tully’s Coffee Japan. In connection with these discussions and the evaluation of this business integration opportunity, we incurred fees and other expenses of $129,000 in Fiscal 2005 and $541,000 in Fiscal 2004.

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

Net Income (Loss)

As a result of the litigation settlement charge and the other factors described above, net loss increased $2,030,000 to $4,625,000 during Fiscal 2005, as compared to a net loss of $2,595,000 during Fiscal 2004.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the litigation settlement charge and the other factors described above, we had EBITDA of $2,000 for Fiscal 2005, which is a decrease of $1,828,000 as compared to EBITDA of $1,830,000 during Fiscal 2004.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Fiscal Years Ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$15,423	$(4,625)	$(2,595)
Gain on sale of Japan Rights	(17,392)	—	—
Adjustments for depreciation and other non-cash operating statement amounts	(1,626)	2,474	2,376

Net income (loss) adjusted for non-cash operating statement amounts	(3,595)	(2,151)	(219)
Deferred revenue cash received	25	—	500
Cash provided (used) for other changes in assets and liabilities	(3,511)	3,495	1,006

Net cash provided by (used in) operating activities	(7,081)	1,344	1,287
Net proceeds from Japan Rights sale	17,392	—	—
Purchases of property and equipment and other	(2,369)	(564)	(286)
Net borrowings (repayments) of debt and capital leases	(4,004)	(909)	(761)
Proceeds from equity transactions	6	319	14

Net increase in cash and cash equivalents	$3,944	$190	$254

Overall, our operating activities, investing activities, and financing activities provided $3,944,000 of cash during Fiscal 2006 as compared to $190,000 of cash provided during Fiscal 2005 and $254,000 provided in Fiscal 2004.

As discussed in Note 13 of the Notes to the Consolidated Financial Statements, on August 31, 2005 we sold the Japan Rights for $17,500,000. This transaction has resulted in improved liquidity and capital resources for Tully’s. As a consequence of the Japan Rights sale, Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. During Fiscal 2006, our operating cash flows included $811,000 from license fees and coffee roasting fees, as compared to $2,234,000 in Fiscal 2005. We have used proceeds from the Japan Rights sale primarily to (1) repay our promissory note with Kent Central LLC (“KCL”) and our convertible note, which has reduced the level of borrowings by Tully’s and reduced our future obligations for payments of principal and interest, (2) reduce our levels of accounts payable and accrued liabilities, and (3) fund a higher level of capital expenditures compared to the previous year.

Cash used in operating activities for Fiscal 2006 was $7,081,000, a change of $8,425,000 compared to Fiscal 2005 when operating activities provided cash of $1,344,000. This related primarily to a $7,117,000 difference in cash used for accounts payable and accrued liabilities: during Fiscal 2006, we used $2,534,000 of cash to reduce the level of accounts payable and accrued liabilities, but in Fiscal 2005 cash of $4,583,000 was provided by an increase in accounts payable and accrued liabilities. Operating activities provided cash of $1,287,000 in Fiscal 2004. Additionally, increased accounts receivable used cash of $813,000 during Fiscal 2006, primarily as the result of increased Wholesale division sales and the timing of customer payments, and increased inventories used cash of $600,000 as the result of higher coffee costs and increased stocking levels for some products in support of sales increase objectives.

Investing activities provided cash of $15,023,000 in Fiscal 2006. This reflected the net proceeds received from the Japan Rights sale of $17,392,000, offset by cash used for capital expenditures of $2,307,000 in Fiscal 2006. Investing activities used cash of $564,000 in Fiscal 2005 and $286,000 in Fiscal 2004. In Fiscal 2005 and Fiscal 2004, we minimized our investing activities as part of our strategy for conservative use of capital. Cash invested for capital expenditures increased in Fiscal 2006 compared to Fiscal 2005 and Fiscal 2004 due to increased investments for new stores and improvements to existing retail stores. Cash used for capital expenditures was $2,307,000 in Fiscal 2006, $560,000 in Fiscal 2005 and $320,000 in Fiscal 2004.

Financing activities used cash of $3,998,000 in Fiscal 2006, $590,000 in Fiscal 2005, and $747,000 in Fiscal 2004. In each year, the primary financing activity was repayment of debt and capital leases. In Fiscal 2005, the shareholder rights offering provided cash of $243,000 (after payment of offering costs).

As of April 2, 2006, we had cash and cash equivalents of $5,381,000, and working capital of $807,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts and Wholesale division shipments. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for Fiscal 2007, other than normal operating expenses and the commitments described below and in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and the remodeling of other company-operated stores, and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during Fiscal 2007 to be comparable to the level of investment made in Fiscal 2006. During Fiscal 2007, we expect that the majority of the new Tully’s stores in the United States and in foreign markets (outside of Japan) will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between six and ten new company-operated stores in Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current Northrim facility, as a financing resource for our working capital requirements.

Liabilities at April 2, 2006 include deferred revenue in the aggregate amount of $4,367,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, and the cash and cash equivalents of $5,381,000 at April 2, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2007 in order to fund a higher level of growth than described above.

We do not have any off-balance sheet arrangements as of April 2, 2006.

The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of April 2, 2006:

	Payments Due by Fiscal Year
	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
	(dollars in thousands)
Northrim facility	$1,901	$1,901	$—	$—	$—	$—	$—
Other debt	253	225	10	10	8	—	—
Capital leases	190	100	45	23	15	7	—
Operating leases	18,266	5,100	4,443	3,744	3,076	1,301	602
Green coffee purchases (1)	8,600	8,600	—	—	—	—	—
Executive severance (2)	50	50	—	—	—	—	—

	$29,260	$15,976	$4,498	$3,777	$3,099	$1,308	$602

(1)	As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of June 19, 2006, we had approximately $7,000,000 in fixed price purchase commitments for Fiscal 2007.
(2)	Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 2, 2006, the aggregate contingent obligation for severance to these individuals was approximately $370,000. Accrued liabilities at April 2, 2006 include accrued severance costs related to our former president in the amount of $50,000.

In Fiscal 2007 we expect to give more attention to growth of the business, including a higher rate of new company-operated store openings compared to recent years, while continuing our focus on improving operating results. If we were to seek a higher growth rate than reflected in our current business plans, we believe that additional sources of funding would be required to fund this increased capital investment. Further, if our actual results should differ unfavorably from the Fiscal 2007 business plan, it could become necessary for us to seek additional capital during Fiscal 2007. Tully’s expects that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of the business and for other business needs. Such additional sources of funding are expected to include debt or equity financings.

If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as wholesale distribution territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following critical accounting policies affect our more significant judgments and estimates used in our consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. Our critical accounting policies relate particularly to (1) revenue recognition, (2) evaluation for impairment of long-lived assets, and (3) lease termination reserves.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Sales for the Wholesale and Specialty divisions are recognized upon shipment of the products. Allowances to Wholesale division customers for retail display and distribution positions (such as “slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other wholesale sales discounts and allowances are recognized in the period earned by the customer. In some instances, the amounts of an allowance or discount will depend upon the actual performance of a customer for a particular program (such as the number of packages of Tully’s product sold in a particular period of time). The actual performance for the program will be determined by the customer and Tully’s after the program is completed. Tully’s initially records Management’s estimate of the expected results for such programs, and then an adjustment is made, as necessary, when the actual results are reported to Tully’s.

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

New Accounting Standards

See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of June 19, 2006, we had approximately $7,000,000 in fixed price purchase commitments for Fiscal 2007. However, we estimate that a ten percent increase in coffee bean pricing could reduce operating income by $600,000 to $900,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of Tully’s Coffee Corporation, and the Report of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation.

We have audited the accompanying consolidated balance sheets of Tully’s Coffee Corporation as of April 2, 2006 and April 3, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended April 2, 2006, April 3, 2005, and March 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tully’s Coffee Corporation as of April 2, 2006 and April 3, 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended April 2, 2006, April 3, 2005, and March 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

Seattle, Washington

July 3, 2006

Tully’s Coffee Corporation

Consolidated Balance Sheets

	April 2, 2006	April 3, 2005
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$5,381	$1,437
Accounts receivable, net of allowance for doubtful accounts of $149 and $171 at 2006 and 2005, respectively	2,305	1,687
Inventories	3,140	2,330
Prepaid expenses and other current assets	853	836

Total current assets	11,679	6,290
Property and equipment, net	8,611	10,106
Goodwill, net	456	523
Other intangible assets, net	405	500
Other assets	376	511

Total assets	$21,527	$17,930

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,398	$4,640
Accrued liabilities	3,812	5,149
Current portion of long-term debt	2,126	1,950
Current portion of capital lease obligations	83	128
Deferred revenue	1,453	1,838

Total current liabilities	10,872	13,705
Long-term debt, net of current portion	28	600
Capital lease obligation, net of current portion	72	112
Other liabilities	1,093	1,093
Deferred lease costs	1,421	1,616
Convertible promissory note, net of discount	—	3,000
Deferred revenue, net of current portion	2,914	8,493

Total liabilities	16,400	28,619

Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 and 15,378,364 issued and outstanding at 2006 and 2005, respectively; stated value of $2.50 per share and a liquidation preference of $38,898 (2006) and $38,446 (2005)	34,639	34,483
Series A Convertible Preferred stock, to be issued 180,888 Shares	—	157
Common stock, no par value; 120,000,000 shares authorized at 2006 and 2005; 17,769,191 and 17,353,822 shares issued and outstanding at 2006 and 2005, respectively, with a liquidation preference of $39,981 (2006) and $39,046 (2005)	9,610	9,384
Common stock, to be issued 337,216 Shares	—	86
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 and 4,980,709 issued and outstanding at 2006 and 2005, respectively, stated value of $2.50 per share and a liquidation preference of $12,302 (2006) and $12,452 (2005)	10,911	11,044
Deferred stock compensation	—	(22)
Additional paid-in capital	28,339	27,974
Accumulated deficit	(78,372)	(93,795)

Total stockholders’ equity (deficit)	5,127	(10,689)

Total liabilities and stockholders’ equity (deficit)	$21,527	$17,930

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands, except per share data)
Net sales
Sales of products	$51,392	$49,659	$47,441
Licenses, royalties, and fees	842	2,234	1,240
Recognition of deferred revenue	6,011	2,087	2,087

Net sales	58,245	53,980	50,768
Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	27,097	23,857	22,153
Store operating expenses	17,095	17,341	16,923
Other operating expenses	3,538	2,763	2,014
Marketing, general and administrative costs	7,844	8,063	7,094
Depreciation and amortization	3,529	3,651	3,622
Settlement of litigation	—	1,628	—
Evaluation of business integration opportunity	—	129	541
Impairment of long-lived assets	236	200	97
Store closure and lease termination costs	219	43	170

Total cost of goods sold and operating expenses	59,558	57,675	52,614

Operating loss	(1,313)	(3,695)	(1,846)
Other income (expense)
Interest expense	(527)	(570)	(537)
Interest income	208	3	4
Gain on sale of Japan Rights	17,392	—	—
Miscellaneous income	68	46	54
Loan guarantee fee expense	(66)	(357)	(227)

Total other income (expense)	17,075	(878)	(706)

Income (loss) before income taxes	15,762	(4,573)	(2,552)
Income tax expense	339	52	43

Net income (loss)	$15,423	$(4,625)	$(2,595)

Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$0.87	$(0.28)	$(0.16)
Earnings (loss) per share—diluted	$0.30	$(0.28)	$(0.16)
Weighted average shares used in computing basic and diluted earnings (loss) per share
Earnings (loss) per share—basic	17,697	16,812	16,451
Earnings (loss) per share—diluted	51,475	16,812	16,451

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(dollars in thousands, except per share data)	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Deferred Stock Compensation	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 30, 2003	15,378,264	$34,483	4,990,709	$11,066	16,409,187	$9,272	$27,435	$(161)	$(86,575)	$(4,480)
Issuance of common stock warrants under terms of convertible promissory note							72			72
Issuance of common stock warrants as compensation for loan guarantees							230			230
Amortization of deferred stock compensation								87		87
Stock option expense							1			1
Exercise of common stock warrants					82,000	14				14
Net loss									(2,595)	(2,595)

Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	16,491,187	$9,286	$27,738	$(74)	$(89,170)	$(6,671)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(continued)

(dollars in thousands, except per share data)	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued		Additional paid-in capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Series A	Shares	Amount	Shares	Amount
Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	—	$—	16,491,187	$9,286	—	$—	$27,738	$(74)	$(89,170)	$(6,671)
Issuance of common stock warrants as compensation for loan guarantees											226			226
Exercise of stock options							262,083	16						16
Issuance of stock options											58	(58)		—
Conversion of Series B to Common			(10,000)	(22)			10,000	22						—
Amortization of deferred stock compensation												110		110
Cancellation of stock options											(48)			(48)
Exercise of common stock warrants							590,552	60						60
Proceeds from rights offering					180,888	452			337,216	249				701
Stock offering costs						(295)				(163)				(458)
Net loss													(4,625)	(4,625)

Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	17,353,822	$9,384	337,216	$86	$27,974	$(22)	$(93,795)	$(10,689)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 2, 2006, April 3, 2005 and March 28, 2004

(continued)

	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued		Additional paid-in capital	Deferred Stock Compensation	Accumulated deficit	Total
(dollars in thousands, except per share data)	Shares	Series A	Shares	Series B	Shares	Series A	Shares	Amount	Shares	Amount
Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	17,353,822	$9,384	337,216	$86	$27,974	$(22)	$(93,795)	$(10,689)
Issuance of common stock warrants as compensation for loan guarantees											254-			254
Exercise of stock options							33				—			—
Issuance of stock options											42			42
Conversion of Series B to Common			(60,000)	(133)			60,000	133						—
Amortization of deferred stock compensation												22		22
Stock option expense											69			69
Exercise of common stock warrants							18,120	6						6
Issuance of shares from Rights Offering	180,888	156			(180,888)	(157)	337,216	87	(337,216)	(86)				—
Net income													15,423	15,423

Balance, April 2, 2006	15,559,152	$34,639	4,920,709	$10,911	—	$—	17,769,191	$9,610	—	$—	$28,339	$—	$(78,372)	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$15,423	$(4,625)	$(2,595)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,529	3,651	3,622
Impairment of long-lived assets	236	200	97
Store closure costs charged to operations	219	43	170
Loss (gain) on sale of property and equipment	5	21	(9)
Gain on sale of Japan Rights	(17,392)	—	—
Stock option expense	114	62	87
Provision for doubtful accounts	220	103	83
Loan guarantee fee expense	66	357	227
Non-cash interest expense	—	124	186
Recognition of deferred revenue	(6,015)	(2,087)	(2,087)
Changes in assets and liabilities
Accounts receivable	(813)	(902)	267
Inventories	(600)	(124)	278
Prepaid expenses and other assets	631	19	108
Accounts payable	(1,241)	2,463	(212)
Accrued liabilities	(1,293)	1,027	752
Other liabilities	—	1,093	—
Deferred lease costs	(195)	(81)	(187)
Deferred revenue cash received	25	—	500

Net cash provided by (used in) operating activities	(7,081)	1,344	1,287

Cash flows from investing activities
Net proceeds from Japan Rights sale	17,392	—	—
Purchases of property and equipment	(2,307)	(560)	(320)
Other	(62)	(4)	34

Net cash (used in) provided by investing activities	15,023	(564)	(286)

Cash flows from financing activities
Borrowings under credit lines	1,901	350	—
Payment of credit lines	(2,366)	(941)	(382)
Payments on long-term debt (including convertible note) and capital leases	(3,539)	(318)	(379)
Proceeds from exercise of stock options and warrants	6	76	14
Proceeds from rights offering	—	243	—

Net cash used in financing activities	(3,998)	(590)	(747)

Net increase in cash and cash equivalents	3,944	190	254
Cash and cash equivalents
Beginning of period	1,437	1,247	993

End of period	$5,381	$1,437	$1,247

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

Supplemental disclosure of cash flow information and non-cash investing and financing activities:

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands)
Cash paid during the period for interest	$622	$296	$206
Non-cash investing and financing activity
Capital leases for purchase of equipment	83	40	250

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements

1.  The Company and significant accounting policies

The Company and nature of operations

Tully’s Coffee Corporation was formed in 1992. In these consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation. Tully’s hand roasts premium specialty coffees that are sold through retail specialty coffee stores operating under the Tully’s brand and are also sold through our Wholesale division to domestic customers in the food service, supermarket, restaurant, office coffee service and institutional channels. Tully’s-branded retail stores are operated by our Retail division and are also operated by other parties under license or franchise. Tully’s stores sell our high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that feature our coffees and our premium softened ice cream. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment.

As of April 2, 2006, there were 111 Tully’s retail stores operating in the United States, summarized as follows:

State location	Company Operated Stores	Franchised Stores	Total
Washington	61	11	72
California	23	3	26
Oregon	3	1	4
Idaho	1	2	3
Arizona	—	6	6

Total	88	23	111

Our Specialty division is responsible for our U.S. franchising activities (exclusive of any product sales to these customers, which are included in the Wholesale division) and also our international business activities (see Note 13). For purposes of these consolidated financial statements, the terms “franchise” and “license” are used interchangeably.

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ended April 2, 2006 (“Fiscal 2006”) included 52 weeks, while our fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ending March 28, 2004 (“Fiscal 2004”) and March 30, 2003 (“Fiscal 2003”) included 52 weeks. The fiscal year ending April 1, 2007 (“Fiscal 2007”) will have 52 weeks.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spinelli Coffee Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated economic lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated economic lives (generally ten years) or the applicable lease term as defined under generally accepted accounting principles. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced below cost due to impairment charges.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Segment reporting

Tully’s is organized into three principal business units. We complement our Retail division’s operations with additional channels for distribution of our branded products, which we manage as separate business segments: (1) our Specialty division, which sells Tully’s coffee and related products and supplies to our foreign licensees and manages the relationships with these licensees, and is responsible for the franchising of Tully’s stores in the U.S. and for developing business opportunities for complementary Tully’s-branded products and (2) our Wholesale division, which sells Tully’s coffee and related products and supplies to domestic resellers in the supermarket, food service, restaurant, office coffee service, and institutional channels. The Wholesale division is also responsible for our mail order and Internet sales activities.

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

Concentrations of credit risk

We sell to various individuals and organizations while extending credit to customers and are therefore subject to credit risk. Accounts receivable at April 3, 2005 include amounts due from our then-licensee, Tully’s Coffee Japan Co., Ltd. (“Tully’s Coffee Japan”), which represented 13% of the April 3, 2005 total (there was no receivable from Tully’s Coffee Japan at April 2, 2006).

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Tully’s maintains its cash and investment balances with what we believe to be high credit quality financial institutions.

Store pre-opening costs

Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $1,238,000, $1,259,000, and $1,322,000 during Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Included in advertising and marketing are baseball park and other sponsorship fees totaling approximately $56,000, $56,000, and $477,000, during Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Local store advertising and marketing costs are reported in store operating expenses, while the advertising and marketing costs of our Wholesale and Specialty divisions are reported in other operating expenses. General advertising and marketing costs for the Company and our Retail division are reported in marketing, general and administrative costs.

Freight costs

Freight and shipping costs related to merchandise are generally included in cost of goods sold, except for outbound freight costs related to sales of our Wholesale division which are included in marketing, general and administrative costs and which totaled $489,000, $309,000, and $191,000 during Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In December 2004, the FASB reissued SFAS No. 123 as SFAS No. 123R, “Share Based Compensation.” Under SFAS No. 123R, public entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to render services in exchange for the award. Additionally, SFAS No. 123R will require entities to record compensation expense for employee stock purchase plans that may not have previously been considered compensatory under the existing rules. On April 14, 2005, the effective date of SFAS No. 123R was extended and will now be effective for the Company at the beginning of Fiscal 2007. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and earnings (loss) per share would have been reported as pro forma amounts indicated below (in thousands, except per share data):

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands, except per share data)
Stock-based employee compensation cost
As reported	$113	$82	$87
Pro forma	$280	$99	$137
Net income (loss) as reported	$15,423	$(4,625)	$(2,595)
Net income (loss) pro forma	$15,256	$(4,642)	$(2,645)
Basic and diluted earnings (loss) per common share
As reported—Basic	$0.87	$(0.28)	$(0.16)
Pro forma—Basic	$0.86	$(0.28)	$(0.17)
As reported—Diluted	$0.30	$(0.28)	$(0.16)
Pro forma—Diluted	$0.30	$(0.28)	$(0.17)

The fair values of the options granted were estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions used for grants in Fiscal 2006, Fiscal 2005, and Fiscal 2004:

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
Risk free interest rate	2.78%	2.13%	2.13% to 4.22%
Expected lives	3 years	3 years	3-7 years
Expected volatility	86%	75%	75%

Earnings (loss) per share

Basic earnings (loss) per share is calculated as net income (loss) applicable to the common shareholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, including options, warrants, convertible preferred stock and convertible debt computed using the treasury stock method. The computation of net income (loss) per share is summarized in Note 22.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position.

New accounting standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This pronouncement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS 123R as of the beginning of Fiscal 2007. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement” (“SFAS 3”). Among other changes, SFAS 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires accounting for a change in method of depreciating or amortizing a long-lived non-financial asset as a change in accounting estimate (prospectively) affected by a change in accounting principle. Further, the SFAS 154 requires that corrections of errors in previously issued financial statements to be termed as a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements.

2. Liquidity

As discussed in Note 13, on August 31, 2005 we sold the Japan Rights for $17,500,000. This transaction has resulted in improved liquidity and capital resources for Tully’s. As a consequence of the Japan Rights sale, Tully’s will not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. We have used proceeds from the Japan Rights sale to repay our promissory note with Kent Central LLC (“KCL”) as described in Note 11 and our convertible note (see Note 12), which has reduced the level of borrowings by Tully’s and reduced our future obligations for payments of principal and interest. We also used proceeds from the Japan Rights sale to reduce our levels of accounts payable and accrued liabilities, and to fund capital expenditures.

As of April 2, 2006, we had cash and cash equivalents of $5,381,000, and working capital of $807,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts and product shipments. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for Fiscal 2007, other than normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new stores and the remodeling of retail stores, and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during Fiscal 2007 to be comparable to the level of Fiscal 2006. During Fiscal 2007, we expect that the majority of the new Tully’s stores in the United States and in foreign markets (outside of Japan) will be franchised stores, rather than company-operated stores. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training and quality control. We expect to open between six and ten new company-operated stores in Fiscal 2007.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Typically, a new company-operated store will require capital investment of approximately $200,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current credit facility with Northrim Funding Services, a division of Northrim Bank (“Northrim,” see Note 11), as a financing resource for our working capital requirements.

Liabilities at April 2, 2006 include deferred revenue in the aggregate amount of $4,367,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, and the cash and cash equivalents of $5,381,000 at April 2, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. Accordingly, we do not anticipate that additional equity or long-term debt capital will be required during Fiscal 2007 to sustain current operations and meet our current obligations. However, we may seek additional capital during Fiscal 2007 in order to fund a higher level of growth than described above.

3. Accounts Receivable and allowance for doubtful accounts

Accounts receivable represent amounts billed to customers, net of any off-invoice discounts included in those billings and are stated at the amount that management expects to collect from outstanding balances. Certain promotional allowances to Wholesale division customers (“bill-back allowances”) are separately computed, such as retail display and distribution (“slotting”) allowances and allowances which are determined based on criteria such as retail sale performance. These bill-back allowances are recorded by Tully’s in accrued liabilities when they are recognized as a reduction in sales, and are later remitted to the customer by a payment from Tully’s or through an allowed deduction from the customer remittance for amounts billed by Tully’s to the customer. In some instances, the amounts of a bill-back allowance will depend upon the actual performance of a customer for a particular program (such as the number of packages of Tully’s product sold in a particular period of time). The actual performance for the program will be determined by the customer and Tully’s after the program is completed. Tully’s initially records Management’s estimate of the expected results for such programs, and then an adjustment is made, as necessary, when the actual results are determined. Accrued liabilities include accrued Wholesale division allowances and discounts of $253,000 (April 2, 2006) and $420,000 (April 3, 2005).

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts and recoveries are credited to the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Years ended
	April 2, 2006	April 3, 2005
	(dollars in thousands)
Balance, beginning of the year	$171	$134
Additions charged to costs and expenses	220	104
Write-offs and other deductions	(242)	(67)

Balance, end of the year	$149	$171

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

4. Inventories

Inventories consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Coffee
Unroasted	$939	$822
Roasted	1,361	671
Other goods held for sale	416	503
Packaging and other supplies	424	334

Total	$3,140	$2,330

5. Other assets

Other assets consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Security deposits	$255	$279
Prepaid expenses	121	232

Total	$376	$511

6. Property and equipment

Property and equipment consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Machinery and equipment	$10,997	$10,486
Leasehold improvements	16,115	15,825
Furniture and fixtures	4,031	3,640
Software	343	317

	31,486	30,268
Less: Accumulated depreciation and amortization	(22,875)	(20,162)

Total	$8,611	$10,106

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

7. Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Goodwill	$456	$523

Other intangible assets:
Leasehold interests	491	521
Lease commissions	199	200
Trademark and logo design costs	411	405
Covenants not to compete	261	261
Other	10	—

	1,372	1,387
Less accumulated amortization	(967)	(887)

Total other intangible assets	$405	$500

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and no impairment was identified for Fiscal 2004, Fiscal 2005, or Fiscal 2006.

The total amortization expense of other intangible assets was $105,000, $88,000 and $102,000 in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be between $70,000 and $100,000 per year.

8. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $236,000, $200,000, and $97,000 in the fourth quarters of Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively, in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. These reviews were performed in connection with the development and implementation of our annual business plans. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

9. Income taxes

The gain recognized on the Japan Rights sale is taxable for federal and state income tax purposes. Our net operating loss carryforwards have offset this gain for federal income tax purposes, but a portion of the gain is taxable for state income taxes and for federal alternative minimum tax (“AMT”) purposes. We recognized estimated state income tax and AMT expense of $335,000 in Fiscal 2006.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$9,283	$16,515
Stock options	1,671	2,004
Deferred revenue	1,604	3,586
Property and equipment	2,118	3,066
Asset impairment, store closures and lease termination costs	1,450	1,894
Deferred lease costs	522	1,093
Tax credit	207	—
Allowance for doubtful accounts	55	87
Accrued vacation and other liabilities	893	913
Other	95	77

Total deferred tax assets	17,898	29,235

Deferred tax liabilities—None
Less: Valuation allowance	(17,898)	(29,335)

Net deferred tax asset	$—	$—

At April 2, 2006, we had tax net operating loss carryforwards of approximately $25,000,000 that expire between 2013 and 2024.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes is summarized as follows (dollars in thousands):

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
Current taxes
Federal	$281	$—	$—
State	58	17	2
Foreign	—	35	41

Total current	339	52	43

Deferred taxes	—	—	—

Income tax expense	$339	$52	$43

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the statutory federal income tax rate to Tully’s effective income tax rate is as follows:

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
Tax expense (benefit)
Federal statutory rate	35.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	1.7%	(1.6)%	(1.6)%
Other	0.2%	0.8%	0.7%
Valuation allowance	(35.4)%	34.8%	34.9%

Effective income tax rate	1.5%	—%	—%

10. Accrued liabilities

Accrued liabilities consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Employee wages and taxes	$1,149	$1,372
Professional fees and services	322	697
Accrued lease termination and store closure costs	190	292
Accrued real estate and property taxes	340	355
Accrued discounts and allowances (Note 3)	253	420
Other	1,558	2,013

Total	$3,812	$5,149

11. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a secured credit facility with Northrim (the “Northrim Facility”). The Northrim Facility provides a credit facility of up to $3,000,000, subject to the amount of eligible accounts receivable. In June 2006, the credit facility was renewed until May 31, 2007, unless terminated earlier by either party and the interest rate was reduced to prime plus 3.5%. Borrowings under this facility at April 2, 2006 bear interest at the prime rate plus five percent and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

On November 1, 2002, Tully’s entered into a borrowing arrangement with KCL that was secured by substantially all of our assets (the “KCL promissory note”). The KCL promissory note was in the initial amount of $2,890,037, but was amended in March 2003 to allow up to $1,000,000 of additional borrowings depending on the level of eligible collateral. On June 24, 2004 Tully’s and KCL amended the terms of the KCL promissory note to require monthly payments of principal for the KCL promissory note with the remaining principal due on August 1, 2005. Prior to this amendment, interest was paid at a floating rate based upon the bank prime rate and annual loan fees were assessed. Under the June 24, 2004 amendment, the loan fees were eliminated and the interest rate for the KCL promissory note was set at 12% per year. On June 21, 2005, Tully’s and KCL agreed to further amend the KCL promissory note to extend the note maturity until July 1, 2006 and to permit Tully’s to enter into the Northrim facility. Certain of our directors and shareholders (the “Guarantors”) guaranteed $2,000,000 of the borrowings under the KCL promissory note.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

On August 31, 2005, the KCL promissory note was repaid in full. Concurrently with the repayment of the KCL promissory note, the guaranty agreements between Tully’s and the Guarantors were terminated and the Guarantors released their conditional security interest in Tully’s assets.

In consideration for providing the guaranties of the KCL promissory note, Tully’s issued warrants (with an exercise price of $0.05 per share) to the Guarantors while the debt was outstanding. Until March 31, 2005, we issued warrants to purchase 30.86 shares of common stock for each $1,000 of debt guaranteed during a month, but this formula was amended effective April 1, 2005 to be subject to periodic adjustment based upon the valuation of our common stock (which reduced the number of warrants that were issued as compensation). Tully’s recognized these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants. We granted warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	444,384	292,950	737,334
Warrants issued in Fiscal 2005	222,192	518,448	740,640
Warrants issued in Fiscal 2006	13,430	31,337	44,767

Obligations under long-term debt consist of the following:

	April 2, 2006	April 3, 2005
	(dollars in thousands)
Borrowings under the Northrim facility	$1,901	$—
Borrowings under KCL promissory note	—	$2,366
Note payable for purchase of insurance, payable in monthly installments of approximately $55,000 including interest at 4.95%, through September 2006), collateralized by unearned or return insurance premiums, accrued dividends and loss payments	216	184
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	37	—

	2,154	2,550
Less: Current portion	(2,126)	(1,950)

Long-term debt, net of current portion	$28	$600

12. Convertible promissory note

In December 2000, Tully’s issued a promissory note in the principal amount of $3,000,000 to an affiliate of a shareholder and then-director of Tully’s, convertible into Series A Preferred stock at the option of the note holder. The note was subsequently amended to mature on August 1, 2006 and to bear interest at 8% per year. On November 14, 2005, Tully’s repaid the convertible promissory note and accrued interest.

13. International Licenses and Deferred Revenue

Prior to August 31, 2005, Tully’s had license and supply agreements with its licensee for Japan, Tully’s Coffee Japan. These license and supply agreements were subject to renewal at the end of Fiscal 2006 and the parties had been in discussion regarding possible modifications in these license and supply agreements. As the result of these discussions, on August 19, 2005, Tully’s and Tully’s Coffee Japan entered into the Japan Rights

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Agreement under which Tully’s agreed to sell to Tully’s Coffee Japan all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan for $17,500,000. The Japan Rights Agreement does not provide Tully’s Coffee Japan with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

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

Cash sales price for Japan Rights	$17,500
Less—transaction costs	(108)

Gain on sale of Japan Rights	$17,392

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$811	$2,234	$1,240

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000 as of August 31, 2005, in Fiscal 2006. Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with Ueshima Coffee Company (“UCC”) is summarized as follows (dollars in thousands):

	Years ended
	April 2, 2006	April 3, 2005	March 28, 2004
Recognition of deferred license revenue
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$166	$647	$647
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	4,405	—	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	4,571	647	647
Periodic recognition of deferred license revenue under UCC license agreement	1,440	1,440	1,440

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$6,011	$2,087	$2,087

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In April 2001, Tully’s granted UCC a license to use Tully’s business names, trademarks and other intellectual property rights to develop and operate specialty coffee stores throughout Asia, except for Japan. Commencing in April 2009, UCC is required to pay us a royalty and service fee based upon the aggregate net revenues of the stores that UCC is then operating under the Tully’s business name, and all other sales of products or services made under the Tully’s business names and trademarks in Asia (other than Japan). We received a $12,000,000 initial license fee. We have accounted for this payment as deferred revenue and are amortizing this amount into income through April 2009. Under this agreement, Tully’s has granted UCC a security interest in certain of our intellectual property rights and certain proceeds related thereto solely as the same relate to stores located in the licensed territories. Since the license agreement was executed in April 2001, UCC has opened one store, which it closed in 2004. In June 2006, Tully’s notified UCC that it considers UCC to be in breach of this license agreement, and the parties have commenced discussions regarding the matter.

Deferred revenue is summarized as follows:

	Years Ended
	April 2, 2006	April 3, 2005
	(dollars in thousands)
Additions to deferred revenue in the year	$50	$—
Less: Deferred revenue recognized in net sales	(6,011)	(2,087)
Other, net	(3)	(2)

Net decrease in deferred revenue for the year	(5,964)	(2,089)
Deferred revenue
Beginning of year	10,331	12,420

End of year	4,367	10,331
Less: Current portion	(1,453)	(1,838)

Non-current portion of deferred revenue	$2,914	$8,493

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

14. Related-party transactions

In connection with the KCL promissory note, warrants to purchase shares of common stock were issued to the Guarantors of the KCL promissory note in Fiscal 2004, Fiscal 2005 and Fiscal 2006 (see Note 11).

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2006, Tully’s paid approximately $168,000 to Northrim for interest on the amounts borrowed, and the outstanding debt to Northrim at April 2, 2006 was $1,901,000. Pacific Portfolio provides investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,000 for this service in Fiscal 2006.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

15. Store closure and lease termination costs

Store closure and lease termination costs are summarized as follows (dollars in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Store closure costs, including losses from disposal of property and equipment	$43	$43	$170
Lease termination costs	176	—	—

Total	$219	$43	$170

During Fiscal 2006, we closed six stores that did not meet our financial criteria. These six stores represented approximately 3.2% of our Fiscal 2006 sales. During Fiscal 2005, we closed three stores that did not meet our financial criteria. These three stores represented approximately 0.07% of our Fiscal 2005 sales. During Fiscal 2004, we closed seven stores that did not meet our financial criteria. These seven stores represented approximately 1.5% of our Fiscal 2004 sales.

16. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $5,300,000, $5,800,000, and $5,800,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Contingent rental expense was approximately $218,000, $197,000, and $147,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively and is recognized as incurred.

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

Minimum future rental payments under noncancellable operating leases as of April 2, 2006 are summarized as follows:

Fiscal year
(dollars in thousands)
2007	$5,100
2008	4,443
2009	3,744
2010	3,076
2011	1,301
Thereafter	602

Total	$18,266

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

We have subleased some of our leased premises to third parties under subleases with varying terms through 2008. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2007	$385
2008	334
2009	283
2010	191
2011	50

Total	$1,243

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of April 2, 2006 are summarized as follows:

Fiscal year
(dollars in thousands)
2007	$100
2008	45
2009	23
2010	15
2011	7

Total minimum lease payment	190
Less: Amount representing future interest	(35)

Present value of net minimum lease payments under capital leases	$155

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of June 19, 2006, we had approximately $7,000,000 in fixed price purchase commitments for Fiscal 2007. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Under the employment letters for members of Tully’s senior management group, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 2, 2006, the aggregate contingent obligation for severance to these individuals was approximately $370,000.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

In April 2004 Tully’s accepted the resignation of our then-president, and, pursuant to his employment agreement is required to pay him severance compensation in varying installments over a twenty-four month period ending July 2006. We recorded expense of $402,000 in Fiscal 2005 as a result of this matter, and the unpaid balance of $50,000 was included in accrued liabilities at April 2, 2006.

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

While Tully’s denies all liability in this case, in order to settle the lawsuit and fully resolve the claims brought by the plaintiffs without engaging in costly and protracted litigation, on April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On July 11, 2005 the Court conditionally certified the class for purposes of the settlement and issued an order granting the motion for preliminary approval of the Settlement Agreement. The settlement is subject to court approval and Tully’s may terminate the agreement if more than ten members of the settlement class opt out of the settlement. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting upon final approval by the court. Subject to regulatory approval and compliance with applicable securities laws, Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period. The Court has set a final hearing date in September 2006. Tully’s incurred approximately $32,000 in legal fees and expenses during Fiscal 2006 in connection with this settlement. The settlement and associated costs expensed in Fiscal 2005, and the anticipated timing for payment of the settlement costs, are summarized as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Valuation of common stock (at $1.50 per share)	Cash settlement payments and related costs	Combined cash costs and common stock
Settlement costs payable in
Fiscal 2007	56,250	$84,375	$150,000	$234,375
Fiscal 2008	93,750	140,625	250,000	390,625
Fiscal 2009	93,750	140,625	250,000	390,625
Fiscal 2010	56,250	84,375	150,000	234,375

Total settlement costs	300,000	450,000	800,000	1,250,000
Legal and other costs	—	—	378,000	378,000

Total settlement and associated costs	300,000	$450,000	$1,178,000	1,628,000

Less—amounts paid or included in accrued expenses at April 2, 2006				(535,000)

Amount reported as other long-term liability at April 2, 2006				$1,093,000

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

On September 23, 2004, the Tully’s Board of Directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 2,500,000 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan in December 2004.

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

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, our chairman and founder has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). No options have been granted by the Chairman under the Founder’s Plan since Fiscal 2002. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. In October 2005, the chairman and founder contributed his holdings of Tully’s common stock to TTOK, LLC, a limited liability company owned by the chairman, and the Founder’s Plan stock option obligations were assigned to TTOK, LLC.

All Plans

Under the intrinsic value method of accounting, compensation cost is measured as the excess, if any, of the fair value of our stock at the date of grant over the amount the employee must pay to acquire the stock. Compensation cost is amortized on a straight-line basis over the vesting period of the individual options. For purposes of these computations, the estimated market price per common share at the time of grant has been established by our board of directors and was $0.30 per share for options granted in Fiscal 2004 and Fiscal 2005 and $1.50 per share for options granted in Fiscal 2006. We have adopted the disclosure-only provisions SFAS No. 123 for options granted to employees (see Note 1 for the disclosure of compensation expense as if determined under the provisions of SFAS No. 123). Non-cash stock option compensation expense, determined under the intrinsic value method of accounting, totaled $114,000, $62,000, and $87,000 for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Stock option activity under the 1994 Plan, the 2004 Stock Option Plan, and the Founders Plan for Fiscal 2006, Fiscal 2005 and Fiscal 2004 is summarized as follows:

	Number of options	Weighted-average exercise price
Balance, March 30, 2003	5,254,350	0.49
Granted	553,900	0.37
Forfeited	(145,664)	0.64
Exercised	—	—

Balance, March 28, 2004	5,662,586	$0.47
Granted	596,000	1.06
Forfeited	(629,849)	1.25
Exercised	(263,783)	0.06

Balance, April 3, 2005	5,364,954	$0.47
Granted	596,008	1.50
Forfeited	(447,394)	0.01
Exercised	(633)	0.03

Balance, April 2, 2006	5,512,935	$0.51

At April 2, 2006, options for 3,342,760 shares were outstanding under the 1994 Plan and options for 366,331 shares had been exercised under the 1994 Plan. At April 2, 2006, options for 484,008 shares were outstanding under the 2004 Stock Option Plan and no options had been exercised under the 2004 Stock Option Plan, leaving 2,015,992 shares available for grant under the 2004 Stock Option Plan and the Employee Stock Purchase Plan. During June 2006, options for 66,000 shares were granted to the members of the board of directors for service in Fiscal 2006. Outstanding stock options are summarized as follows:

	April 2, 2006	April 3, 2005	March 28, 2004
Issued under the 1994 Plan
Employees and Directors	2,188,525	2,521,952	2,817,884
Directors, for Loan Guarantees	1,152,235	1,152,235	1,152,235

Total Outstanding under the 1994 Plan	3,340,760	3,674,187	3,970,119
Outstanding under the 2004 Stock Option Plan	484,008	—	—
Outstanding under the Founder’s Plan	1,688,167	1,690,767	1,692,467

Total Outstanding Stock Options	5,512,935	5,364,954	5,662,586

The following table summarizes information about options granted under the 1994 Plan and the 2004 Stock Option Plan:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	Shares	Weighted- average fair value	Shares	Weighted- average fair value	Shares	Weighted- average fair value
Weighted-average fair value of options granted during the year whose exercise price was less than the fair value of the stock on the date of grant	96,008	$0.30	200,000	$0.01	—	—
Weighted-average fair value of options granted during the year whose exercise price was greater than or equal to the fair value of the stock on the date of grant	500,000	$1.53	396,000	$1.59	553,900	$0.37

Total	596,008		596,000		553,900

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about fixed-price options outstanding at April 2, 2006 under the 1994 Plan and the 2004 Stock Option Plan (it excludes options exercisable under the Founder’s Plan, which will not affect the outstanding shares, or provide cash proceeds to Tully’s, if exercised):

Exercise price	Number outstanding	Weighted-average remaining contractual life	Number exercisable
		(years)
$0.01	1,893,460	4.47	1,893,460
0.30	105,008	8.96	105,008
0.31	415,161	7.62	322,152
0.33	10,874	5.02	10,874
1.50	494,092	8.71	58,092
1.75	50,858	2.92	50,858
1.78	411,666	4.47	411,666
2.00	130,000	8.65	—
2.25	73,250	3.46	73,250
2.50	240,399	7.06	140,399

Total	3,824,768		3,065,759

18. Stockholders’ equity

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

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million, at a per share price of $5.00 or more (“Qualified Offering”). The Series A Preferred Stock contains an

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. As a result, at April 2, 2006, each outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into 1.13 of our shares of common stock.

Holders of Series A Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment and as a result, at April 2, 2006, each share of Series A Preferred Stock was entitled to cast 1.13 votes on all matters submitted to a vote of our shareholders. Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Convertible Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required and each Series B Convertible Preferred share could be converted at the option of the shareholder into one share of common stock as of April 2, 2006.

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Warrants to purchase an aggregate of 44,767 shares of common stock were issued to the Guarantors of the KCL promissory note in Fiscal 2006. In May 2005 we issued warrants to purchase 90,444 shares to subscribers in the rights offering as described above.

In Fiscal 2006, warrants to purchase 18,120 shares of common stock were exercised at $0.33 per share. During Fiscal 2005, warrants to purchase 590,552 shares of common stock were exercised at prices between $0.01 and $0.33 per share and during Fiscal 2004, warrants to purchase 82,000 shares of common stock were exercised at prices between $0.01 and $0.33 per share.

At April 2, 2006, we had warrants outstanding to purchase shares of our common stock as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,470,772	6,470,772	$0.33
Issued to guarantors of KCL promissory note (see Note 11)	1,812,825	1,768,058	$0.05
Issued to holder of the convertible note in lieu of cash interest	960,000	960,000	$0.01
Other	431,052	431,052	$0.01-$0.33

Totals	9,674,649	9,629,882

19. Stock purchase plan

In Fiscal 2000, our stockholders approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Tully’s has authorized up to 2,500,000 shares of common stock to be offered under the Purchase Plan and 2004 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan.

20. Employee 401(k) savings plan

During Fiscal 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s. Most plan administrative costs are paid by the 401(k) savings plan.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

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

We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising of Tully’s stores in the U.S.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure the operating performance of our operating segments. EBITDA excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization. During the fourth quarter of Fiscal 2006, we modified the financial information presented to our senior management to include within the operating segment financial information (1) the cost of shipping products from our roasting plant and (2) allocated costs of our roasting and distribution facility based upon the respective operating segment product usage. For purposes of comparability, we have restated the operating segment information for Fiscal 2006, Fiscal 2005 and Fiscal 2004 to reflect this presentation.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

The tables below present information by operating segment:

	Years Ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands)
Net sales
Retail division	$38,194	$40,102	$40,617
Wholesale division	13,187	9,516	6,522
Specialty division(1)	6,864	4,362	3,629

Net sales	$58,245	$53,980	$50,768

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$1,953	$3,762	$4,759
Wholesale division	1,750	1,549	1,191
Specialty division(1)	6,356	4,105	3,318
Corporate and other expenses(3)	(7,775)	(9,414)	(7,438)
Gain on Japan Rights sale	17,392	—	—

Earnings before interest, taxes, depreciation and amortization	19,676	2	1,830
Depreciation and amortization	(3,529)	(3,651)	(3,622)
Income taxes	(339)	(52)	(43)
Interest income, interest expense, and loan guarantee fees	(385)	(924)	(760)

Net income (loss)	$15,423	$(4,625)	$(2,595)

Depreciation and amortization
Retail division	$2,444	$2,561	$2,519
Wholesale division	330	346	318
Specialty division	**	**	**
Corporate and other expenses	755	744	785

Total depreciation and amortization	$3,529	$3,651	$3,622

**	not material—less than $1,000
(1)	Specialty division net sales and operating income for Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 13).
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $236,000 (Fiscal 2006), $200,000 (Fiscal 2005), $97,000 (Fiscal 2004) and for amounts required to close stores and terminate store leases totaling $219,000 (Fiscal 2006), $43,000 (Fiscal 2005), $170,000 (Fiscal 2004) (See Notes 8 and 15).
(3)	Corporate and other expenses for Fiscal 2005 include a charge of approximately $1,628,000 for the settlement and associated costs related to a lawsuit (See Note 16).

22. Earnings (loss) per share

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

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Fiscal 2005 and Fiscal 2004 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$15,423	$(4,625)	$(2,595)
Adjustments for basic earnings (loss) per share	—	—	—

Net income (loss) for basic earnings (loss) per share	$15,423	$(4,625)	$(2,595)

Weighted average shares used in computing basic earnings (loss) per share	17,697	16,812	16,451
Basic earnings (loss) per share	$0.87	$(0.28)	$(0.16)

Computation of diluted earnings (loss) per share
Net income (loss)	$15,423	$(4,625)	$(2,595)
Add interest on convertible note, if assumed to be converted	167	—	—

Net income (loss) for diluted earnings (loss) per share	$15,590	$(4,625)	$(2,595)

Weighted average shares used in computing diluted earnings (loss) per share	51,475	16,812	16,451
Diluted earnings (loss) per share	$0.30	$(0.28)	$(0.16)

Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	17,697	16,812	16,451
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	17,534	—	—
Dilutive effect of Series B Convertible Preferred stock	4,938	—	—
Dilutive effect of convertible promissory note	837	—	—
Dilutive effect of stock options (treasury stock method)	2,407	—	—
Dilutive effect of warrants (treasury stock method)	8,062	—	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	33,778	—	—

Weighted average shares used in computing diluted earnings (loss) per share	51,475	16,812	16,451

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements—(Continued)

23. Subsequent Events

In June 2006, we renewed our credit facility with Northrim until May 31, 2007 (see Note 11). Also in June 2006, Tully’s notified UCC that it considers UCC to be in breach of Tully’s license to UCC, and the parties have commenced discussions regarding the matter (see Note 13).

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2006 and Fiscal 2005 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2006
Net Sales	$13,746	$17,774	*	$14,228	$12,497	$58,245
Gross Profit	7,385	11,268	*	6,346	6,149	31,148
Net income (loss)	(885)	19,996	*	(1,311)	(2,377)	15,423
Basic and Diluted Loss per Share
Net income (loss) per basic share	$(0.05)	$1.13		$(0.07)	$(0.13)	$0.87
Net income (loss) per diluted share	$(0.05)	$0.39		$(0.07)	$(0.13)	$0.30
Fiscal 2005
Net Sales	$13,038	$13,356		$13,869	$13,717	$53,980
Gross Profit	7,310	7,262		7,422	8,129	30,123
Net Loss	(997)	(285)		(590)	(2,753)	(4,625)
Basic and Diluted Loss per Share
Net Loss per Share	$(0.06)	$(0.02)		$(0.04)	$(0.16)	$(0.28)

*	Net sales, gross profits and net income for the second quarter of Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 13). Net income for the second quarter of Fiscal 2006 also includes $17,392,000 gain from the Japan Rights sale.

During the fourth quarter of Fiscal 2006 and Fiscal 2005, the following adjustments were recorded (dollars in thousands):

	Fiscal 2006	Fiscal 2005
Impairment of long-lived assets	$236	$200
Wholesale discounts and allowances, adjustment for actual earned allowances in excess of amounts previously estimated	$300	$—
Increase allowance for doubtful accounts receivable	$100	$—
Settlement of litigation (see Note 16)	$—	$1,628

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of April 2, 2006 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(1*) (4)	52	Chairman of the Board	1992
Kathi Ainsworth-Jones(3)	46	Director	2004
John K. Buller(3*) (4)	59	Director	2005
Marc Evanger(2) (3)	51	Director	1999
John M. Fluke(1) (2*)	63	Director	2005
Lawrence L. Hood(1) (2) (4*)	47	Director	1994
Gregory A. Hubert(1)	55	Director	2004
John D. Dresel	46	President and Chief Operating Officer (principal executive officer)
Kristopher S. Galvin	53	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

Committee Appointments as of June 21, 2006

(1)	Member of the executive committee
(2)	Member of the audit committee
(3)	Member of the compensation committee
(4)	Member of the governance and nominating committee
*	Designates Committee Chair

Tom T. O’Keefe—Chairman of the Board, Founder. Tom T. O’Keefe founded Tully’s in 1992 and has served as a director and chairman of the Board of Directors since that date. Mr. O’Keefe served as chief executive officer of Tully’s from 1992 until March 2001. Mr. O’Keefe is also president and chief executive officer of O’Keefe Development Corporation, a real estate development and investment firm he founded. Tom and his wife Cathy have been actively involved in local and national community organizations for over 20 years. In 1983, the O’Keefe’s co-founded the Patrons of Cystic Fibrosis, a local guild of volunteers working to support cystic fibrosis research in Washington. Mr. O’Keefe is a previous national board member, a former president and event chairman of the Cystic Fibrosis Foundation. Tom and Cathy are the recipients of the 1996 Breath of Life Award from the Patrons of Cystic Fibrosis and 2000 Living and Giving Award from the Juvenile Diabetes Foundation of Seattle. Mr. O’Keefe’s charitable efforts focus largely on children in the community. Mr. O’Keefe is presently serving as a board member to the Boys and Girls Club of Bellevue, Children’s Hospital Foundation, and Virginia Mason Hospital. He is on the Board of Governors of the Columbia Tower Club and is the Chairman of the capital campaign and a board member for the Museum of Flight.

Kathi Ainsworth-Jones—Director. Ms. Ainsworth-Jones has served as the executive director and secretary for the Microsoft Alumni Network since 2003. From 1998 to 2003, Ms. Ainsworth-Jones served in human resources and operational roles including director of Human Resources with Aventail Corporation, a provider of SSL VPN technology and services. Prior to 1998, Ms. Ainsworth-Jones founded and served as president of KAJ Consulting (a provider of human resource and operations consulting services) and served, for over ten years, in management positions with two retailers, The Gap and Banana Republic. Ms. Ainsworth-Jones serves on the board of directors of the Microsoft Alumni Network, The Microsoft Alumni Network Giving Foundation, the Female Editorial Board for the Puget Sound Business Journal, The Washington Society of Association Executives, chairs The World-Wide Alumni Round Table, and is also active in many local charitable organizations such as Children’s Hospital and FareStart. Ms. Ainsworth-Jones was elected as a director at the 2004 Annual Meeting.

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

Marc Evanger—Director. Mr. Evanger served as interim president and chief executive officer of Tully’s from July 2001 through May 2002. Mr. Evanger has been a director of Tully’s since March 1999. Mr. Evanger joined Tully’s in December 1998 as vice president of corporate planning and development, a part-time position. From 1984 to 1998, Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, and served as senior vice president of finance and administration and chief financial officer from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse. Mr. Evanger is currently a director of Car Toys, Inc., a retailer of specialty automotive sound systems and cellular, Families Northwest, and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

John M Fluke—Director. Mr. Fluke is chairman of Fluke Capital Management, L.P., (which he founded in 1976), and was Chairman and CEO of the John Fluke Manufacturing Co. until 1990. Mr. Fluke serves on the board and the audit committee of PACCAR Inc. (financial expert), and previously served on the boards of Cell Therapeutics, Primus International, and American Seafoods Group. Mr. Fluke is a past chairman of the Seattle Council of Boy Scouts of America, Greater Seattle Chamber of Commerce and the Washington State China Relations Council. Mr. Fluke has served as a director since March 2005.

Lawrence L. Hood—Director. Mr. Hood is CEO and president of Pacific Wealth Advisors (founded in January 2006) and founder (1993), CEO and president of Pacific Portfolio Consulting, L.P., (which is now a wholly owned subsidiary of Pacific Wealth Advisors). Prior to 1993, Mr. Hood was a principal in charge of the investment division of Kibble & Prentice, Inc. Mr. Hood serves as a director for Elliot Cove Capital Management and Pacific Wealth Advisors. Mr. Hood has served as a director of Tully’s since February 1994.

Gregory A. Hubert—Director. Mr. Hubert is president of Restaurant Development Company of America. Mr. Hubert has been owner-operator of Red Robin franchised restaurants since 1989 (currently seven locations) and has also bought the rights to franchise Johnny Carino’s Italian Restaurants in Washington and Oregon. From 1978 to 1988, Mr. Hubert was employed by Red Robin International, an operator and franchisor of upscale hamburger restaurants, and ultimately served as its president. From 1973 to 1978, Mr. Hubert was a CPA with Price Waterhouse. Mr. Hubert serves as president of Gonzaga University Board of Regents and as trustee of Seattle Preparatory High School. Mr. Hubert was elected as a director at the 2004 Annual Meeting.

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

Kristopher S. Galvin—Executive Vice President, Chief Financial Officer and Secretary. Mr. Galvin joined Tully’s in February 2002 as vice president, chief financial officer and secretary and was named executive vice president in May 2004. From July 11, 2004 to October 2004, he served as principal executive officer for Tully’s. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems, Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains—Pay’n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended April 2, 2006, except for Mr. O’Keefe and Mr. Fluke, who each had one transaction and were each late in filing one statement of changes.

Code of Ethics

Since 2001, Tully’s has had a code of business conduct. In June 2004 our Board of Directors adopted a new Code of Business Conduct (replacing the previous code), applicable to all employees including our chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission.

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

Executive Compensation

The following table discloses compensation awarded or paid to, or earned by our executive officers during Fiscal 2006. No other executive officer received salary and bonus that exceeded $100,000 during Fiscal 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Fiscal Year	Annual Compensation			Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation
		Salary (1)		Bonus
John D. Dresel Chief Operating Officer and President(2)	2006 2005	$ $	197,385 80,279	— —	500,000		— —

Kristopher S. Galvin Chief Financial Officer, Executive Vice President and Secretary(3)	2006 2005 2004	$ $ $	182,200 185,235 157,200	— — —	— 150,000		— — —

Tom T. O’Keefe Founder and Chairman of the Board(4)	2006 2005 2004	$ $ $	114,911 117,135 114,911	— — —	— — —		— — —

Anthony J. Gioia Former Chief Executive Officer and President(5)	2006 2005 2004	$ $	— 94,159 259,000	— — —	— — —	$ $ $	171,875 208,601 10,000

(1)	Salary amounts include deferred compensation and cash car allowances.
(2)	Mr. Dresel began his employment with Tully’s in October 2004 at an annual rate of $180,000, plus a cash car allowance. In March 2006, the Board of Directors approved an adjustment, in Mr. Dresel’s base salary, effective as of November 1, 2005, to an annual rate of $200,000.
(3)	Mr. Galvin began his employment with Tully’s on February 25, 2002. In March 2004, the Board of Directors increased Mr. Galvin’s salary to the annual rate of $175,000, plus cash car allowance, effective April 5, 2004.
(4)	Mr. O’Keefe has served as Founder and Chairman of the Board since 1992. During Fiscal 2006, we paid a salary of $115,000 to Mr. O’Keefe for his services as Chairman of Tully’s. His salary is subject to review and adjustment by the Board of Directors. Mr. O’Keefe also is entitled to all benefits offered generally to our employees.
(5)	Mr. Gioia began his employment with Tully’s on May 13, 2002. Other compensation includes moving allowances of $10,000 in Fiscal 2004. Mr. Gioia resigned from our employment, and from our Board of Directors, effective as of July 11, 2004 (see “Employment Agreements and Compensatory Arrangements”). Fiscal 2005 and Fiscal 2006 include severance payments pursuant to his employment agreement.

In January 2003, Mr. Gioia, Mr. Galvin, three other members of Tully’s management, and our Chairman, Mr. O’Keefe, offered to defer receipt of a portion of their cash compensation until Tully’s achieved certain financial objectives. The Board of Directors approved the Executive Compensation Deferral Plan in February 2003. Under the Executive Compensation Deferral Plan, the deferred compensation was withheld from the pay of the participant and would be paid only upon the occurrence of a “Payment Event” as defined in the plan. In March 2004, the Board of Directors approved the cessation of deferrals for all participants other than Mr. Gioia and Mr. O’Keefe. In September 2004, the Board of Directors and Mr. O’Keefe agreed to a modification whereby deferrals ceased for Mr. O’Keefe and amounts deferred for him were forfeited. In October 2005, the deferred amounts were paid, with the approval of the Board of Directors, to all of the remaining participants under the plan, including Mr. Galvin ($17,308) and Mr. Gioia ($23,269).

Option Grants in Fiscal 2006

The following table provides information relating to stock options awarded to our executive officers during Fiscal 2006:

Name	Number of Securities Underlying Options Granted (# of Shares)	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value(1)
John D. Dresel	30,000	5.3%	$1.50	May 15, 2015	$25,302
Kristopher S. Galvin	20,000	3.5%	$1.50	May 15, 2015	$16,868

(1)	The present value of the stock options was estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) risk-free interest rate of 2.78%, (b) expected life of 3 years, volatility of 86%, and (d) no dividend yield.

Aggregated Option Values as of Fiscal Year-End 2006

The following table provides information regarding the aggregate number of options exercised during Fiscal 2006 by the Named Executive Officers and the number of shares subject to both exercisable and unexercisable stock options as of April 2, 2006.

Aggregated Option Exercises in Fiscal Year 2006

and 2006 Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at End of Fiscal Year 2006		Value of Unexercised In-The-Money Options at End of Fiscal Year 2006(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John D. Dresel	—	—	100,000	330,000	$149,000	$—
Kristopher S. Galvin	—	—	225,000	70,001	$129,000	$59,501
Tom T. O’Keefe	—	—	624,368	—	$886,725	$—
Anthony J. Gioia	—	—	483,332	—	$447,000	$—

(1)	The stock options were granted with exercise prices ranging from $0.01 to $2.50 per share. The value was determined using a fair market value of $1.50 per share as compared to the exercise price at grant.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2006, management compensation issues generally were reviewed and approved by the compensation committee, which was composed of Ms. Ainsworth-Jones, Mr. Evanger, and Mr. Hubert, all of whom are non employee directors. During Fiscal 2006, no executive officer of Tully’s served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s Board or its compensation committee.

On November 1, 2002, we entered into a borrowing arrangement with KCL that was secured by substantially all of our assets. In connection with the KCL promissory note, warrants to purchase shares of Common Stock were issued to the guarantors of the KCL promissory note, including Mr. Evanger. In Fiscal 2006, we issued warrants to purchase 2,238 shares of Common Stock to Mr. Evanger. In August 2005, we repaid the KCL promissory note and terminated the guarantor agreements with the guarantors, including Mr. Evanger.

Director Compensation

The director compensation policy from Fiscal 2004 was continued in Fiscal 2005. Under that policy, non-employee directors received an annual cash payment of $5,000 plus a per-meeting cash fee of $400 per Board of Directors meeting and $250 per committee meeting, with total cash compensation not to exceed $10,000 per year for any director. For Fiscal 2005, non-employee directors also received an annual grant of nonqualified options to purchase 10,000 shares of Common Stock (plus 2,000 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the Board of Directors and committee meetings of record for the year, but otherwise was fully vested upon completion of the fiscal year. Compensation amounts were generally subject to prorating for directors whose terms commenced or expired during the fiscal year. Based upon these criteria, in October 2005, Tully’s paid compensation and issued stock options for director service in Fiscal 2005 as follows:

Director Name	Cash Compensation	Stock Options (Exercise price $0.30)
Kathi Ainsworth-Jones*	$3,150	3,100
John K. Buller*	764	728
Marc Evanger	10,000	12,000
John M. Fluke*	40	80
Lawrence L. Hood	10,000	12,000
Gregory A. Hubert*	3,150	3,100

*	Prorated compensation for partial year of service.

Under the director compensation policy for Fiscal 2006, non-employee directors received an annual cash payment of $5,000 plus a per-meeting cash fee of $400 per Board of Directors meeting and $250 per committee meeting, with total cash compensation not to exceed $10,000 per year for any director. For Fiscal 2005, non-employee directors also received an annual grant of nonqualified options to purchase 10,000 shares of Common Stock (plus 2,000 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the Board of Directors and committee meetings of record for the year, but otherwise was fully vested upon completion of the fiscal year. Compensation amounts were generally subject to prorating for directors whose terms commenced or expired during the fiscal year. The policy provided that after the completion of the fiscal year, the Governance and Nominating Committee would consult with the members of the Board of Directors, and with management of the Company, to assess whether any members of the Board of Directors may have provided services to the Company which may not adequately be considered in the compensation determined by the formulae set forth above, and if so additional cash compensation or stock options may be awarded, if approved by the Board of Directors (but the total cash compensation may not exceed $10,000 per year for any director, and the total stock option grant may not exceed 10,000 shares of common stock, plus 2,000 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees). Based upon these criteria, in June 2006, Tully’s Board of Directors approved payment of cash compensation and granted stock options for director service in Fiscal 2006 as follows:

Director Name	Cash Compensation	Stock Options (Exercise price $1.50)
Kathi Ainsworth-Jones	$10,000	12,000
John K. Buller	10,000	10,000
Marc Evanger	10,000	10,000
John M. Fluke	10,000	12,000
Lawrence L. Hood	10,000	12,000
Gregory A. Hubert	10,000	10,000

In June 2006, the Board of Directors approved a new director compensation policy applicable for Fiscal 2007. This provides that non-employee directors shall receive an annual cash payment of $10,000 plus a per-meeting cash fee of $1,000 per Board of Directors meeting and $500 per committee meeting (for meetings of the Audit, Compensation, Executive, and Governance and Nominating committees), paid after completion of the fiscal year. For Fiscal 2007, non-employee directors also receive an annual grant of nonqualified options to purchase 10,000 shares of Common Stock (plus 4,000 additional shares for the chairs of the Audit, Compensation, Executive, and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the Board of Directors and committee meetings of record for the year, but otherwise are fully vested upon completion of the fiscal year. Compensation amounts are generally subject to prorating for directors whose terms commence or expire during the fiscal year. Further, after the completion of the fiscal year, the Governance and Nominating Committee shall consult with the members of the Board of Directors, and with management of the Company, to assess whether any members of the Board of Directors may have provided services to the Company which may not adequately be considered in the compensation determined by the formulae set forth above, and if so additional cash compensation or stock options may be awarded, if approved by the Board of Directors.

Directors are reimbursed for reasonable expenses incurred in attending Board of Directors and committee meetings.

Employment Agreements and Compensatory Arrangements

On October 1, 2004, Tully’s engaged Mr. John Dresel, as president and chief operating officer at an initial base salary at the annual rate of $180,000. Mr. Dresel’s compensation is subject to periodic review. In March 2006, the Board of Directors approved an adjustment in Mr. Dresel’s base salary, effective as of November 1, 2005, to an annual rate of $200,000. No bonus was paid to Mr. Dresel for Fiscal 2005 or Fiscal 2006. For Fiscal 2007, the amount of Mr. Dresel’s bonus, if any, will be based on his then-current annual base salary and Tully’s operating results. Mr. Dresel receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to Tully’s employees.

At the time his employment commenced, Mr. Dresel was granted options to purchase 500,000 shares of common stock with exercise prices and vesting as follows:

Vesting on November 1,	Shares	Exercise Price
2004	100,000	$0.01
2005	100,000	$0.01
2006	100,000	$1.50
2007	100,000	$2.00
2008	100,000	$2.50

Total	500,000

Mr. Dresel’s employment is generally terminable by either party on 30 days written notice. If Mr. Dresel’s employment is terminated without cause by Tully’s, he will be entitled to one year of severance following the termination date (paid ratably over the year) and accelerated vesting with respect to any stock options that would have vested at the next annual vesting date. In the event of Mr. Dresel’s termination as a result of a change in control, all of Mr. Dresel’s unvested stock options will immediately become fully vested and he will be entitled to receive cash compensation for one year paid ratably during the year following in an amount equal to the total cash compensation paid or payable in the most recent calendar year ended (following his third year of service, the cash compensation shall be for a two-year period, paid ratably over two years).

Effective June 21, 2002, Tully’s entered into an employment arrangement with Mr. Galvin. Under the employment arrangement, Mr. Galvin received an annual base salary of $150,000, subject to annual review and adjustment by the Board of Directors. Effective April 5, 2004, the Board adjusted his annual base salary to $175,000. Mr. Galvin also is entitled to an annual cash performance bonus, subject to the discretion of the Board of Directors. No bonus was paid for Fiscal 2004, Fiscal 2005, or Fiscal 2006. For Fiscal 2007, the amount of Mr. Galvin’s bonus, if any, will be based on his then-current annual base salary and our operating results. Mr. Galvin receives an automobile allowance of $600 per month. Mr. Galvin also is entitled to all benefits offered generally to our employees. Mr. Galvin’s employment agreement is generally terminable by either party on 30 days written notice. If Mr. Galvin’s employment is terminated by Tully’s without cause, then Mr. Galvin will be entitled to receive his base salary for an additional six months following the date of his termination.

Effective May 13, 2002, we entered into an employment agreement with Mr. Gioia. Under the employment agreement, Mr. Gioia received an annual base salary of $250,000 during the first twelve months of the agreement. The employment agreement provided that Mr. Gioia’s annual base salary was to be subject to annual review by the Board of Directors, and would be increased by a minimum of ten percent for the second and third years the agreement is in effect. Although the first anniversary adjustment was to be effective as of May 13, 2003, Mr. Gioia was paid at the first year salary level while he and the Compensation Committee discussed his compensation. For Fiscal 2003 and Fiscal 2004, Mr. Gioia did not receive a performance bonus. For Fiscal 2004 and subsequent fiscal years, the amount of Mr. Gioia’s bonus was to be based on his then-current annual base salary and our earnings before interest, taxes, depreciation and amortization, as defined in the agreement. Prior to the termination of his employment, Mr. Gioia received an automobile allowance of $750 per month, and was entitled to all benefits offered generally to our employees. Mr. Gioia’s employment agreement contained provisions related to the termination of his employment, however these provisions were modified on April 12, 2004 as described in the next paragraph.

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

Report of Compensation Committee on Executive Compensation

Executive Compensation Philosophy

The compensation committee of the Board of Directors was composed of outside directors during Fiscal 2006, consisting of Ms. Ainsworth-Jones, Mr. Evanger and Mr. Hubert. The compensation committee is responsible for evaluating compensation levels and compensation programs for Tully’s executives and for making recommendations to the board regarding appropriate compensation awards for executive management.

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

Incentive Bonus. The compensation committee believes that a portion of the total cash compensation for executive officers should be based on our success in meeting its short-term performance objectives and contributions by the executive officers that enable Tully’s to meet its long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further the long-term objectives of Tully’s, and places a portion of each executive officer’s annual compensation at risk. In Fiscal 2006, the incentive compensation for the President and for the Chief Financial Officer was dependent upon Tully’s achieving a targeted level of operating results. The incentive bonus for Fiscal 2006 did not provide for any payment of the incentive bonus unless 100% of this target was achieved. This target was not achieved and therefore no incentive bonus was payable to the President or the Chief Financial Officer for Fiscal 2006.

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

President and Chief Operating Officer Compensation. During Fiscal 2006, Mr. Dresel’s compensation as President and COO (principal executive officer) was based upon the compensation package established in the September 30, 2004 employment letter with Mr. Dresel. In March 2006, the members of the Compensation Committee, in consultation with the Chairman, approved an adjustment, in Mr. Dresel’s base salary, effective as of November 1, 2005, to an annual rate of $200,000, and this was ratified by the Board of Directors in June 2006. In establishing and modifying the President’s compensation package, the Committee pursued the objectives discussed above. The Committee believes that Mr. Dresel’s compensation during Fiscal 2006 was in line with our compensation strategy, considering the individual performance of the President and the cash resources and needs of Tully’s.

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

Compensation Committee

Kathi Ainsworth-Jones, Chair

Marc Evanger

Greg Hubert

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Tully’s Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock as of April 2, 2006 by: (i) each director; (ii) the president and chief financial officer of Tully’s (the “Named Executive Officers”); (iii) all executive officers and directors of Tully’s as a group; and (iv) all shareholders known by us to be beneficial owners of more than five percent of our voting securities:

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	5,703,233	(2)	30.4%	—		—	—	—
Estate of Keith McCaw 2365 Carillon Point Kirkland, WA 98033	4,263,885	(3)	19.4%	2,000,000	(4)	12.9%	—	—
George Hubman	2,356,601	(4)	12.2%	200,000		1.3%	—	—
Marc Evanger	550,144	(5)	3.0%	10,000		*	—	—
Anthony Gioia	483,333	(6)	2.6%	—		—	—	—
Kristopher S. Galvin	364,999	(7)	2.0%	—		—	—	—
Lawrence L. Hood	298,739	(8)	1.7%	10,000		*	40,000	*
John D. Dresel	210,000	(9)	1.2%	—		—	—	—
John M. Fluke	20,080	(10)	*	—		—	—	—
Kathi Ainsworth-Jones	11,250	(11)	*	5,000		*	—	—
Gregory A. Hubert	3,100	(12)	—	—		—	—	—
John K. Buller	728	(13)	—	—		—	—	—
Executive officers and directors as a group (9 persons)	7,162,273		36.0%	25,000		* %	40,000	*	%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of Common Stock issuable upon exercise or conversion of options, warrants or Series A and Series B Stock that are exercisable or convertible within 60 days of April 2, 2006, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby, and such shareholder’s address is 3100 Airport Way S., Seattle, WA 98134. As of April 2, 2006, we had 17,769,191 shares of Common Stock, 15,559,152 shares of Series A Convertible Preferred Stock, and 4,920,709 shares of Series B Convertible Preferred Stock issued and outstanding.
(2)	Includes 4,489,639 shares of Common Stock owned by TTOK, LLC, a limited liability company owned by Mr. O’Keefe and his wife (Mr. O’Keefe contributed his personal shareholdings to TTOK, LLC, in October 2005). There are outstanding stock options for 1,688,167 shares of the Common Stock owned by TTOK, LLC under currently exercisable purchase options granted by Mr. O’Keefe to employees and third parties. Also includes 142,500 shares of Common Stock held by the O’Keefe Children’s Trust, and an aggregate of 982,344 shares of Common Stock that Mr. O’Keefe has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006.
(3)	Includes an aggregate of 1,960,550 shares of Common Stock that the estate of Mr. McCaw has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006 and 2,260,000 shares of Common Stock issuable upon conversion of 2,000,000 shares of Series A Convertible Preferred Stock owned of issuable to the estate or its affiliates.

(4)	Includes an aggregate of 1,257,581 shares of Common Stock that Mr. Hubman has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006 and Common Stock issuable upon conversion of 200,000 shares of Series A Convertible Preferred Stock. Mr. Hubman retired from the Board of Directors in March 2005.
(5)	Includes an aggregate of 536,944 shares of Common Stock that Mr. Evanger has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006 and Common Stock issuable upon conversion of 10,000 shares of Series A Convertible Preferred Stock.
(6)	Includes 483,333 shares of Common Stock that Mr. Gioia has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006. Mr. Gioia resigned from his position as director and chief executive officer on July 11, 2004.
(7)	Includes 265,000 shares of Common Stock that Mr. Galvin has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006.
(8)	Includes an aggregate of 147,944 shares of Common Stock that Mr. Hood has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006. Also includes 10,000 Series A Convertible Preferred Stock. Additionally, includes Common Stock issuable upon conversion of 40,000 shares of Series B Convertible Preferred Stock owned by PPC Partners LLC, a company in which Mr. Hood has a 0.96% interest.
(9)	Includes 110,000 shares of Common Stock that Mr. Dresel has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006.
(10)	Includes 80 shares of Common Stock that Mr. Fluke has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006.
(11)	Includes an aggregate of 5,600 shares of common stock that Ms. Ainsworth-Jones has the right to acquire pursuant to options and warrants exercisable within 60 days of April 2, 2006 and 5,650 shares of Common Stock issuable upon conversion of 5,000 shares of Series A Preferred Stock.
(12)	Includes 3,100 shares of Common Stock that Mr. Hubert has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006.
(13)	Includes 728 shares of Common Stock that Mr. Buller has the right to acquire pursuant to options exercisable within 60 days of April 2, 2006.

For information regarding our Equity Compensation Plans, see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 1, 2002, Tully’s entered into a borrowing arrangement with KCL that was secured by substantially all of our assets (the “KCL promissory note”). On August 31, 2005, the KCL promissory note plus accrued interest was repaid in full. Concurrently with the repayment of the KCL promissory note, the guaranty agreements between Tully’s and the several guarantors of the KCL promissory note were terminated and the guarantors released their conditional security interest in Tully’s assets. For Fiscal 2006, we issued warrants to these guarantors as follows: Mr. O’Keefe, director (8,954), Mr. Hood, director (2,238), and Mr. Evanger, director (2,238) and Mr. Hubman, beneficial owner of more than 5% of our outstanding Common Stock (13,430).

A company affiliated with the estate of Mr. Keith McCaw (a beneficial owner of more than 5% of our outstanding Common Stock) was the holder of our Convertible Promissory Note in the principal amount of $3,000,000, issued by Tully’s in December 2000. The note was repaid on November 14, 2005. During Fiscal 2006, we paid interest in the amount of $168,667, computed on the outstanding principal at the annual rate of 12% through May 31, 2005 and at the annual rate of 8% after May 31, 2005.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting. Tully’s entered into a secured credit facility with Northrim in June 2005, which was renewed in June 2006 (see Note 11 of the Notes to the Consolidated Financial Statements). PWA is a wealth management and investment advisory services holding company. Mr. Hood, a director of Tully’s, is the president of PWA and has an ownership interest of more than 10% in PWA. During Fiscal 2006, Tully’s paid $167,964 to Northrim for interest on the amounts borrowed, and the outstanding debt to Northrim at April 2, 2006 was $1,901,000, bearing interest at 12.75%.

Our certificate of incorporation and bylaws contain provisions limiting the liability of our directors and requiring that we indemnify our directors and officers in specified circumstances.

We have employment and severance arrangements with our executive officers, Mr. Dresel and Mr. Galvin. See “Employment Agreements and Compensatory Arrangements” on page 71.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to PricewaterhouseCoopers LLP

The following table shows the fees billed to Tully’s by PricewaterhouseCoopers LLP for Fiscal 2005:

Fiscal 2005
Other Fees(1)	$146,000

Total Fees	$146,000

(1)	Other fees for Fiscal 2005 of PricewaterhouseCoopers LLP consisted of fees related to their consents for the restatement of the Fiscal 2002 and prior financial statements and consents for inclusion in our registration statements for the rights offering.

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2006 and Fiscal 2005:

	Fiscal 2006	Fiscal 2005
Audit Fees(1)	$122,000	$101,000
Audit-Related Fees(2)	26,000	98,000
Tax Fees(3)	93,000	18,000

Total Fees	$241,000	$217,000

(1)	Audit services consisted of the examination of our Fiscal 2005 and Fiscal 2006 consolidated financial statements and quarterly reviews of Fiscal 2005 and Fiscal 2006 financial statements.
(2)	Audit-related fees relate to consultation in connection with the evaluation of the possible business integration opportunity with FOODX and the shareholder rights offering.
(3)	Tax services of Moss Adams billed for Fiscal 2006 and Fiscal 2005 were for tax compliance and tax advice services.

Audit Committee Preapproval Policy

The audit committee does not have a written preapproval policy. However, as a matter of practice, prior to engaging Moss Adams LLP for any services, we obtain the prior approval of the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of April 2, 2006 and April 3, 2005;

Consolidated Statements of Operations for the years ended April 2, 2006, April 30, 2005 and March 28, 2004;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 2, 2006, April 3, 2005 and March 28, 2004,

Consolidated Cash Flow Statements for the years ended April 2, 2006, April 3, 2005 and March 28, 2004,

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes

3.	Exhibits

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

Exhibit Number	Description
4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.5	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6	Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8	Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.9	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.10	First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.11	Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

Exhibit Number		Description
10.12		Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.13		Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.14		Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.15		Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

10.16		Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

10.17		Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, as filed with the Commission on August 22, 2005)

10.18		First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

10.19	*	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated June 29, 2006

10.20	*	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated June 29, 2006

14.1		Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2006, as filed with the Commission on June 28, 2004)

23.1	*	Consent of Moss Adams LLP

31.1	*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Current Reports on Form 8-K during the fourth fiscal quarter (the thirteen week period ended April 2, 2006).

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 3, 2006.

TULLY’S COFFEE CORPORATION

By:	/S/ KRISTOPHER S. GALVIN
Executive Vice President, Chief Financial Officer and Secretary Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 3, 2006 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ JOHN D. DRESEL John D. Dresel	President and Chief Operating Officer (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board

/S/ JOHN K. BULLER John K. Buller	Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ JOHN M. FLUKE John M. Fluke	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ KATHI AINSWORTH-JONES Kathi Ainsworth-Jones	Director

/S/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Executive Vice President, Chief Financial Officer and Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.1	Tully’s Coffee Corporation Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.2	Tully’s Coffee Corporation 1999 Employee Stock Purchase Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1999, as filed with the Commission on November 15, 1999)

10.3	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the Commission on July 3, 2000)

10.4	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

Exhibit Number		Description
10.5		Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

10.6		Fifth Lease Amendment between Kent Central, LLC and Tully’s Coffee Corporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002, as filed with the Commission on November 13, 2002))

10.7		Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 12, 2001, as filed with the Commission on May 2, 2001)

10.8		Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated May 13, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.9		Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

10.10		First Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated December 3, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2002, as filed with the Commission on February 12, 2003)

10.11		Amended Stock Option Agreement Tully’s Coffee Corporation Second Amended and Restated 1994 Stock Option Plan, as amended on June 19, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.12		Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 30, 2003, as filed with the Commission on June 30, 2003)

10.13		Second Amendment to Employment Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.14		Employment Termination Agreement between Anthony J. Gioia and Tully’s Coffee Corporation, dated April 12, 2004 (incorporated by reference to the Company’s Registration Statement Report on Form S-1, as filed with Commission on May 12, 2004)

10.15		Letter of Employment for John D. Dresel (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

10.16		Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

10.17		Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, as filed with the Commission on August 22, 2005)

10.19	*	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated June 29, 2006

10.20	*	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated June 29, 2006

Exhibit Number	Description
10.18	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 31, 2005, as filed with the Commission on September 2, 2005)

14.1	Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 2, 2006, as filed with the Commission on June 28, 2004)

23.1*	Consent of Moss Adams LLP

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith