Form 10-Q
period 2006-07-02
TULLYS COFFEE CORP
filed 2006-08-16
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,769,191
(Title of Each Class)	Number of Shares Outstanding at July 31, 2006

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended July 2, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	July 2, 2006 (unaudited)	April 2, 2006
Assets
Current assets
Cash and cash equivalents	$2,953	$5,381
Accounts receivable, net of allowance for doubtful accounts of $172 and $149 at July 2, 2006 and April 2, 2006, respectively	2,440	2,305
Inventories	3,448	3,140
Prepaid expenses and other current assets	890	853

Total current assets	9,731	11,679
Property and equipment, net	8,593	8,611
Goodwill, net	456	456
Other intangible assets, net	407	405
Other assets	362	376

Total assets	$19,549	$21,527

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,472	$3,398
Accrued liabilities	4,500	3,812
Current portion of long-term debt	2,029	2,126
Current portion of capital lease obligations	71	83
Deferred revenue	1,453	1,453

Total current liabilities	11,525	10,872
Long-term debt, net of current portion	26	28
Capital lease obligation, net of current portion	66	72
Other liabilities	1,093	1,093
Deferred lease costs	1,445	1,421
Deferred revenue, net of current portion	2,551	2,914

Total liabilities	16,706	16,400

Commitments and contingencies (Note 7)
Stockholders’ equity
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 shares issued and outstanding; stated value of $2.50 per share and a liquidation preference of $38,898	34,639	34,639
Common stock, no par value; 120,000,000 shares authorized; 17,769,191 shares issued and outstanding, with a liquidation preference of $39,981	9,610	9,610
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 shares issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,302	10,911	10,911
Additional paid-in capital	28,409	28,339
Accumulated deficit	(80,726)	(78,372)

Total stockholders’ equity	2,843	5,127

Total liabilities and stockholders’ equity	$19,549	$21,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen-Week Periods Ended
	July 2, 2006 (unaudited)	July 3, 2005 (unaudited)
Net sales
Sales of products	$13,601	$12,667
Licenses, royalties, and fees	43	619
Recognition of deferred revenue	363	460

Net sales	14,007	13,746

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	7,343	6,332
Store operating expenses	4,452	4,361
Other operating expenses	1,137	718
Marketing, general and administrative costs	2,520	2,089
Depreciation and amortization	889	919
Store closure and lease termination costs	(5)	11

Total cost of goods sold and operating expenses	16,336	14,430

Operating loss	(2,329)	(684)
Other income (expense)
Interest expense	(78)	(181)
Interest income	47	2
Miscellaneous income	6	26
Loan guarantee fee expense	—	(45)

Total other income (expense)	(25)	(198)

Loss before income taxes	(2,354)	(882)
Income tax expense	—	(3)

Net loss	$(2,354)	$(885)

Loss per share—basic and diluted
Loss per share—basic	$(0.13)	$(0.05)
Loss per share—diluted	$(0.13)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	17,769	17,510
Loss per share—diluted	17,769	17,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen-Week Periods Ended
	July 2, 2006 (unaudited)	July 3, 2005 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,354)	$(885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889	919
Store closure and lease termination costs	(5)	11
Employee stock option compensation expense	70	14
Loan guarantee fee expense	—	45
Provision for doubtful accounts	34	30
Loss (gain) on sale of property and equipment	1	(5)
Recognition of deferred license revenues	(363)	(460)
Changes in assets and liabilities
Accounts receivable	(168)	(270)
Inventories	(236)	399
Prepaid expenses and other assets	(45)	182
Accounts payable	74	155
Accrued liabilities	694	(756)
Deferred lease costs	24	(33)

Net cash used in operating activities	(1,385)	(654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(900)	(104)
Additions to intangible assets	(28)	—
Proceeds from sale of property and equipment	3	—

Net cash used in investing activities	(925)	(104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under credit lines	1,400	883
Payment of credit lines	(1,335)	(1,138)
Payments on long-term debt and capital leases	(183)	(233)
Proceeds from exercise of warrants	—	2

Net cash used in financing activities	(118)	(486)

Net decrease in cash and cash equivalents	(2,428)	(1,244)
Cash and cash equivalents at beginning of period	5,381	1,437

Cash and cash equivalents at end of period	$2,953	$193

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$75	$180
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$—	$11

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

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ended April 2, 2006 (“Fiscal 2006”) and March 28, 2004 (“Fiscal 2004”) included 52 weeks. The fiscal year ending April 1, 2007 (“Fiscal 2007”) will include 52 weeks.

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended July 2, 2006 (“First Quarter 2007”) and the thirteen week ended July 3, 2005 (“First Quarter 2006”) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K, SEC File No. 000-26829, for Fiscal 2006 (the “Form 10-K”).

Stock-based compensation

On April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation for all stock-based awards made to employees, including stock options and restricted stock rights, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 3, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to First Quarter 2007 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for First Quarter 2007 includes compensation cost for stock-based awards granted prior to, but not fully vested as of, April 2, 2006, and stock-based awards granted subsequent to April 2, 2006. Our stock-based awards consist primarily of stock options granted to employees and directors.

The compensation cost for awards granted prior to April 2, 2006 is based on the grant-date fair value of the stock-based award estimated in accordance with the pro forma provisions of SFAS 123, while awards granted after April 2, 2006 follow the provisions of SFAS 123(R). Compensation cost for awards granted prior to April 2, 2006 is recognized on a straight-line basis over the requisite service period for each separately remaining vesting portion of the award, while compensation cost for awards granted after April 2, 2006 is recognized on a straight-line basis over the requisite service period for the entire award.

For all of these stock-based awards, we have used the Black-Scholes option pricing model for the valuation for stock option awards on the date of grant. These computations are affected by the estimated fair value of our stock at the grant date as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

2. Liquidity

As discussed in Note 6, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

As of July 2, 2006 we had cash and cash equivalents of $2,953,000, and a working capital deficit of $1,794,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during the remainder of Fiscal 2007 will be between $500,000 and $1,000,000. During Fiscal 2007, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder of Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current facility with Northrim Funding Services (“Northrim”), as a financing resource for our working capital requirements.

Liabilities at July 2, 2006 include deferred revenue in the aggregate amount of $4,004,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, and the cash and cash equivalents of $2,953,000 at July 2, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2007 or early in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	July 2, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Coffee
Unroasted	$1,327	$939
Roasted	1,202	1,361
Other goods held for sale	403	416
Packaging and other supplies	516	424

Total	$3,448	$3,140

4. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a secured credit facility with Northrim (the “Northrim Facility”). The Northrim Facility provides a credit facility of up to $3,000,000, subject to the amount of eligible accounts receivable. In June 2006, the credit facility was renewed until May 31, 2007, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus 3.5% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

Obligations under the Northrim Facility and long-term debt consist of the following:

	July 2, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Borrowings under the Northrim Facility	$1,966	$1,901
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	55	216
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	34	37

	2,055	2,154
Less: Current portion	(2,029)	(2,126)

Long-term debt	$26	$28

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

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Thirteen-Week Periods Ended
	July 2, 2006	July 3, 2005
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$—	$619

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

	Thirteen-Week Periods Ended
	July 2, 2006	July 3, 2005
Recognition of deferred license revenue
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$100
Periodic recognition of deferred license revenue under UCC license agreement	360	360

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$360	$460

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

	Shares of common stock to be issued	Valuation of common stock (at $1.50 per share)	Cash settlement payments and related costs	Combined cash costs and common stock
Settlement costs payable in
Fiscal 2007	56,250	$84,375	$150,000	$234,375
Fiscal 2008	93,750	140,625	250,000	390,625
Fiscal 2009	93,750	140,625	250,000	390,625
Fiscal 2010	56,250	84,375	150,000	234,375

Total settlement costs	300,000	450,000	800,000	1,250,000
Legal and other costs	—	—	378,000	378,000

Total settlement and associated costs	300,000	$450,000	$1,178,000	1,628,000

Less—amounts paid or included in accrued expenses at July 2, 2006				(535,000)

Amount reported as other long-term liability at July 2, 2006				$1,093,000

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

8. Stock options

Effective April 3, 2006, we adopted SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. Previously, we applied APB 25 and related interpretations, as permitted by SFAS 123.

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”). In August 1999 our stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan at 4,200,000, and in June 2003, our Board of Directors further amended the 1994 Plan. By its terms, the 1994 Plan expired in October 2004 (this did not terminate outstanding options).

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of July 2, 2006 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,470,772	6,470,772	$0.33
Issued to guarantors of debt	1,812,825	1,768,058	$0.05
Issued to holder of convertible note in lieu of cash interest	960,000	960,000	$0.01
Other	431,052	431,052	$0.01-$0.33

Totals	9,674,649	9,629,882

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan and the 2004 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

Determining Fair Value Under SFAS 123(R)

Valuation and Amortization Method.

We estimated the fair value of stock option awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.

The expected life of awards granted represents the period of time that they are expected to be outstanding. We determined the expected life based primarily on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, expected exercises and post-vesting forfeitures.

Expected Volatility.

We estimated the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor we use in the Black-Scholes option valuation model is based on our historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate.

We based our risk-free interest rate used in the Black-Scholes option valuation model on the implied risk-free interest rate with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield.

We use an expected dividend yield of zero in the Black-Scholes option valuation model, consistent with our recent experience.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen-Week Periods Ended
	July 2, 2006	July 3, 2005
Risk free interest rate	5.09%	2.78%
Expected dividend yield	0%	0%
Expected lives	3 years	3 years
Expected volatility	85%	84%
Weighted average fair value at date of grant	$0.85	$0.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For First Quarter 2007 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for First Quarter 2007 totaled $70,000, which is included in marketings, general and administrative costs in our Condensed Consolidated Statement of Operations. This is a non-cash expense. During First Quarter 2006, we recognized non-cash compensation expense of $14,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $24,000.

As of July 2, 2006, we had approximately $199,000 of total unrecognized compensation cost related to the 607,884 non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. We expect to recognize this cost over a period of approximately three years.

The following table presents the impact of our adoption of SFAS 123(R) on data in our condensed consolidated financial statements for First Quarter 2007 (in thousands, except per share amounts):

Thirteen-Week Period Ended
Condensed Consolidated Statement of Operations:
Decrease in income from operations	$(70)
Increase in loss before income taxes	(70)
Increase in net loss	(70)
Increase in basic and diluted net loss per share	— *
Condensed Consolidated Balance Sheet:
Increase in additional paid-in capital	$70

*	Less than $0.01 per share.

Stock Award Activity

As of July 2, 2006 options for 3,863,991 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 3,256,107 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted-average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.01	1,891,805	4.22	1,891,805	$3,082,481	$2,818,789
0.30	105,008	8.71	105,008	16,923	126,010
0.31	412,494	7.37	374,824	96,146	446,041
0.33	10,874	4.78	10,874	21,687	12,723
1.50	541,923	8.64	201,709	213,742	—
1.75	48,572	2.76	48,572	84,163	—
1.78	411,666	4.23	411,666	418,662	—
2.00	130,000	8.40	—	—	—
2.25	71,250	3.25	71,250	135,715	—
$2.50	240,399	6.81	140,399	41,907	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	3,863,991	5.56	3,256,107	4,111,426	3,403,562
Outstanding under the Founders Plan (exercise price of $0.01 per share)	1,688,167	15.82	1,688,167	2,783,153	2,515,369

Total	5,552,158		4,944,274	$6,894,579	$5,918,931

The following table summarizes activity under our stock option plans in First Quarter 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	5,512,935	$0.51
Granted	66,000	1.50
Exercised	—	—
Forfeited	(26,777)	1.37
Expired	—	—

Outstanding at the end of the period	5,552,158	$0.51

Exercisable or convertible at the end of the period	4,944,274	$0.37

The aggregate intrinsic value of options outstanding at July 2, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 4,070,678 options that had exercise prices that were lower than the $1.50 fair market value, as determined by our Board of Directors, of our common stock at July 2, 2006.

The total intrinsic value of options exercised during the three months ended July 2, 2006 and July 3, 2005 was $0 and $0, respectively, determined as of the date of exercise.

Pro Forma Information Under SFAS 123 and APB 25

Prior to Fiscal 2007, our stock-based compensation was accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Had compensation cost under our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

Thirteen-Week Period Ended July 3, 2005
(unaudited)
Stock-based employee compensation cost
As reported	$14
Pro forma	$24
Net loss-as reported	$(885)
Net loss-pro forma	$(895)
Basic and diluted loss per common share
As reported	$(0.05)
Pro forma	$(0.05)

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

We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising of Tully’s stores in the United States.

We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure the operating performance of our operating segments. EBITDA excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization. We have modified the financial information presented to our senior management to include within the operating segment financial information (1) the cost of shipping products from our roasting plant and (2) allocated costs of our roasting and distribution facility based upon the respective operating segment product usage. For purposes of comparability, we have restated the operating segment information for periods prior to First Quarter 2007 to reflect this presentation.

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	July 2, 2006	July 3, 2005
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,577	$9,800
Wholesale division	4,024	2,865
Specialty division (1)	406	1,081

	$14,007	$13,746

Earnings before interest, taxes, depreciation and amortization
Retail division	$371	$745
Wholesale division	282	530
Specialty division (1)	277	973
Corporate and other expenses	(2,364)	(1,987)

Earnings (loss) before interest, taxes, depreciation and amortization	(1,434)	261
Depreciation and amortization	(889)	(919)
Income taxes	—	(3)
Interest income, interest expense, and loan guarantee fees	(31)	(224)

Net loss	$(2,354)	$(885)

Depreciation and amortization
Retail division	$618	$634
Wholesale division	83	83
Specialty division	**	**
Corporate and other expenses	188	202

Total depreciation and amortization	$889	$919

**	Amounts are less than $1,000.

(1)	Specialty division net sales and operating income for Fiscal 2006 include $619,000 of license fees and coffee roasting fees and $100,000 recognition of deferred revenue related to the license and supply agreements with Tully’s Coffee Japan (see Note 6).

The following table reflects the restated operating segment presentation:

	Years Ended
	April 2, 2006	April 3, 2005	March 28, 2004
	(dollars in thousands)
Earnings before interest, taxes, depreciation and amortization
Retail division (1)	$1,953	$3,762	$4,914
Wholesale division	1,262	1,549	945
Specialty division (2)	6,356	4,105	3,318
Corporate and other expenses (3)	(7,287)	(9,414)	(7,347)
Gain on Japan Rights sale	17,392	—	—

Earnings before interest, taxes, depreciation and amortization	19,676	2	1,830
Depreciation and amortization	(3,529)	(3,651)	(3,622)
Income taxes	(339)	(52)	(43)
Interest income, interest expense, and loan guarantee fees	(385)	(924)	(760)

Net income (loss)	$15,423	$(4,625)	$(2,595)

(1)	The Retail division operating results include adjustments for impairment of long-lived assets of $236,000 (Fiscal 2006), $200,000 (Fiscal 2005), $97,000 (Fiscal 2004) and for amounts required to close stores and terminate store leases totaling $219,000 (Fiscal 2006), $43,000 (Fiscal 2005), $170,000 (Fiscal 2004).
(2)	Specialty division net sales and operating income for Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 6).
(3)	Corporate and other expenses for Fiscal 2005 include a charge of approximately $1,628,000 for the settlement and associated costs related to a lawsuit (See Note 7).

11. Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents, if any.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). The convertible debt was repaid in the third quarter of

Fiscal 2006. Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for First Quarter 2007 and First Quarter 2006 because the effect of these instruments on the calculation would have been antidilutive.

The computations of loss per share, and of the weighted average shares used for basic loss per share and diluted loss per share are summarized as follows:

	Thirteen Week Periods Ended
	July 2, 2006	July 3, 2005
	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Net loss	$(2,354)	$(885)
Adjustments for basic loss per share	—	—

Net loss for basic loss per share	$(2,354)	$(885)
Weighted average shares used in computing basic loss per share	17,769	17,510
Basic loss per share	$(0.13)	$(0.05)
Computation of diluted loss per share
Net income loss	$(2,354)	$(885)
Add interest on convertible note, if assumed to be converted	—	—

Net loss for diluted loss per share	$(2,354)	$(885)
Weighted average shares used in computing diluted loss per share	17,769	17,510
Diluted loss per share	$(0.13)	$(0.05)
Weighted average shares used in computing loss per share
Weighted average common shares outstanding, used in computing basic loss per share and diluted loss per share	17,769	17,510
Common share equivalent instruments for computing diluted loss per share	—	—

Weighted average shares used in computing diluted loss per share	17,769	17,510

12. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net loss during the thirteen week periods ended July 2, 2006 and July 3, 2005, so that net loss equaled comprehensive loss in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended July 2, 2006 (“First Quarter 2007”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, filed with the SEC on July 3, 2006 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our franchisees and licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

Overview

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ended April 2, 2006 (“Fiscal 2006”), and March 28, 2004 (“Fiscal 2004”) included 52 weeks. The fiscal year ending April 1, 2007 (“Fiscal 2007”) will include 52 weeks.

As discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

During the period from the Japan Rights sale closing through July 2, 2006, we have fully repaid our debt under the Kent Central note and convertible note (totaling approximately $4.1 million) and reduced accounts payable by approximately $1.5 million. In this time period, we have invested funds in our Retail and Wholesale divisions with the objective of establishing higher sales levels for both divisions, and in our Specialty division, with the objective of expanding our U.S. franchised store base. We have invested $3.0 million in capital expenditures for property and equipment (including five new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division). We have also increased our inventory levels to provide a higher in-stock level for wholesale and retail customers.

Some business improvement expenditures have negatively impacted our operating results in the second half of Fiscal 2006 and the thirteen week period ended July 2, 2006 (“First Quarter 2007”) but are intended to improve our operating results in the future. These include temporary reductions in gross margins on sales (such as promotional discounts, display allowances and new product sampling costs) for our Wholesale and Retail divisions. We have temporarily increased some expense spending in order to accelerate the improvements in our retail operations (such as repair and décor costs and employee recruitment and training costs). Other costs (such as new product development, marketing, and advertising costs) have been increased with the expectation of increasing our future sales levels. Additionally, we have put new personnel into certain key management positions (particularly in our Retail division).

These strategies, coupled with the elimination of the license fees and coffee roasting revenues from Tully’s Coffee Japan and increased costs related to higher green coffee costs and general economic trends, have reduced our operating income and our cash flow from operations as compared to periods prior to the Japan Rights sale. We believe that these strategies were necessary to accelerate and increase the future growth of our business. The lead time between investment and results, and the level of success for any initiative, cannot be predicted with any level of certainty, but there are some favorable indications that these efforts are being productive. Wholesale sales for First Quarter 2007 increased 40.5% compared to the same quarter in Fiscal 2006. Comparable store sales for the first six weeks of our second quarter in Fiscal 2007 have increased 2.2% compared to the same period in Fiscal 2006 and our new company-operated stores added 6.8% net retail sales for this same six week period. Customer response to our new products, such as our Tully’s K-cups, Bellaccino® blended beverages, and fruit smoothies, has been favorable. We have added 18 franchised stores in the period since the Japan Rights sale and presently have additional franchised locations under development.

Many of these expense investment efforts required a heavier initial investment during the past several months and such expenses are now being reduced or eliminated. We also expect a lower level of capital expenditures in the remainder of Fiscal 2007. Although we believe such investments have been in the best interest of our business, we believe that it is appropriate to reduce our expense and capital expenditure spending during the remainder of Fiscal 2007. We expect the initiatives of the past several months to produce financial benefits for the company, and we are taking other actions with the objective of improving our operating income and cash flow results as compared to these recent periods. These actions include improvements to our product gross margins from lower levels of promotional discounts and display allowances, and from selective price increases. In the second fiscal quarter of Fiscal 2007 we have also reduced our level of administrative and operating expense through staff reductions. We expect to reduce our level of capital expenditures by concentrating our capital spending, where possible, on projects that have immediate revenue potential. We have also implemented initiatives to improve inventory productivity. We expect these efforts to improve our financial performance in the remainder of Fiscal 2007. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2007 or early Fiscal 2008.

We derive our revenues from the:

•	Retail division, which operates retail stores in the Western United States,

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order and internet sales, and

•	Specialty division, which manages our U.S. and foreign franchising.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen-Week Periods Ended
	July 2, 2006	July 3, 2005
Percentage of total net sales:
Retail division	68.4%	71.3%
Wholesale division	28.7%	20.8%
Specialty division	2.9%	7.9%

	100.0%	100.0%

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirteen-Week Periods Ended
	July 2, 2006		July 3, 2005
STORES OPERATED BY TULLY’S:
Beginning of the period	88		92
Opened stores	4		—
Closed stores	(2)		(1)

End of the period	90		91

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	260
U.S. franchisees and licensees	27		6

Total International and U.S. franchisees and licensees	27		266

Total retail stores at end of the period	117		357

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Results of Operations

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We view EBITDA as a key indicator of our operating business performance. We expect to continue to incur these excluded items: interest income, interest expense based on our outstanding debt, income taxes, and depreciation and amortization as we will continue to have long-lived assets.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss:

	Thirteen Week Periods Ended
	July 2, 2006	July 3, 2005
	(dollars and shares in thousands)
Earnings (loss) before interest, taxes, depreciation and amortization is computed as follows:
Net loss	$(2,354)	$(885)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	31	224
Income taxes	—	3
Depreciation and amortization	889	919

Earnings (loss) before interest, taxes, depreciation and amortization	$(1,434)	$261

First Quarter 2007 Compared To First Quarter 2006

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Thirteen Week Periods Ended
	July 2, 2006	July 3, 2005
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.1%	92.2%
Licenses, royalties, and fees	0.3%	4.5%
Recognition of deferred license revenue	2.6%	3.3%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	52.4%	46.1%
Store operating expenses	31.8%	31.7%
Other operating expenses	8.1%	5.2%
Marketing, general and administrative costs	18.0%	15.2%
Depreciation and amortization	6.3%	6.7%
Store closure and lease termination costs	*	*

Total cost of goods sold and operating expenses	116.6%	105.0%

Operating loss	(16.6)%	(5.0)%
Other income (expense)
Interest expense	(0.6)%	(1.3)%
Interest income	0.3%	*
Miscellaneous income	*	0.2%
Loan guarantee fee expense	—	(0.3)%

Loss before income taxes	(16.8)%	(6.4)%
Income taxes	—	—

Net loss	(16.8)%	(6.4)%

*	Amount is less than 0.1%

Net Sales

Our net sales for First Quarter 2007 increased $261,000, or 1.9%, to $14,007,000 as compared to net sales of $13,746,000 for First Quarter 2006. The increase in net sales was comprised as follows:

Total company First Quarter 2007 compared to First Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$934
Licenses, royalties and fees	(576)
Recognition of deferred license revenue	(97)

Net sales	$261

Sales of products increased by $934,000, or 7.4%, as the result of increased product sales in our Wholesale division, partially offset by decreased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, licenses, royalties and fees and the recognition of deferred license revenue decreased as compared to First Quarter 2006. The divisional increase in net sales was comprised as follows:

Total company First Quarter 2007 compared to First Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(223)
Wholesale division	1,159
Specialty division	(675)

Total company	$261

The Retail division sales decrease represented a 2.3% decrease compared to the First Quarter 2006. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease First Quarter 2007 compared to First Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(236)
Sales decrease from closed stores	(425)
Sales increase from new stores	456
Other	(18)

Total Retail division	$(223)

Comparable store sales are defined as sales from company-operated stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) from the first quarter of Fiscal 2004 through the First Quarter 2007 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

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

Wholesale division net sales increased $1,159,000, or 40.5%, to $4,024,000 for First Quarter 2007, from $2,865,000 for First Quarter 2006. The increase reflects an $567,000 sales increase in the grocery channel, due to growth in the number of supermarkets selling Tully’s coffees and the expanded product selections in current supermarkets, combined with increased sales in food service channels and introduction of the Tully’s single serving coffee packages called “K-Cups,” which are used in special proprietary coffee brewing equipment manufactured by Keurig, Incorporated (“Keurig”).

*	Data for the fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $223,000.

Net sales for the Specialty division decreased by $675,000, or 62.4%, to $406,000 for the First Quarter 2007 from $1,081,000 in First Quarter 2006, reflecting the $719,000 revenue decrease resulting from the Japan Rights sale as described above.

Licensee and Franchisee Store Count (end of period)

	FY04 Q1	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2		FY06 Q3		FY06 Q4		FY07 Q1
International Licensees	124	135	155	175	198	207	228	245	260	—	*	—	*	—	*	—	*
US Franchisees	—	—	—	1	2	3	4	5	6	12		20		23		27

Total	124	135	155	176	200	210	232	250	266	12		20		23		27

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,011,000, or 16.0%, to $7,343,000 for First Quarter 2007 as compared to $6,332,000 for First Quarter 2006. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 52.4% for First Quarter 2007 as compared to 46.1% for First Quarter 2006, with approximately one half of this resulting from the sales mix change (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in First Quarter 2007 as compared First Quarter 2006. The remainder of this decrease reflects higher product costs (including green coffee) in First Quarter 2007 and a higher level of sales discounts and allowances in the Wholesale division during First Quarter 2007 as described above.

Store operating expenses increased $91,000, or 2.1%, to $4,452,000 in First Quarter 2007 from $4,361,000 in First Quarter 2006 as the result of general cost increases, the costs associated with the business improvement initiatives described above, and costs associated with opening and operating new stores, partially offset by the costs eliminated from closed company-operated stores. As a percentage of total net sales, store operating expenses remained relatively consistent at 31.8% for First Quarter 2007 compared to 31.7% for First Quarter 2006.

Other operating expenses (expenses associated with all operations other than retail stores) increased $419,000 or 58.4% to $1,137,000 for First Quarter 2007 as compared to $718,000 in First Quarter 2006, reflecting $396,000 of additional expenses incurred in connection with the expansion of our Wholesale division business, and $23,000 of increased costs incurred by the Specialty division for the acquisition and development of new. As a percentage of net sales, other operating expenses increased to 8.1% for First Quarter 2007 as compared to 5.2% in First Quarter 2006.

Marketing, general and administrative costs increased $431,000, or 20.6%, to $2,520,000 for First Quarter 2007 as compared to $2,089,000 for the First Quarter 2006, primarily due to costs associated with the business improvement initiatives described above, including increases in marketing and advertising ($47,000), training ($52,000) and facilities maintenance ($87,000). The increase also reflects a $56,000 increase in non-cash stock based compensation cost (see Note 8 of the Notes to Condensed Consolidated Financial Statements) and $58,000 of increased shipping costs resulting primarily from higher Wholesale division volumes.

Depreciation and amortization expenses decreased $30,000, or 3.3%, to $889,000 for First Quarter 2007 as compared to $919,000 in the First Quarter 2006, reflecting a lower level of depreciable asset book value in the current period.

Operating Loss

As a result of the factors described above we had operating loss of $2,329,000 for First Quarter 2007, which is an increased loss of $1,645,000 as compared to the operating loss of $684,000 for First Quarter 2006.

Other Income (Expense)

Interest expense decreased $103,000 or (56.9)% to $78,000 for First Quarter 2007 as compared to $181,000 for First Quarter 2006, reflecting a lower cost of interest due to a lower level of debt.

Net Loss

As a result of the factors described above, we had net loss of $2,354,000 for First Quarter 2007, which is an increased loss of $1,469,000 as compared to the net loss of $885,000 during First Quarter 2006.

Earnings (loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA loss of $1,434,000 for First Quarter 2007, which represents a decrease of $1,695,000 as compared to EBITDA of $261,000 for First Quarter 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirteen Week Periods Ended
	July 2, 2006	July 3, 2005
	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(2,354)	$(885)
Adjustments for depreciation and other non-cash operating statement amounts	626	554

Net loss adjusted for non-cash operating statement amounts	(1,728)	(331)
Cash used in changes in assets and liabilities	343	(323)

Net cash used in operating activities	(1,385)	(654)
Purchases of property and equipment	(900)	(104)
Net borrowings (repayments) of debt and capital leases	(118)	(488)
Other	(25)	2

Net decrease in cash and cash equivalents	$(2,428)	$(1,244)

Overall, our operating activities, investing activities, and financing activities used $2,428,000 of cash and cash equivalents during First Quarter 2007 as compared to cash used of $1,244,000 during First Quarter 2006.

As discussed above under “Overview,” on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

Cash used in operating activities in the First Quarter 2007 was $1,385,000, as compared to $654,000 used by operating activities in the First Quarter 2006. This $731,000 change was primarily the result of items discussed above under “Overview” and “Results of Operations” and to other changes in the elements of working capital as described below. During First Quarter 2007, our investment in accounts receivable increased by $135,000, or 5.9% to $2,440,000 at July 2, 2006, compared to $2,305,000 at April 2, 2006, as the result of the higher levels of sales in our Wholesale division. During First Quarter 2007 we increased our inventory levels by $308,000 or 9.8% to $3,448,000 at July 2, 2006, compared to $3,140,000 at April 2, 2006 in connection with the growth of our Wholesale division and a strategy to increase our in-stock position to support sales objectives. Accounts payable increased by $74,000 during First Quarter 2007, reflecting general growth of our business and the timing of payments. Accrued liabilities increased by $688,000 in the First Quarter 2007 as the result of the timing of payments and a $264,000 increase in the amount of deferred revenue associated with increased customer use of our stored value retail gift card, the “Tully’s Coffee Card.”

Investing activities used cash of $925,000 in First Quarter 2007 and used cash of $104,000 in the First Quarter 2006. This increase was largely due to a $796,000 increase in capital expenditures during First Quarter 2007 as compared to First Quarter 2006 relating to the business improvement initiatives described above (including four new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division).

Financing activities used cash of $118,000 in First Quarter 2007 and $486,000 in First Quarter 2006, reflecting the higher level of debt service during First Quarter 2006 under the credit line which was fully repaid in Fiscal 2006.

As of July 2, 2006 we had cash and cash equivalents of $2,953,000, and a working capital deficit of $1,794,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during the remainder of Fiscal 2007 to be between $500,000 and $1,000,000. During Fiscal 2007, we expect that the majority of the new Tully’s stores in the United States and in foreign markets (outside of Japan) will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current Northrim facility, as a financing resource for our working capital requirements.

Liabilities at July 2, 2006 include deferred revenue in the aggregate amount of $4,004,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, and the cash and cash equivalents of $2,953,000 at July 2, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. As described above under “Overview,” we expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2007 or early in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

We do not have any off-balance sheet arrangements as of July 2, 2006.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of July 31, 2006, we had approximately $6,400,000 in fixed price purchase commitments for Fiscal 2007. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $600,000 to $900,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of July 2, 2006 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

This section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended April 2, 2006, filed with the Securities and Exchange Commission on July 3, 2006 (the “Form 10-K”) contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below and elsewhere in this report. You should consider these risks in evaluating our financial outlook.

Company Risks

Our history of losses may continue in the future and this could have an adverse affect on our ability to grow and the value of your investment in us.

Since our inception, we have incurred losses in every year of operations, until Fiscal 2006 when (as a result of the Japan Rights sale), we reported net income for the year. We have also incurred losses for the current fiscal year.

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

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. As the result of the Japan Rights sale, described in Note 6 of the Notes to the condensed consolidated financial statements, we do not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. Our secured credit facility is subject to periodic renewal, and would need to be replaced if not renewed. We may need to raise additional capital in the future to fund growth of the business and repayment of our obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors or that would require the repayment of the current lender. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets. Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

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

As of July 2, 2006, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 30.4% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 19.4% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Based upon current regulations, this requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 16, 2006.

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