Form 10-Q
period 2006-10-01
TULLYS COFFEE CORP
filed 2006-11-15
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2006

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

Large accelerated filer   ☐                     Accelerated filer   ☐                     Non-accelerated filer   ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	17,825,441
(Title of Each Class)	Number of Shares Outstanding at October 31, 2006

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended October 1, 2006

Index

		Page No.
	A WARNING ABOUT FORWARD-LOOKING STATEMENTS	3

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets at October 1, 2006 and April 2, 2006	4

	Condensed Consolidated Statements of Operations for the Operations for the Thirteen and Twenty-Six Week Periods Ended October 1, 2006 and October 2, 2005	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended October 1, 2006 and October 2, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 6	Exhibits	37

	SIGNATURE	38

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation as “we,” “us,” or “Tully’s.” We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our operations and our financial condition, plans, objectives and performance. Additionally, when we use the words “believe,” “expect,” “may,” “could,” “will,” “anticipate,” “estimate” or similar expressions, we are making forward-looking statements. Many possible events or factors could affect our future financial results and performance. The forward-looking statements are not guarantees of future performance and results or performance may differ materially from those expressed in our forward-looking statements. In addition to the factors discussed under “Risk Factors” in this report, the following possible events or factors could cause our actual results to differ materially:

•	future sources of financing may not be available when needed or may not be available on terms favorable to Tully’s;

•	our growth strategy may not succeed as we expect if we are unable to achieve market acceptance in new geographic areas or to locate and open stores in suitable locations;

•	our marketing and new product introduction strategies may not succeed as we expect;

•	our strategies for reductions of cost and improvement of gross margins may not succeed as we expect;

•	competition within the retail specialty coffee market is strong and may intensify;

•	competition and consolidation within the food service and supermarket channels could result in reduced opportunities for product placement, or increased price competition among coffee suppliers, thereby adversely affecting our revenues or gross margins;

•	adverse changes in the general economic climate, interest rates or other factors affecting discretionary spending by consumers could adversely affect our revenues and growth potential; and

•	natural or political events could either interrupt the supply or increase the price of premium coffee beans, thereby significantly increasing our operating costs.

In addition, this document contains forward-looking statements relating to estimates regarding the specialty coffee business. You should not place undue reliance on any of these forward-looking statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	October 1, 2006 (unaudited)	April 2, 2006
Assets
Current assets
Cash and cash equivalents	$1,308	$5,381
Accounts receivable, net of allowance for doubtful accounts of $233 and $149 at October 1, 2006 and April 2, 2006, respectively	4,797	2,305
Inventories	3,515	3,140
Prepaid expenses and other current assets	599	853

Total current assets	10,219	11,679
Property and equipment, net	8,216	8,611
Goodwill, net	456	456
Other intangible assets, net	274	405
Other assets	339	376

Total assets	$19,504	$21,527

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,905	$3,398
Accrued liabilities	3,975	2,779
Current portion of long-term debt	1,861	2,126
Current portion of capital lease obligations	63	83
Deferred revenue	3,073	2,486

Total current liabilities	13,877	10,872
Long-term debt, net of current portion	24	28
Capital lease obligation, net of current portion	75	72
Other liabilities	1,291	1,093
Deferred lease costs	1,374	1,421
Deferred revenue, net of current portion	2,188	2,914

Total liabilities	18,829	16,400

Commitments and contingencies (Note 6)
Stockholders’ equity
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 shares issued and outstanding; stated value of $2.50 per share and a liquidation preference of $38,898	34,639	34,639
Common stock, no par value; 120,000,000 shares authorized; 17,769,191 shares issued and outstanding as of October 1, 2006, with a liquidation preference of $39,981	9,610	9,610
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 shares issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,302	10,911	10,911
Additional paid-in capital	28,494	28,339
Accumulated deficit	(82,979)	(78,372)

Total stockholders’ equity	675	5,127

Total liabilities and stockholders’ equity	$19,504	$21,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$16,104	$12,751	$29,705	$25,418
Licenses, royalties, and fees	42	192	85	811
Recognition of deferred licensing revenue	363	4,831	726	5,291

Net sales	16,509	17,774	30,516	31,520

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	8,937	6,471	16,280	12,803
Store operating expenses	4,487	4,347	8,939	8,708
Other operating expenses	1,177	869	2,314	1,587
Marketing, general and administrative costs	3,047	2,165	5,567	4,254
Depreciation and amortization	902	881	1,791	1,800
Settlement of litigation	72	—	72	—
Store closure and lease termination costs	103	(46)	98	(35)

Total cost of goods sold and operating expenses	18,725	14,687	35,061	29,117

Operating income (loss)	(2,216)	3,087	(4,545)	2,403

Other income (expense)
Interest expense	(58)	(177)	(136)	(358)
Interest income	9	33	56	35
Gain on sale of Japan Rights	—	17,392	—	17,392
Miscellaneous income	12	18	18	44
Loan guarantee fee expense	—	(21)	—	(66)

Total other income (expense)	(37)	17,245	(62)	17,047

Income (loss) before income taxes	(2,253)	20,332	(4,607)	19,450
Income taxes	—	(336)	—	(339)

Net income (loss)	$(2,253)	$19,996	$(4,607)	$19,111

Earnings (loss) per share
Basic earnings (loss) per share	$(0.13)	$1.13	$(0.26)	$1.08
Diluted earnings (loss) per share	$(0.13)	$0.39	$(0.26)	$0.37
Weighted average shares used in computing earnings (loss) per share (in thousands)
Basic earnings (loss) per share	17,769	17,750	17,769	17,630
Diluted earnings (loss) per share	17,769	51,942	17,769	51,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,607)	$19,111
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,791	1,800
Store closure and lease termination costs	98	(35)
Employee stock option compensation expense	155	98
Loan guarantee fee expense	—	66
Provision for doubtful accounts	79	60
Gain on sale of Japan Rights	—	(17,392)
Gain on sale of property and equipment	(1)	(6)
Recognition of deferred license revenues	(726)	(5,291)
Changes in assets and liabilities
Accounts receivable	(2,570)	(374)
Receivable from Tully’s Coffee Japan Co., Ltd.	—	(3,681)
Inventories	(401)	(486)
Prepaid expenses and other assets	270	328
Accounts payable	1,507	(1,995)
Accrued liabilities	1,398	(355)
Deferred revenue	587	67
Deferred lease costs	(47)	(67)

Net cash used in operating activities	(2,467)	(8,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from Japan Rights sale	—	17,392
Purchases of property and equipment	(1,306)	(442)
Additions to intangible assets	(28)	—
Proceeds from sale of property and equipment	13	30

Net cash provided by (used in) investing activities	(1,321)	16,980

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit line	(48)	(479)
Payments on long-term debt and capital leases	(237)	(384)
Proceeds from exercise of warrants	—	2

Net cash used in financing activities	(285)	(861)

Net increase (decrease) in cash and cash equivalents	(4,073)	7,967
Cash and cash equivalents at beginning of period	5,381	1,437

Cash and cash equivalents at end of period	$1,308	$9,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$132	$364
Non-cash investing and financing activities:
Purchase of property and equipment through capital leases	$27	$11

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended October 1, 2006 (“Second Quarter 2007”), the twenty-six week period ended October 1, 2006 (“Six Months Fiscal 2007”), the thirteen week ended October 2, 2005 (“Second Quarter 2006”), and the twenty-six week period ended October 2, 2005 (“Six Months Fiscal 2006”) are not necessarily indicative of future financial results.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 3, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to the Six Months Fiscal 2007 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the Six Months Fiscal 2007 include compensation cost for stock-based awards granted prior to, but not fully vested as of, April 2, 2006, and stock-based awards granted subsequent to April 2, 2006. Our stock-based awards consist primarily of stock options granted to employees and directors.

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

Deferred Revenue

Revenues from our stored value cards are recognized when tendered for payment, or upon redemption.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”) relating to income taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company expects to adopt the new requirements in the first quarter of Fiscal 2008 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

2. Liquidity

As discussed in Note 5, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

As of October 1, 2006 we had cash and cash equivalents of $1,308,000, and a working capital deficit of $3,658,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our Wholesale division requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will be relatively constant for the remainder of Fiscal 2007, but will increase in Fiscal 2008, primarily as the result of anticipated further growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during the remainder of Fiscal 2007 will be between $500,000 and $1,000,000. During Fiscal 2007, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We do not expect to open a significant number of company-operated stores in the remainder of Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

In November 2006, we renewed our secured credit facility with Northrim Funding Services (“Northrim”) and increased the credit line available as described in Note 4.

Liabilities at October 1, 2006 include deferred licensing revenue in the aggregate amount of $3,640,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred licensing revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, the cash and cash equivalents of $1,308,000 at October 1, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2007 or early in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	October 1, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Coffee
Unroasted	$1,487	$939
Roasted	1,111	1,361
Other goods held for sale	379	416
Packaging and other supplies	538	424

Total	$3,515	$3,140

4. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a secured credit facility with Northrim (the “Northrim Facility”). In November 2006, the credit facility was renewed until October 31, 2007, unless terminated earlier by either party and the credit facility was increased from $3,000,000 to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 3.5% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable. An annual commitment fee of up to $20,000 applies on the facility.

Obligations under the Northrim Facility and long-term debt consist of the following:

	October 1, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Borrowings under the Northrim Facility	$1,852	$1,901
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	216
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	33	37

	1,885	2,154
Less: Current portion	(1,861)	(2,126)

Long-term debt	$24	$28

5. International Licenses and Deferred Revenue

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

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$—	$192	$—	$811

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000 as of August 31, 2005, in Fiscal 2006. Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC Ueshima Coffee Company, Ltd. (“UCC”) is summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recognition of deferred license revenue
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$66	$—	$166
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	4,405	—	4,405

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	—	4,471	—	4,571
Periodic recognition of deferred license revenue under UCC license agreement	360	360	720	720

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$360	$4,831	$720	$5,291

In April 2001, Tully’s granted UCC a license to establish and operate Tully’s specialty coffee stores, including a license to use Tully’s business names, trademarks and intellectual property rights for purposes of establishing and operating Tully’s stores, and to sell Tully’s coffee at wholesale, in 25 Asian countries (excluding Japan which is served by Tully’s Coffee Japan). UCC operates retail stores and sells coffee under various UCC brands in many parts of Asia, and reported revenues of over $1 billion in the year ended March 31, 2006.

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Asia has been a strong growth market for specialty coffee companies in this same time period. Tully’s has attempted to find a mutually satisfactory resolution to this problem with UCC. These efforts were not successful. In June 2006, Tully’s notified UCC that it is in breach of the license agreement. Despite attempts by Tully’s to reach an amicable resolution of this dispute, no agreement has been reached.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington, seeking, among other things, a declaratory judgment of the rights, duties and liabilities of the parties, injunctive relief enjoining termination of the license agreement by Tully’s, and attorney’s fees and costs. Tully’s denies any liability whatsoever to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit.

Deferred revenue is summarized as follows:

Twenty-Six Week period ended October 1, 2006
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(720)
Other, net	(6)

Net decrease in deferred licensing revenue for the period	(726)
Deferred license revenue
Beginning of period	4,367

End of period	3,641
Less: Non-current portion	(2,188)

Current portion of deferred licensing revenue	1,453
Deferred revenue from stored value cards	1,620

Current portion deferred revenue	$3,073

6. Commitments and contingencies

Employment Agreements and Compensatory Arrangements

On August 28, 2006, we entered into a separation agreement with our then president and chief operating officer, Mr. John Dresel, that terminated his employment effective September 13, 2006, under which we agreed to pay him severance compensation of $200,000 over a twelve month period starting in September 2006. This obligation was accrued during the Second Quarter 2006.

On September 1, 2006, Tully’s entered into an employment agreement with Mr. John Buller, who has been appointed President and CEO as of September 21, 2006. Under the employment agreement, Tully’s agreed that Mr. Buller will receive a base salary of $200,000 per year, effective August 21, 2006. Mr. Buller’s base salary is subject to review in September each year, but shall not be less than $200,000 per year without the mutual agreement of the parties. Mr. Buller shall be eligible for additional equity and cash compensation based on an incentive and bonus plan to be agreed upon by the parties.

Mr. Buller’s employment is generally terminable by Mr. Buller on 30 days written notice. His employment may be terminated by Tully’s “for cause”. If Mr. Buller’s employment is terminated by Tully’s “without cause,” he will be entitled to receive certain severance benefits. If terminated “without cause” on or before February 21, 2008, Mr. Buller will receive severance pay equal to two years of his then current base salary, paid out monthly, plus a one-time payment of $100,000. If terminated “without cause” after February 21, 2008, Mr. Buller will receive severance pay equal to one year of his then current base salary, paid monthly. Further, all unvested stock options that would otherwise have vested in the one year period after the effective date for termination of his employment will vest as of the termination date. If a change in control of Tully’s occurs within four months after the effective date of Mr. Buller’s termination, at Mr. Buller’s option he may receive the payments provided under the change in control provisions in lieu of receiving the severance payments. In the event of Mr. Buller’s termination by Tully’s or a third party as a result of a change in control, Mr. Buller will receive severance pay equal to two years of his then current base salary, paid out monthly, plus a one-time payment of $100,000 and all of his unvested stock options will vest as of the termination date.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleged that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys’ fees and costs. On April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On September 14, 2006, the Court granted final approval of the Settlement Agreement and dismissed the suit with prejudice.

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Second Quarter 2007. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006. Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period commencing in October 2006. The settlement and associated costs expensed in Fiscal 2005 and Fiscal 2007, and the anticipated timing for payment of the settlement costs, are summarized as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Valuation of common stock (at $1.50 per share)	Cash settlement payments	Combined cash costs and common stock
Common stock issued and payments made in October 2006	56,250	$84,375	$164,000	$248,375
Settlement costs payable in
October 2007	93,750	140,625	266,000	406,625
October 2008	93,750	140,625	266,000	406,625
October 2009	56,250	84,375	159,000	243,375

Total settlement costs	300,000	$450,000	$855,000	$1,305,000

In November 2006, UCC filed a lawsuit against Tully’s in connection with a dispute among the parties regarding UCC’s performance under the license agreement between UCC and Tully’s, as described in Note 5.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

7. Stock options

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of October 1, 2006 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,470,772	6,470,772	$0.33
Issued to guarantors of debt	1,812,825	1,812,825	$0.05
Issued to holder of convertible note in lieu of cash interest	960,000	960,000	$0.01
Other	431,052	431,052	$0.01-$0.33

Totals	9,674,649	9,674,649

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week periods ended		Twenty-Six Week periods ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Risk free interest rate	4.85%	2.78%	4.85% - 5.09%	2.78%
Expected dividend yield	0%	0%	0%	0%
Expected lives	3 years	3 years	3 years	3 years
Expected volatility	92%	84%	85% - 92%	84%
Weighted average fair value at date of grant	$ 0.85	$ 0.85	$ 0.85	$ 0.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Second Quarter 2007 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the Six Months Fiscal 2007 totaled $155,000, which is included in marketing, general and administrative costs in our Condensed Consolidated Statement of Operations. This is a non-cash expense. During Six Months Fiscal 2006, we recognized non-cash compensation expense of $98,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $195,000.

As of October 1, 2006, we had approximately $420,000 of total unrecognized compensation cost related to the 647,050 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately four years.

The following table presents the impact of our adoption of SFAS 123(R) on data in our condensed consolidated financial statements for Second Quarter 2007 (in thousands, except per share amounts):

	Thirteen-Week Period Ended October 1, 2006	Twenty-Six Week Period Ended October 1, 2006
Condensed Consolidated Statement of Operations:
Decrease in income from operations	$(85)	$(155)
Increase in loss before income taxes	(85)	(155)
Increase in net loss	(85)	(155)
Increase in basic and diluted net loss per share	— *	— *
Condensed Consolidated Balance Sheet:
Increase in additional-paid-in-capital	$85	$155

*	Less than $0.01 per share.

Stock Award Activity

As of October 1, 2006 options for 4,104,651 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 3,457,601 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.01	1,883,472	4.58	1,883,472	$3,065,815	$2,806,373
0.30	105,008	8.66	105,008	16,923	126,010
0.31	410,160	7.35	374,824	96,146	446,041
0.33	10,874	4.53	10,874	21,687	12,723
1.50	1,001,583	8.74	419,869	319,452	—
1.75	48,572	3.53	48,572	84,163	—
1.78	406,666	5.27	406,666	417,915	—
2.00	30,000	8.63	—	—	—
2.25	71,250	3.03	71,250	135,715	—
$2.50	137,066	5.36	137,066	41,472	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	4,104,651	6.06	3,457,601	$4,199,288	$3,391,147
Outstanding under the Founders Plan (exercise price of $0.01 per share)	1,688,167	17.98	1,688,167	2,783,153	2,515,369

Total	5,792,818		5,145,768	$6,982,441	$5,906,516

The following table summarizes activity under our stock option plans in the Six Months Fiscal 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	5,512,935	$0.51
Granted	566,000	1.50
Exercised	—	—
Forfeited	(286,117)	1.98
Expired	—	—

Outstanding at the end of the period	5,792,818	$0.53

Exercisable or convertible at the end of the period	5,145,768	$0.41

Options for 500,000 shares with an exercise price of $1.50 per share were granted to Mr. Buller, with 100,000 shares vested on September 1, 2006 and the remaining 400,000 shares vesting pro-rata on August 21, 2007 through 2010. Expense of $82,000 was recorded in Second Quarter 2007 in connection with the grant. In connection with the separation of Mr. Dresel, unvested options to purchase 220,000 shares of common stock were cancelled. These options had a exercise prices of $1.50 (20,000 shares), $2.00 (100,000 shares), and $2.50 (100,000 shares).

The aggregate intrinsic value of options outstanding at October 2, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 4,062,345 options that had exercise prices that were lower than the $1.50 fair market value, as determined by our Board of Directors, of our common stock at October 1, 2006.

The total intrinsic value of options exercised during the Six Months Fiscal 2007 and Six Months Fiscal 2006 was $0 and $0, respectively, determined as of the date of exercise.

Pro Forma Information Under SFAS 123 and APB 25

Prior to Fiscal 2007, our stock-based compensation was accounted for using the intrinsic value method prescribed in APB 25 and related interpretations. Had compensation cost under our stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, our net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Second Quarter 2006	Six Months Fiscal 2006
	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$84	$98
Pro forma	$143	$195
Net income (loss)-as reported	$19,996	$19,111
Net income (loss)-pro forma	$19,937	$19,014
Basic earnings (loss) per share
As reported	$1.13	$1.08
Pro forma	$1.12	$1.08
Diluted earnings (loss) per share
As reported	$0.39	$0.37
Pro forma	$0.38	$0.37

8. Stockholders’ Equity

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

9. Segment Reporting

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

We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the Wholesale division, which sells to domestic customers in the supermarket, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division, which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising of Tully’s stores in the United States.

We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure the operating performance of our operating segments. EBITDA excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization. We have modified the financial information presented to our senior management to include within the operating segment financial information (1) the cost of shipping products from our roasting plant and (2) allocated costs of our roasting and distribution facility based upon the respective operating segment product usage. For purposes of comparability, we have restated the operating segment information for periods prior to Fiscal 2007 to reflect this presentation.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$9,836	$9,625	$19,413	$19,425
Wholesale division	6,262	3,121	10,286	5,986
Specialty division (1)	411	5,028	817	6,109

	$16,509	$17,774	$30,516	$31,520

Earnings before interest, taxes, depreciation and amortization
Retail division	$373	$630	$744	$1,375
Wholesale division	993	451	1,275	981
Specialty division (1)	246	4,852	523	5,825
Corporate and other expenses	(2,914)	(1,947)	(5,278)	(3,934)
Gain on Sale of Japan Rights	—	17,392	—	17,392

Earnings (loss) before interest, taxes, depreciation and amortization	(1,302)	21,378	(2,736)	21,639
Depreciation and amortization	(902)	(881)	(1,791)	(1,800)
Income taxes	—	(336)	—	(339)
Interest income, interest expense, and loan guarantee fees	(49)	(164)	(80)	(389)

Net loss	$(2,253)	$19,996	$(4,607)	$(19,111)

Depreciation and amortization
Retail division	$639	$607	$1,257	$1,241
Wholesale division	74	85	157	168
Specialty division	**	**	**	**
Corporate and other expenses	189	189	377	391

Total depreciation and amortization	$902	$881	$1,791	$1,800

**	Amounts are less than $1,000.

(1)	Specialty division net sales and operating income for Second Quarter 2006 and Six Months Fiscal 2006 includes $4,405,000 of non-cash deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 5).

10. Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earning (loss) by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents, if any.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). The convertible debt was repaid in the third quarter of Fiscal 2006. Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Second Quarter 2007 and Six Months Fiscal 2007 because the effect of these instruments on the calculation would have been antidilutive.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$(2,253)	$19,996	$(4,607)	$19,111
Adjustments for basic earnings (loss) per share	—	—	—	—

Net income (loss) for basic earnings (loss) per share	$(2,253)	$19,996	$(4,607)	$19,111

Weighted average shares used in computing basic earnings (loss) per share	17,769	17,750	17,769	17,630
Basic earnings (loss) per share	$(0.13)	$1.13	$(0.26)	$1.08
Computation of diluted earnings (loss) per share
Net income (loss)	$(2,253)	$19,996	$(4,607)	$19,111
Add interest on convertible note, if assumed to be converted	—	60	—	140

Net income (loss) for diluted earnings (loss) per share	$(2,253)	$20,056	$(4,607)	$19,251

Weighted average shares used in computing diluted earnings (loss) per share	17,769	51,942	17,769	51,859
Diluted earnings (loss) per share	$(0.13)	$0.39	$(0.26)	$0.37
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	17,769	17,750	17,769	17,630

Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	17,562	—	17,506
Dilutive effect of Series B Convertible Preferred stock	—	4,930	—	4,955
Dilutive effect of convertible promissory note	—	1,354	—	1,354
Dilutive effect of stock options (treasury stock method)	—	2,379	—	2,393
Dilutive effect of warrants (treasury stock method)	—	7,967	—	8,021

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	34,192	—	34,229

Weighted average shares used in computing diluted earnings (loss) per share	17,769	51,942	17,769	51,859

11. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net loss during the Six Months Fiscal 2007 and Six Months Fiscal 2006, so that net income (loss) equaled comprehensive income (loss) in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended October 1, 2006 (“Second Quarter 2007”) and the twenty-six week period ended October 2, 2006 (“Six Months Fiscal 2007”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, filed with the SEC on July 3, 2006 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business plans, the impact of competition, the effect of legal proceedings, and the success of our franchisees and licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

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

As discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements, on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

During the period from the Japan Rights sale closing through October 1, 2006, we have fully repaid our debt under the Kent Central note and convertible note (totaling approximately $4.1 million). In this time period, we have invested funds in our Retail and Wholesale divisions with the objective of establishing higher sales levels for both divisions, and in our Specialty division. We have expanded our U.S. franchised store base from 12 locations at October 2, 2005 to 33 locations in five states at October 1, 2006. We have invested $3.2 million in capital expenditures for property and equipment (including seven new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division). We have also funded increased accounts receivable and inventories associated with the growth of our Wholesale division.

Some business improvement expenditures have negatively impacted our operating results in the second half of Fiscal 2006 and the Six Months Fiscal 2007 but are intended to improve our operating results in the future. These include temporary reductions in gross margins on sales (such as promotional discounts, display allowances and new product sampling costs) for our Wholesale and Retail divisions. We have increased some expense spending in order to accelerate the improvements in our retail operations (such as repair and décor costs and employee recruitment and training costs). Other costs (such as new product development, marketing, and advertising costs) have been increased with the expectation of increasing our future sales levels.

Additionally, we have put new personnel into certain key management positions in our Retail division and on our executive leadership team. On August 15, 2006, we announced that Mr. John Buller, an experienced retail executive serving on our board of directors, has been appointed President and Chief Executive Officer for Tully’s.

These strategies, coupled with the elimination of the license fees and coffee roasting revenues from Tully’s Coffee Japan and increased costs related to higher green coffee costs and general economic trends, have reduced our operating income and our cash flow from operations as compared to periods prior to the Japan Rights sale. We believe that these strategies were necessary to accelerate and increase the future growth of our business. The lead time between investment and results, and the level of success for any initiative, cannot be predicted with any level of certainty, but there are some favorable indications that these efforts are being productive. Wholesale sales for the Second Quarter 2007 increased 100.6% compared to Second Quarter 2006. In our Retail division, comparable store sales for the Second Quarter 2007 increased 3.6% compared to the same period in Fiscal 2006 and our new company-operated stores added 6.8% net retail sales for Second Quarter 2007.

Many of these expense investment efforts required a heavier initial investment during the past several months and such expenses are now being reduced or eliminated. We also expect a lower level of capital expenditures in the remainder of Fiscal 2007. Although we believe such investments have been in the best interest of our business, we believe that it is appropriate to reduce our expense and capital expenditure spending during the remainder of Fiscal 2007. We expect the initiatives of the past several months to produce financial benefits for the company, and we are taking other actions with the objective of improving our operating income and cash flow results as compared to these recent periods. These actions include improvements to our product gross margins from lower levels of promotional discounts and display allowances, and from selective price increases. We expect to reduce our level of capital expenditures by concentrating our capital spending, where possible, on projects that have immediate revenue potential. We have also implemented initiatives to improve inventory productivity. We expect these efforts to improve our financial performance in the remainder of Fiscal 2007. In November 2006, we extended the term of our Northrim credit facility and increased the credit line available under the facility (see Notes 4 of the Note to the Financial Statements). In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during the fourth quarter of Fiscal 2007 or early Fiscal 2008.

We derive our revenues from the:

•	Retail division, which operates retail stores in the Western United States,

•	Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order and internet sales, and

•	Specialty division, which manages our U.S. and foreign franchising.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005*	October 1, 2006	October 2, 2005*
Percentage of total net sales:
Retail division	59.6%	54.1%	63.6%	61.6%
Wholesale division	37.9%	17.6%	33.7%	19.0%
Specialty division	2.5%	28.3%	2.7%	19.4%

	100.0%	100.0%	100.0%	100.0%

*	Percentages for Second Quarter 2006 and the Six Months Fiscal 2006 include the effects from the accelerated recognition of $4,405,000 of non-cash deferred license revenue as the result of the Japan Rights sale. Excluding this amount, the percentages for Second Quarter 2006 would be Retail (72.0%), Wholesale (23.3%) and Specialty (4.7%), and for the Six Months Fiscal 2006 would be Retail (71.6%), Wholesale (22.1%) and Specialty (6.3%).

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Twenty-Six Week Periods Ended
	October 1, 2006		October 2, 2005
STORES OPERATED BY TULLY’S:
Beginning of the period	88		92
Opened stores	6		1
Closed stores	(4)		(1)

End of the period	90		92

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	—	*
U.S. franchisees	33		12

Total International licensees and U.S. franchisees	33		12

Total retail stores at end of the period	123		104

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss:

	Thirteen-Week Periods Ended			Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005		October 1, 2006	October 2, 2005
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net income (loss)	$(2,253)	$19,996	*	$(4,607)	$19,111	*
Add back amounts for computation of EBITDA:
Depreciation and amortization	902	881		1,791	1,800
Income taxes	—	336		—	339
Interest income, interest expense and loan guarantee fees	49	165		80	389

Earnings (loss) before interest, taxes, depreciation and amortization	$(1,302)	$21,378	*	$(2,736)	$21,639	*

*	Amounts include the gain of $17,392,000 from the Japan Rights sale and the accelerated recognition of $4,405,000 of deferred license revenue resulting from the Japan Rights sale, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Second Quarter 2007 Compared To Second Quarter 2006

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the thirteen week periods ended October 1, 2006 and October 2, 2005, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during Second Quarter 2006 as a result of the Japan Rights sale. The statement of operations data for the thirteen week periods ended October 1, 2006, October 2, 2005 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Thirteen Week Periods Ended
	October 1, 2006	Pro forma October 2, 2005	October 2, 2005
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.5%	95.4%	71.7%
Licenses, royalties, and fees	0.3%	1.4%	1.1%
Recognition of deferred license revenue	2.2%	3.2%	27.2%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	54.1%	48.4%	36.4%
Store operating expenses	27.2%	32.5%	24.5%
Other operating expenses	7.1%	6.5%	4.9%
Marketing, general and administrative costs	18.5%	16.2%	12.2%
Depreciation and amortization	5.5%	6.6%	5.0%
Settlement of litigation	0.4%	—	—
Store closure and lease termination costs	0.6%	(0.3)%	(0.3)%

Total cost of goods sold and operating expenses	113.4%	109.9%	82.7%

Operating income (loss)	(13.4)%	(9.9)%	17.3%
Other income (expense)
Interest expense	(0.4)%	(1.3)%	(1.0)%
Interest income	0.1%	0.3%	0.2%
Gain on sale of Japan Rights	—	130.1%	97.9%
Miscellaneous income	0.1%	0.1%	0.1%
Loan guarantee fee expense	*	(0.2)%	(0.1)%

Income (loss) before income taxes	(13.6)%	119.1%	114.4%
Income taxes	—	(2.5)%	(1.9)%

Net income (loss)	(13.6)%	116.6%	112.5%

*	Amount is less than 0.1%

Net Sales

In Second Quarter 2007, sales of products increased, but were offset by a reduction in the amount of non-cash revenue from recognition of deferred license revenues. Our net sales for Second Quarter 2007 decreased $1,265,000, or 7.1%, to $16,509,000 as compared to net sales of $17,774,000 for Second Quarter 2006. The decrease in net sales was comprised as follows:

Total company Second Quarter 2007 compared to Second Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$3,353
Licenses, royalties and fees	(150)
Recognition of deferred license revenue	(4,468)

Net sales	$(1,265)

Sales of products increased by $3,353,000, or 26.3%, as the result of $3,141,000 increased product sales in our Wholesale division, and $211,000 of increased product sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan during Second Quarter 2006, licenses, royalties and fees and the recognition of deferred license revenue decreased as compared to Second Quarter 2006.

The divisional increase in net sales was comprised as follows:

Total company Second Quarter 2007 compared to Second Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$211
Wholesale division	3,141
Specialty division	(4,617)

Total company	$1,265

The Retail division sales increase represented a 2.2% increase compared to the Second Quarter 2006, primarily due to a 3.6% comparable store sales increase and new stores. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales decrease Second Quarter 2007 compared to Second Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$320
Sales decrease from closed stores	(776)
Sales increase from new stores	649
Other	18

Total Retail division	$211

Comparable store sales are defined as sales from company-operated stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) from the second quarter of Fiscal 2004 through the Second Quarter 2007 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

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

The increases and decreases in Retail division sales shown in the graph below reflect the factors discussed above, the openings and closings of stores, and normal seasonal patterns (generally, a slightly larger percentage of our Retail division sales occur in our third fiscal quarter).

*	Data for the fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $732,000.

Company Owned Store Count (end of Period)

	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2	FY06 Q3	FY06 Q4	FY07 Q1	FY07 Q2
Company Owned Stores	95	93	94	94	93	92	92	91	92	90	88	90	90

Wholesale division net sales increased $3,141,000, or 100.6%, to $6,262,000 for Second Quarter 2007, from $3,121,000 for Second Quarter 2006. The increase reflects a $2,404,000 sales increase in the grocery channel, due to growth in the number of supermarkets selling Tully’s coffees, increased sales in current supermarkets and the introduction in Second Quarter 2007 of our “Tully’s Bellaccino” ready-to-drink (“RTD”) bottled beverage line, combined with increased sales in food service channels led by the Tully’s single serving coffees packaged in “K-Cups,” which we launched in the fourth quarter of Fiscal 2006.

The increases and decreases in Wholesale division sales shown in the graph below reflect the effects of new customers, new products, pricing changes, and normal seasonal patterns (generally, a larger percentage of our Wholesale division sales occur in our second and third fiscal quarters).

*	Data for the fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $223,000.

Net sales for the Specialty division decreased by $4,617,000, or 91.8%, to $411,000 for the Second Quarter 2007 from $5,028,000 in Second Quarter 2006, primarily due to the $4,405,000 of non-cash deferred licensing revenues recognized last year as a result of the Japan Rights sale.

Licensee and Franchise store Count (end of Period)

	FY04 Q2	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2		FY06 Q3		FY06 Q4		FY07 Q1		FY07 Q2
International Licensees	135	155	175	198	207	228	245	260	—	*	—	*	—	*	—	*	—	*
US Franchisees	—	—	1	2	3	4	5	6	12		20		23		27		33

Total	135	155	176	200	210	232	250	266	12		20		23		27		33

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of non-cash deferred license revenues in Second Quarter 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Second Quarter 2006 amounts as a percentage of net sales as compared with Second Quarter 2007. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Second Quarter 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $2,466,000, or 38.1%, to $8,937,000 for Second Quarter 2007 as compared to $6,471,000 for Second Quarter 2006. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 54.1% for Second Quarter 2007 as compared to 36.4% (48.4% pro forma) for Second Quarter 2006, with approximately one half of this resulting from the sales mix change (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Second Quarter 2007 as compared Second Quarter 2006. The remainder of this decrease reflects higher product costs in Second Quarter 2007, a higher level of sales discounts and allowances in the Wholesale division during Second Quarter 2007 and the lower gross margin associated with the RTD beverage products as compared to coffee.

Store operating expenses increased $140,000, or 3.2%, to $4,487,000 in Second Quarter 2007 from $4,347,000 in Second Quarter 2006 as the result of general cost increases, the costs associated with the business improvement initiatives described above, and costs associated with opening and operating new stores, partially offset by the costs eliminated from closed company-operated stores. As a percentage of total net sales, store operating expenses decreased to 27.2% for Second Quarter 2007 compared to 24.5% (32.5% pro forma) for Second Quarter 2006.

Other operating expenses (expenses associated with all operations other than retail stores) increased $308,000 or 35.4% to $1,177,000 for Second Quarter 2007 as compared to $869,000 in Second Quarter 2006, reflecting the additional expenses incurred in connection with the expansion of our Wholesale division business and the opening and development of new franchised stores for our Specialty division. As a percentage of net sales, other operating expenses increased to 7.1% for Second Quarter 2007 as compared to 4.9% (6.5% pro forma) in Second Quarter 2006.

Marketing, general and administrative costs increased $882,000, or 40.7%, to $3,047,000 for Second Quarter 2007 as compared to $2,165,000 for the Second Quarter 2006, primarily due to costs associated with the business improvement initiatives described above, including increased marketing and advertising of $571,000 and severance costs of $200,000 in Second Quarter 2007.

Depreciation and amortization expenses increased $21,000, or 2.4%, to $902,000 for Second Quarter 2007 as compared to $881,000 in the Second Quarter 2006, reflecting the increase in recent capital expenditures and related level of depreciable asset book value in the current period.

Operating Loss

As a result of the factors described above we had an operating loss of $2,216,000 for Second Quarter 2007, which is a decrease of $5,303,000 as compared to the operating income of $3,087,000 for Second Quarter 2006 (primarily due to the accelerated recognition of $4,405,000 of non-cash deferred license revenues in Second Quarter 2006).

Other Income (Expense)

Interest expense decreased $119,000 or (67.2)% to $58,000 for Second Quarter 2007 as compared to $177,000 for Second Quarter 2006, reflecting a lower level of debt in Second Quarter 2007.

During Second Quarter 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights Sale.

Net Loss

As a result of the factors described above, we had net loss of $2,253,000 for Second Quarter 2007, which is a decrease of $22,249,000 as compared to the net income of $19,996,000 during Second Quarter 2006.

Earnings (loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had EBITDA loss of $1,302,000 for Second Quarter 2007, which represents a decrease of $22,680,000 as compared to EBITDA of $21,378,000 for Second Quarter 2006.

Six Months Fiscal 2007 Compared To Six Months Fiscal 2006

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the twenty-six week periods ended October 1, 2006 and October 2, 2005, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during the Six Months Fiscal 2006 as a result of the Japan Rights sale. The statement of operations data for the twenty-six week periods ended October 1, 2006 and October 2, 2005 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Twenty-Six Week Periods Ended
	October 1, 2006	Pro forma October 2, 2005	October 2, 2005
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.3%	93.7%	80.6%
Licenses, royalties, and fees	0.3%	3.0%	2.6%
Recognition of deferred license revenue	2.4%	3.3%	16.8%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	53.3%	47.2%	40.6%
Store operating expenses	29.3%	32.1%	27.6%
Other operating expenses	7.6%	5.9%	5.0%
Marketing, general and administrative costs	18.2%	15.7%	13.5%
Depreciation and amortization	5.9%	6.6%	5.7%
Settlement of Litigation	0.2%	—	—
Store closure and lease termination costs	0.3%	(0.1)%	(0.1)%

Total cost of goods sold and operating expenses	114.9%	107.4%	92.4%

Operating income (loss)	(14.9)%	(7.4)%	7.6%
Other income (expense)
Interest expense	(0.4)%	(1.3)%	(1.1)%
Interest income	0.2%	0.1%	0.1%
Gain on sale of Japan Rights	—	64.1%	55.2%
Miscellaneous income	0.1%	0.2%	0.1%
Loan guarantee fee expense	—	(0.2)%	(0.2)%

Income (loss) before income taxes	(15.1)%	55.5%	61.7%
Income taxes	—	(1.3)%	(1.1)%

Net income (loss)	(15.1)%	54.2%	60.6%

*	Amount is less than 0.1%

Net Sales

In the Six Months Fiscal 2007, product sales increased but were offset by the aforementioned reduction in non-cash deferred license revenues recognized. Our net sales for the Six Months Fiscal 2007 decreased $1,004,000, or 3.2%, to $30,516,000 as compared to net sales of $31,520,000 for the Six Months Fiscal 2006. The decrease in net sales was comprised as follows:

Total company Six Months Fiscal 2007 compared to Six Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$4,287
Licenses, royalties and fees	(726)
Recognition of deferred license revenue	(4,565)

Net sales	$(1,004)

Sales of products increased by $4,287,000, or 16.9%, as the result of increased product sales in our Wholesale division, and flat sales in our Retail division as described below. As the result of the Japan Rights sale and the related termination of our license and supply agreements with Tully’s Coffee Japan, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in the Six Months Fiscal 2006, and licenses, royalties and fees decreased due to the cessation of such fees from Tully’s Coffee Japan after July 31, 2005. The divisional decrease in net sales was comprised as follows:

Total company Six Months Fiscal 2007 compared to Six Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$(12)
Wholesale division	4,300
Specialty division	(5,292)

Total company	$(1,004)

The Retail division sales decrease represented a 0.1% decrease compared to the Six Months Fiscal 2006. For the Six Months Fiscal 2007 comparable retail store sales were flat. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2007 compared to Six Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$14
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2006	(1,135)
Sales increase from new stores	1,109
Other	—

Total Retail division	$(12)

Wholesale division net sales increased $4,300,000, or 71.8%, to $10,286,000 for the Six Months Fiscal 2007 from $5,986,000 for the Six Months Fiscal 2006. The increase reflects a $2,500,000 sales increase in the grocery channel, due primarily to growth in the number of supermarkets selling Tully’s coffee, increased sales to current supermarkets, and sales of our new RTD beverage products combined with sales growth of our new K-cup products.

Net sales for the Specialty division decreased by $5,292,000 to $817,000 for the Six Months Fiscal 2007 as compared to the Six Months Fiscal 2006, reflecting the effects of the Japan Rights sale as described above.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in the Six Months Fiscal 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Six Months Fiscal 2006 amounts as a percentage of net sales as compared with Six Months Fiscal 2007. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the effects from the accelerated recognition of these deferred license revenues in Six Months Fiscal 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $3,477,000, or 27.2%, to $16,280,000 for the Six Months Fiscal 2007 as compared to Six Months Fiscal 2006. The increase reflects approximately $3,195,000 of cost of goods sold for increased sales of our Wholesale division in the twenty-six week period and approximately $266,000 of increased costs for our retail division relating to costs of products and occupancy costs. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 53.3% for Six Months Fiscal 2006 as compared to 40.6% (47.2% pro forma) for Six Months Fiscal 2005, reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Six Months Fiscal 2007 compared to Six Months Fiscal 2006, and higher product costs (including green coffee) in Six Months Fiscal 2007.

Store operating expenses increased $231,000, or 2.7%, to $8,939,000 in Six Months Fiscal 2007 from $8,708,000 in Six Months Fiscal 2006 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs. As a percentage of total net sales, store operating expenses increased to 29.3% for Six Months Fiscal 2007 compared to 27.6% (32.1% proforma) for Six Months Fiscal 2006.

Other operating expenses (expenses associated with all operations other than retail stores) increased $727,000 or 45.8% to $2,314,000 during Six Months Fiscal 2007 from $1,587,000 in Six Months Fiscal 2006, reflecting additional expenses incurred in connection with the expansion of our Wholesale division business, and increased costs incurred by the Specialty division for the acquisition and development of new franchised locations. As a percentage of net sales, other operating expenses increased to 7.6% for Six Months Fiscal 2007 from 5.0% (5.9% proforma) in Six Months Fiscal 2006.

Marketing, general and administrative costs increased $1,313,000 or 30.9%, to $5,567,000 during the Six Months Fiscal 2007 from $4,254,000 in the Six Months Fiscal 2006. This increase is primarily due to costs associated with the business improvement initiatives described above, and includes increased marketing and advertising costs of $618,000. Severance and related costs of

$200,000 were incurred in the Six Months Fiscal 2007, as compared to $63,000 of severance and related costs incurred in the Six Months Fiscal 2006.

Depreciation and amortization expense decreased $9,000, or 0.5%, to $1,791,000 for the Six Months Fiscal 2007 from $1,800,000 for the Six Months Fiscal 2006.

Operating Income

As a result of the factors described above, we had an operating loss of $4,545,000 for the Six Months Fiscal 2007, which is an increased loss of $6,948,000 as compared to the operating income of $2,403,000 during the Six Months Fiscal 2006.

Other Income (Expense)

During the Six Months Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense decreased $222,000 or 62.0% to $136,000 for the Six Months Fiscal 2007 as compared to $358,000 for the Six Months Fiscal 2006, reflecting a lower cost of interest due to the lower borrowings during the Six Months Fiscal 2007.

Net Income

As a result of the factors described above, we had a loss of $4,607,000 for the Six Months Fiscal 2007, which is a decrease of $23,718,000, as compared to the net income of $19,111,000 for the Six Months Fiscal 2006.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had an EBITDA loss of $2,736,000 for the Six Months Fiscal 2007, which represents a decrease of $24,375,000 as compared to EBITDA of $21,639,000 during the Six Months Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Twenty-Six Week Periods Ended
	October 1, 2006	October 2, 2005
	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash was provided by (used for):
Net income (loss)	$(4,607)	$19,111
Gain on sale of Japan Rights	—	(17,392)
Adjustments for depreciation and other non-cash operating statement amounts	1,396	(3,308)

Net income (loss) adjusted for non-cash operating statement amounts	(3,211)	(1,589)
Cash provided by (used in) changes in assets and liabilities	744	(6,563)

Net cash used in operating activities	(2,467)	(8,152)
Net cash proceeds from Japan Rights sale	—	17,392
Purchases of property and equipment	(1,306)	(442)
Net repayments of debt and capital leases	(285)	(863)
Other	(15)	32

Net increase (decrease) in cash and cash equivalents	$(4,073)	$7,967

Overall, our operating activities, investing activities, and financing activities used $4,073,000 of cash and cash equivalents during the Six Months Fiscal 2007 as compared to cash provided of $7,967,000 during the Six Months Fiscal 2006.

As discussed above under “Overview,” on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

Cash used in operating activities in the Six Months Fiscal 2007 was $2,467,000, as compared to $8,152,000 used by operating activities in the Six Months Fiscal 2006. During the Six Months Fiscal 2007, our investment in accounts receivable increased by $2,492,000, or 108.1% to $4,797,000 at October 1, 2006, compared to $2,305,000 at April 2, 2006, as the result of the higher levels of sales in our Wholesale division, particularly during the last two months of Second Quarter 2007. During the Six Months Fiscal 2007 we increased our inventory levels by $375,000 or 11.9% to $3,515,000 at October 1, 2006, compared to $3,140,000 at April 2, 2006 in connection with the growth of our Wholesale division and seasonal requirements. Accounts payable increased by $1,507,000 during the Six Months Fiscal 2007, reflecting the overall increase in needed inventory levels, investments in our Wholesale and Specialty divisions, and the timing of payments.

Investing activities used cash of $1,321,000 in the Six Months Fiscal 2007 and provided cash of $16,980,000 in the Six Months Fiscal 2006 as a result of the cash proceeds received on the Japan Rights. We used $1,306,000 in capital expenditures during the Six Months Fiscal 2007 relating to the business improvement initiatives described above (including six new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division).

Financing activities used cash of $285,000 in the Six Months Fiscal 2007 and $861,000 in the Six Months Fiscal 2006, reflecting the higher level of debt service during Second Quarter 2006 under the credit line which was fully repaid in Fiscal 2006.

As of October 1, 2006 we had cash and cash equivalents of $1,308,000, and a working capital deficit of $3,658,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our Wholesale division requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will be relatively constant for the remainder of Fiscal 2007, but will increase in Fiscal 2008, primarily as the result of anticipated further growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. We expect our investment in property and equipment during the remainder of Fiscal 2007 will be between $500,000 and $1,000,000. During Fiscal 2007, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We do not expect to open a significant number of company-operated stores in the remainder of Fiscal 2007. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases. We expect to maintain a secured credit facility, such as our current facility with Northrim Funding Services (“Northrim”), as a financing resource for our working capital requirements. In November 2006, we renewed this credit facility and increased the available credit line as described in Note 4 of the Notes to the Consolidated Financial Statements.

Liabilities at October 1, 2006 include deferred license revenue in the aggregate amount of $3,640,000. We will liquidate the deferred license revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred license revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2007, and the cash and cash equivalents of $1,308,000 at October 1, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2007. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2007 or early in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

We do not have any off-balance sheet arrangements as of October 1, 2006.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of October 1, 2006, we had approximately $5,130,000 in fixed price purchase commitments for Fiscal 2007. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $500,000 to $900,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of October 1, 2006 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In February 2004, a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleged that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys’ fees and costs. On April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On September 14, 2006, the Court granted final approval of the Settlement Agreement and dismissed the suit with prejudice.

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Second Quarter 2007. Under the settlement, Tully’s will make cash payments totaling approximately $800,000 to the settlement class over a three year period starting October 2006. Tully’s will also issue 300,000 shares of its common stock, with an agreed value of $450,000, to the settlement class during that three year period.

In April 2001, Tully’s granted UCC Ueshima Coffee Company, Ltd. (“UCC”) a license to establish and operate Tully’s specialty coffee stores, including a license to use Tully’s business names, trademarks and intellectual property rights for purposes of establishing and operating Tully’s stores, and to sell Tully’s coffee at wholesale, in 25 Asian countries (excluding Japan which is served by Tully’s Coffee Japan). UCC operates retail stores and sells coffee under various UCC brands in many parts of Asia, and reported revenues of over $1 billion in the year ended March 31, 2006.

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Asia has been a strong growth market for specialty coffee companies in this same time period. Tully’s has attempted to find a mutually satisfactory resolution to this problem with UCC. These efforts were not successful. In June 2006, Tully’s notified UCC that it is in breach of the license agreement. Despite attempts by Tully’s to reach an amicable resolution of this dispute, no agreement has been reached.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington, seeking, among other things, a declaratory judgment of the rights, duties and liabilities of the parties, injunctive relief enjoining termination of the license agreement by Tully’s, and attorney’s fees and costs. Tully’s denies any liability whatsoever to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit.

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

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. As the result of the Japan Rights sale, described in Note 5 of the Notes to the condensed consolidated financial statements, we do not receive the operating cash flows from license fees and coffee roasting fees from Tully’s Coffee Japan after July 31, 2005. Our secured credit facility is subject to periodic renewal, and would need to be replaced if not renewed. We may need to raise additional capital in the future to fund growth of the business and repayment of our obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors or that would require the repayment of the current lender. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets. Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

Lawsuits and other claims against us may adversely affect our operating results and our financial condition.

We may from time to time become involved in legal proceedings or other claims. In September 2006, the court granted final approval to a settlement of claims asserted against us during Fiscal 2004 in an employment practices lawsuit, which will require the payment of approximately $855,000 during a three year period ending October 2009, and the issuance of 300,000 shares of common stock to the plaintiffs during that same period. On November 7, 2006, our licensee for Asia (excluding Japan), UCC Ueshima Coffee, Ltd., filed suit in connection with a dispute among the parties regarding UCC’s performance under the license agreement. In investigating and resolving this and any other future claims against us, or defending any such claims or allegations, we may incur legal fees, and may incur settlement fees, damages or remediation expenses that may harm our business, reduce our sales, increase our costs, and adversely affect our operating results and financial condition.

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

As of October 1, 2006, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 30.4% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 19.4% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

We operate in highly competitive markets in the United States. Our specialty coffees compete directly against all restaurant and beverage outlets that serve coffee and the large number of independent espresso stands, carts and stores. Companies that compete directly with us in the retail or wholesale channels include, among others, Starbucks Corporation, Coffee Bean and Tea Leaf, Diedrich Coffee, Inc., Peet’s Coffee and Tea, Kraft Foods, Inc., Nestle, Inc., Caribou Coffee Company, Inc., Green Mountain Coffee Roasters, Inc., and The Proctor & Gamble Company, in addition to the private-label brands of food service distributors, supermarkets, warehouse clubs and other channels. In foreign markets, we also may face competition from companies local to those international markets that may better understand those markets, or be better established in those markets. We must spend significant resources to differentiate our product from the products offered by these companies, but our competitors still may be successful in attracting our Retail, Wholesale and Specialty division customers. Our failure to compete successfully against current or future competitors would have an adverse effect on our business, including loss of customers, declining revenues and loss of market share.

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

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.1*	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006

10.2*	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 15, 2006.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT
CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as
principal financial officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

10.1*	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006

10.2*	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith