Form 10-Q
period 2006-12-31
TULLYS COFFEE CORP
filed 2007-02-14
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	18,976,452
(Title of Each Class)	Number of Shares Outstanding at January 31, 2007

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended December 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2006 (unaudited)	April 2, 2006
Assets
Current assets
Cash and cash equivalents	$529	$5,381
Accounts receivable, net of allowance for doubtful accounts of $272 and $149 at December 31, 2006 and April 2, 2006, respectively	3,925	2,305
Inventories	3,682	3,140
Prepaid expenses and other current assets	843	853

Total current assets	8,979	11,679
Property and equipment, net	7,552	8,611
Goodwill, net	456	456
Other intangible assets, net	269	405
Other assets	320	376

Total assets	$17,576	$21,527

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Accounts payable	$4,459	$3,398
Accrued liabilities	3,776	2,779
Credit line and current portion of long-term debt	3,274	2,126
Current portion of capital lease obligations	51	83
Deferred revenue	3,813	2,486

Total current liabilities	15,373	10,872
Long-term debt, net of current portion	22	28
Capital lease obligation, net of current portion	63	72
Other liabilities	937	1,093
Deferred lease costs	1,305	1,421
Deferred revenue, net of current portion	1,787	2,914

Total liabilities	19,487	16,400

Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 shares issued and outstanding; stated value of $2.50 per share and a liquidation preference of $38,898	34,639	34,639
Common stock, no par value; 120,000,000 shares authorized; 18,976,452 shares issued and outstanding as of December 31, 2006, with a liquidation preference of $39,981	9,728	9,610
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 shares issued and outstanding, stated value of $2.50 per share and a liquidation preference of $12,302	10,911	10,911
Additional paid-in capital	28,557	28,339
Accumulated deficit	(85,746)	(78,372)

Total stockholders’ (deficit) equity	(1,911)	5,127

Total liabilities and stockholders’ (deficit) equity	$17,576	$21,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Sales of products	$15,642	$13,862	$45,347	$39,280
Licenses, royalties, and fees	44	6	129	817
Recognition of deferred licensing revenue	363	360	1,089	5,651

Net sales	16,049	14,228	46,565	45,748

Cost of goods sold and operating expenses
Cost of goods sold and related occupancy expenses	8,828	7,485	25,108	20,288
Store operating expenses	4,596	4,287	13,535	12,995
Other operating expenses	1,979	921	4,293	2,508
Marketing, general and administrative costs	2,464	1,759	8,031	6,013
Depreciation and amortization	845	873	2,636	2,673
Settlement of litigation	—	—	72	—
Store closure and lease termination costs	(2)	211	96	176

Total cost of goods sold and operating expenses	18,710	15,536	53,771	44,653

Operating income (loss)	(2,661)	(1,308)	(7,206)	1,095

Other income (expense)
Interest expense	(91)	(114)	(227)	(472)
Interest income	—	98	56	133
Gain on sale of Japan Rights	—	—	—	17,392
Miscellaneous income	4	13	22	57
Loan guarantee fee expense	—	—	—	(66)

Total other income (expense)	(87)	(3)	(149)	17,044

Income (loss) before income taxes	(2,748)	(1,311)	(7,355)	18,139
Income taxes	(19)	—	(19)	(339)

Net income (loss)	$(2,767)	$(1,311)	$(7,374)	$17,800

Earnings (loss) per share
Basic earnings (loss) per share	$(0.15)	$(0.07)	$(0.41)	$1.00
Diluted earnings (loss) per share	$(0.15)	$(0.07)	$(0.41)	$0.35
Weighted average shares used in computing earnings (loss) per share (in thousands)
Basic earnings (loss) per share	18,527	17,761	18,022	17,759
Diluted earnings (loss) per share	18,527	17,761	18,022	51,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,374)	$17,800
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,636	2,673
Store closure and lease termination costs	96	176
Employee stock option compensation expense	218	113
Loan guarantee fee expense	—	66
Provision for doubtful accounts	120	90
Gain on sale of Japan Rights	—	(17,392)
Gain on sale of property and equipment	(1)	(2)
Recognition of deferred license revenues	(1,089)	(5,602)
Changes in assets and liabilities
Accounts receivable	(1,739)	(569)
Inventories	(557)	(610)
Prepaid expenses and other assets	421	613
Accounts payable	1,060	(1,767)
Accrued liabilities	934	(1,572)
Deferred revenue	1,289	345
Deferred lease costs	(116)	(143)

Net cash used in operating activities	(4,102)	(5,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from Japan Rights sale	—	17,392
Purchases of property and equipment	(1,490)	(1,088)
Additions to intangible assets	(31)	(10)
Proceeds from sale of property and equipment	13	30

Net cash provided by (used in) investing activities	(1,508)	16,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under credit line	1,077	(591)
Payments on long-term debt and capital leases	(353)	(3,546)
Proceeds from exercise of warrants	34	3

Net cash provided by (used in) financing activities	758	(4,134)

Net increase (decrease) in cash and cash equivalents	(4,852)	6,409
Cash and cash equivalents at beginning of period	5,381	1,437

Cash and cash equivalents at end of period	$529	$7,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$220	$472
Non-cash investing and financing activities:
Insurance premiums financed through note payable	$377	$535
Purchase of property and equipment through capital leases	$27	$11
Liability paid through issuance of stock	$84	$—

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended December 31, 2006 (“Third Quarter 2007”), the thirty-nine week period ended December 31, 2006 (“Nine Months Fiscal 2007”), the thirteen week period ended January 1, 2006 (“Third Quarter 2006”), and the thirty-nine week period ended January 1, 2006 (“Nine Months Fiscal 2006”) are not necessarily indicative of future financial results.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 3, 2006. In accordance with the modified prospective transition method, our condensed consolidated financial statements for periods prior to the Nine Months Fiscal 2007 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our condensed consolidated financial statements for the Nine Months Fiscal 2007 include compensation cost for stock-based awards granted prior to, but not fully vested as of, April 2, 2006, and stock-based awards granted subsequent to April 2, 2006. Our stock-based awards consist primarily of stock options granted to employees and directors.

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

Deferred Revenue

Deferred revenues include unearned revenue from our gift and purchase stored value cards, which are recognized upon redemption, and amounts related to advance territorial license fees from U.S. franchise and international licensing agreements, which are generally recognized on a straight-line basis over the expected life of the agreements.

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

As of December 31, 2006 we had cash and cash equivalents of $529,000, and a working capital deficit of $6,394,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our Wholesale division requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will be relatively constant for the remainder of Fiscal 2007, but will increase in Fiscal 2008, primarily as the result of anticipated further growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open two or fewer company-operated stores in the remainder of Fiscal 2007. In Fiscal 2008, we expect to open up to 40 new company-operated stores, depending upon the amount and timing of the capital raised for this purpose, as described below. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

In November 2006, we renewed our secured credit facility with Northrim Funding Services (“Northrim”) and increased the credit line available as described in Note 4.

Liabilities at December 31, 2006 include deferred licensing revenue in the aggregate amount of $3,252,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments (see Note 5).

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2007, the cash and cash equivalents of $529,000 at December 31, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through the remainder of Fiscal 2007. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. Tully’s business plan for Fiscal 2008 reflects a greater emphasis on business growth, including a greater number of new company-operated store openings, than has been typical during the past few years. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during the fourth quarter of Fiscal 2007 or in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	December 31, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Coffee
Unroasted	$1,338	$939
Roasted	1,346	1,361
Other goods held for sale	460	416
Packaging and other supplies	538	424

Total	$3,682	$3,140

4. Credit line and long term debt

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

Obligations under the Northrim Facility and long-term debt consist of the following:

	December 31, 2006 (unaudited)	April 2, 2006
	(dollars in thousands)
Borrowings under the Northrim Facility	$2,978	$1,901
Note payable for purchase of insurance, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	288	216
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	30	37

	3,296	2,154
Less: Current portion	(3,274)	(2,126)

Long-term debt	$22	$28

5. International Licenses and Deferred Revenue

Tully’s Coffee Japan

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

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$—	$—	$—	$811

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000 as of August 31, 2005, in Fiscal 2006.

UCC Ueshima Coffee Company, Ltd.

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Asia has been a strong growth market for specialty coffee companies in this same time period. Tully’s has attempted to find a mutually satisfactory resolution to this problem with UCC. These efforts were not successful. In June 2006, Tully’s notified UCC that it is in breach of the license agreement. Despite attempts by Tully’s to reach an amicable resolution of this dispute, no agreement has been reached. On November 14, 2006, Tully’s notified UCC that the license agreement is terminated.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleges that Tully’s breached the license agreement by, among other things, terminating the license agreement for non-performance and seeks a declaration that UCC is not in breach of the license agreement, that Tully’s is in breach, and that UCC is entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories). The suit further seeks a preliminary injunction enjoining Tully’s from taking any action to decrease the value of the license rights, an injunction prohibiting Tully’s from terminating the license agreement, and for attorneys fees and costs. The litigation is in the early stages of discovery. The parties have commenced the initial stages of discovery. Trial has been scheduled for April 7, 2008.

Tully’s denies any liability whatsoever to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit. On December 7, 2006, Tully’s filed its answer, affirmative defenses and counterclaims.

Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys fees and costs. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. Tully’s has included in “other operating expenses” the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims (including $700,000 accrued at December 31, 2006) in the amounts of $758,000 for Third Quarter 2007 and $799,000 for the Nine Months Fiscal 2007.

At the April 2001 commencement of the UCC license term, UCC paid a license fee of $12 million to Tully’s. The license agreement provided that this fee was fully earned upon payment. Under the license agreement, Tully’s would also be paid a royalty of 1% on all associated retail and wholesale sales in these territories, starting after a zero royalty period of between seven and eight years. Additionally, throughout the contract term, Tully’s would have sales and profits associated with the sale of coffee, products, supplies and equipment for the licensed wholesale and retail businesses in the territories.

Tully’s initially recorded the $12 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at December 31, 2006 include $3,240,000 associated with the UCC license agreement.

After assessing the developments of the past few months, including the attempts to amicably resolve the dispute with UCC, the continuing nonperformance by UCC, the November 14, 2006 termination of the license agreement by Tully’s (which is contested by UCC) and the litigation described above, Tully’s believes it is unlikely that any substantial performance will be required by Tully’s during the remainder of the zero royalty period established under the license agreement. However, due to the early stage of the litigation with UCC, Tully’s believes it is premature to account for the termination of this license agreement as a “repossession” under Statement of Financial Accounting Standards No. 45, “Accounting for Franchise Fee Revenue” (which would result in the accelerated recognition of the remaining deferred revenue amounts and recognition of associated deferred costs of approximately $159,000 at December 31, 2006). Accordingly, Tully’s continued to amortize the revenue in Third Quarter 2007 on the same basis as in the previous quarters of Fiscal 2007. Tully’s expects to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation.

Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC is summarized as follows (dollars in thousands):

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Recognition of deferred license revenue under international agreements
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$—	$—	$166
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	—	—	4,405

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	—	—	—	4,571

Periodic recognition of deferred license revenue under UCC license agreement	360	360	1,080	1,080

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$360	$360	$1,080	$5,651

Deferred revenue is summarized as follows:

Thirty-Nine Week period ended December 31, 2006
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(1,080)
Other, net	(9)

Net decrease in deferred licensing revenue for the period	(1,089)
Less: Deferred Licensing Reversal	(25)
Deferred license revenue
Beginning of period	4,367

End of period	3,253 *
Less: Non-current portion	(1,787)

Current portion of deferred licensing revenue	1,466
Deferred revenue from stored value cards	2,347

Current portion deferred revenue	$3,813

*	Includes $3,240,000 of deferred revenues associated with the UCC license agreement, as described above.

6. Commitments and contingencies

Employment Agreements and Compensatory Arrangements

On August 28, 2006, we entered into a separation agreement with our then president and chief operating officer, Mr. John Dresel, that terminated his employment effective September 13, 2006, under which we agreed to pay him severance compensation of $200,000 over a twelve month period starting in September 2006. This obligation was accrued during the thirteen week period ended October 1, 2006 (“Second Quarter 2007”).

On September 1, 2006, Tully’s entered into an employment agreement with Mr. John Buller, who has been appointed President and CEO as of August 21, 2006. Under the employment agreement, Tully’s agreed that Mr. Buller will receive a base salary of $200,000 per year, effective August 21, 2006. Mr. Buller’s base salary is subject to review in September each year, but shall not be less than $200,000 per year without the mutual agreement of the parties. Mr. Buller shall be eligible for additional equity and cash compensation based on an incentive and bonus plan to be agreed upon by the parties.

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

In December 2004, the Tully’s shareholders approved the 2004 Stock Option Plan, effective as of November 1, 2004. The 2004 Stock Option Plan authorizes the issuance of up to 2,500,000 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of December 31, 2006 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,470,772	6,470,772	$0.33
Issued to guarantors of debt	1,262,431	1,262,431	$0.05
Issued to holder of convertible note in lieu of cash interest	960,000	960,000	$0.01
Other	431,052	431,052	$0.01-$0.33

Totals	9,124,255	9,124,255

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week periods ended		Thirty-Nine Week periods ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Risk free interest rate	*	2.78%	4.85% - 5.09%	2.78%
Expected dividend yield	*	0%	0%	0%
Expected lives	*	3 years	3 years	3 years
Expected volatility	*	86%	85% - 92%	84% - 86%
Weighted average fair value at date of grant	*	$0.17	$0.85	$0.17 - $ 0.85

*	No option grants occurred in the period presented

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Third Quarter 2007 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for the Nine Months Fiscal 2007 totaled $218,000, which is included in marketing, general and administrative costs in our Condensed Consolidated Statement of Operations. This is a non-cash expense. During Nine Months Fiscal 2006, we recognized non-cash compensation expense of $113,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $249,000.

As of December 31, 2006, we had approximately $348,000 of total unrecognized compensation cost related to the 612,712 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately four years.

The following table presents the impact of our adoption of SFAS 123(R) on data in our condensed consolidated financial statements for Third Quarter 2007 (in thousands, except per share amounts):

	Thirteen-Week Period Ended December 31, 2006	Thirty-Nine Week Period Ended December 31, 2006
Condensed Consolidated Statement of Operations:
Decrease in income from operations	$(63)	$(218)
Decrease in income or increase in loss before income taxes	(63)	(218)
Decrease in net income or increase in net loss	(63)	(218)
Decrease in basic and diluted earnings per share or increase in basic and diluted net loss per share	— *	$(0.01)
Condensed Consolidated Balance Sheet:
Increase in additional-paid-in-capital	$63	$218

*	Less than $0.01 per share.

Stock Award Activity

As of December 31, 2006 options for 3,493,981 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 2,881,269 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.01	1,282,855	4.13	1,282,855	$1,807,852	$1,911,454
0.30	105,008	8.21	105,008	16,923	126,010
0.31	409,493	6.87	399,825	99,851	475,792
0.33	10,874	4.28	10,874	21,687	12,723
1.50	992,247	8.90	419,203	318,047	—
1.75	48,572	2.26	48,572	84,163	—
1.78	406,666	3.71	406,666	417,915	—
2.00	30,000	8.38	—	—	—
2.25	71,200	2.75	71,200	135,620	—
$2.50	137,066	5.28	137,066	41,472	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	3,493,981	5.91	2,881,269	2,943,530	2,525,979
Outstanding under the Founders Plan (exercise price of $0.01 per share)	1,688,167	15.34	1,688,167	2,783,153	2,515,369

Total	5,182,148		4,569,436	$5,726,683	$5,041,348

The following table summarizes activity under our stock option plans in the Nine Months Fiscal 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at beginning of the period	5,512,935	$0.51
Granted	566,000	1.50
Exercised	(600,617)	0.01
Forfeited	(296,170)	1.96
Expired	—	—

Outstanding at the end of the period	5,182,148	$0.59

Exercisable or convertible at the end of the period	4,569,436	$0.47

Options for 500,000 shares with an exercise price of $1.50 per share were granted to Mr. Buller, with 100,000 shares vested on September 1, 2006 and the remaining 400,000 shares vesting pro-rata on August 21, 2007 through 2010. Expense of $82,000 was recorded in Second Quarter 2007 in connection with the grant. In connection with the separation of Mr. Dresel, unvested options to purchase 220,000 shares of common stock were cancelled. These options had an exercise prices of $1.50 (20,000 shares), $2.00 (100,000 shares), and $2.50 (100,000 shares).

The aggregate intrinsic value of options outstanding at December 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 3,496,397 options that had exercise prices that were lower than the $1.50 fair market value, as determined by our Board of Directors, of our common stock at December 31, 2006.

The total intrinsic value of options exercised during the Nine Months Fiscal 2007 and Nine Months Fiscal 2006 was $895,000 and $0, respectively, determined as of the date of exercise.

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

	Third Quarter 2006	Nine Months Fiscal 2006
	(unaudited)	(unaudited)
Stock-based employee compensation cost
As reported	$15	$113
Pro forma	$43	$249
Net income (loss)-as reported	$(1,311)	$17,800
Net income (loss)-pro forma	$(1,339)	$17,664
Basic earnings (loss) per share
As reported	$(0.07)	$1.00
Pro forma	$(0.07)	$1.00
Diluted earnings (loss) per share
As reported	$(0.07)	$0.35
Pro forma	$(0.07)	$0.35

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

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$10,013	$9,589	$29,426	$29,014
Wholesale division	5,629	4,269	15,915	10,255
Specialty division (1)	407	370	1,224	6,479

	$16,049	$14,228	$46,565	$45,748

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$589	$301	$1,333	$1,676
Wholesale division	329	695	1,604	1,676
Specialty division (1)	(495)	249	28	6,074
Corporate and other expenses	(2,235)	(1,667)	(7,513)	(5,601)
Gain on Sale of Japan Rights	—	—	—	17,392

Earnings (loss) before interest, taxes, depreciation and amortization	(1,812)	(422)	(4,548)	21,217
Depreciation and amortization	(845)	(873)	(2,636)	(2,673)
Income taxes	(19)	—	(19)	(339)
Interest income, interest expense, and loan guarantee fees	(91)	(16)	(171)	(405)

Net income (loss)	$(2,767)	$(1,311)	$(7,374)	$17,800

Depreciation and amortization
Retail division	$612	$605	$1,869	$1,846
Wholesale division	72	84	229	252
Specialty division	**	**	**	**
Corporate and other expenses	161	184	538	575

Total depreciation and amortization	$845	$873	$2,636	$2,673

**	Amounts are less than $1,000.
(1)	Specialty division net sales and EBITDA for the Nine Months Fiscal 2006 include $4,405,000 of non-cash deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 5). Specialty division EBITDA includes actual and estimated legal and other costs associated with the UCC litigation, as described in Note 5, of $758,000 for Third Quarter 2007 and $799,000 for the Nine Months Fiscal 2007.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$(2,767)	$(1,311)	$(7,374)	$17,800
Adjustments for basic earnings (loss) per share	—	—	—	—

Net income (loss) for basic earnings (loss) per share	$(2,767)	$(1,311)	$(7,374)	$17,800

Weighted average shares used in computing basic earnings (loss) per share	18,527	17,761	18,022	17,759
Basic earnings (loss) per share	$(0.15)	$(0.07)	$(0.41)	$1.00
Computation of diluted earnings (loss) per share
Net income (loss)	$(2,767)	$(1,311)	$(7,374)	$17,800
Add interest on convertible note, if assumed to be converted	—	—	—	167

Net income (loss) for diluted earnings (loss) per share	$(2,767)	$(1,311)	$(7,374)	$17,967

Weighted average shares used in computing diluted earnings (loss) per share	18,527	17,761	18,022	51,800
Diluted earnings (loss) per share	$(0.15)	$(0.07)	$(0.41)	$0.35
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	18,527	17,761	18,022	17,759

Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	—	—	17,525
Dilutive effect of Series B Convertible Preferred stock	—	—	—	4,921
Dilutive effect of convertible promissory note	—	—	—	1,116
Dilutive effect of stock options (treasury stock method)	—	—	—	2,430
Dilutive effect of warrants (treasury stock method)	—	—	—	8,049

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	—	34,041

Weighted average shares used in computing diluted earnings (loss) per share	18,527	17,761	18,022	51,800

11. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net loss during the Nine Months Fiscal 2007 and Nine Months Fiscal 2006, so that net income (loss) equaled comprehensive income (loss) in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended December 31, 2006 (“Third Quarter 2007”) and the thirty-nine week period ended December 31, 2006 (“Nine Months Fiscal 2007”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2006, filed with the SEC on July 3, 2006 (the “Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business and financing plans, the impact of competition, the effect of legal proceedings, and the success of our franchisees and licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

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

During the period from the Japan Rights sale closing through December 31, 2006, we have fully repaid our debt under the Kent Central note and convertible note (totaling approximately $4.1 million). In this time period, we have invested funds in our Retail and Wholesale divisions with the objective of establishing higher sales levels for both divisions, and in our Specialty division. We have expanded our U.S. franchised store base from 20 locations at January 1, 2006 to 36 locations in five states at December 31, 2006. We have invested $3.3 million in capital expenditures for property and equipment (including seven new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division). We have also funded increased accounts receivable and inventories associated with the growth of our Wholesale division.

Some business improvement expenditures have negatively impacted our operating results in the second half of Fiscal 2006 and Nine Months Fiscal 2007 but are intended to improve our operating results in the future. These include temporary reductions in gross margins on sales (such as promotional discounts, display allowances and new product sampling costs) for our Wholesale and Retail divisions. We have increased some expense spending in order to accelerate the improvements in our retail operations (such as repair and décor costs and employee recruitment and training costs). Other costs (such as new product development, marketing, and advertising costs) have been increased with the expectation of increasing our future sales levels.

Additionally, we have put new personnel into certain key management positions in our Retail division and on our executive leadership team. In August 2006, Mr. John Buller, an experienced retail executive serving on our board of directors, became President and Chief Executive Officer for Tully’s.

These strategies, coupled with the elimination of the license fees and coffee roasting revenues from Tully’s Coffee Japan and increased costs related to higher green coffee costs and general economic trends, have reduced our operating income and our cash flow from operations as compared to periods prior to the Japan Rights sale. We believe that these strategies are necessary to accelerate and increase the future growth of our business. The lead time between investment and results, and the level of success for any initiative, cannot be predicted with any level of certainty, but there are some favorable indications that these efforts are being productive. In our Retail division, comparable store sales for the fiscal quarter ended October 1, 2006 (“Second Quarter 2007”) increased 3.6% and comparable store sales for Third Quarter 2007 increased 7.0% compared to the same periods in Fiscal 2006. Our new company-operated stores added 7.8% net retail sales for Third Quarter 2007. Wholesale sales for the Third Quarter 2007 increased 31.9% compared to Third Quarter 2006.

Many of these expense investment efforts required a heavier initial investment during the past several months. Some of these expenses are now being reduced or eliminated. We also expect a lower level of capital expenditures in the remainder of Fiscal 2007. We expect the initiatives of the past several months to produce financial benefits for the company, and we are taking other actions with the objective of improving our operating income and cash flow results as compared to these recent periods. These actions include improvements to our product gross margins from lower levels of promotional discounts and display allowances, and from selective price increases. We have also implemented initiatives to improve inventory productivity. We expect these efforts to improve our financial performance in future periods.

The effects of the Japan Rights sale as described above, and the costs associated with the contested termination of our license with UCC Ueshima Coffee Company, Ltd. (“UCC”), as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, have resulted in some unusual or nonrecurring revenue and expense amounts during Fiscal 2007 and Fiscal 2006. These income and (expense) amounts are summarized as follows (dollars in thousands):

	Thirteen-Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Included in Revenues- Accelerated recognition of non-cash deferred revenues upon termination of agreements with Tully’s Coffee Japan	$—	$—	$—	$4,405
Included in Other operating expenses- Actual and estimated legal and other costs associated with the litigation with UCC	(758)	—	(799)	—
Included in Other Income- Gain on sale of Japan Rights	—	—	—	17,392
Income taxes related to the Japan Rights sale	(19)	—	(19)	(339)

Combined net amounts	$(777)	$—	$(818)	$21,458

Tully’s business plan for Fiscal 2008 reflects a greater emphasis on business growth. We are continuing to place an increased emphasis on growth of revenues, as we believe that sustained revenue growth is a key element in the achievement of Tully’s financial and growth objectives. We expect to open two or fewer company-operated stores in the remainder of Fiscal 2007 (in addition to the six already opened this year). In Fiscal 2008, we expect to open up to 40 new company-operated stores, depending upon the amount and timing of the capital raised for this purpose, as described below. We expect to place continued emphasis on growth of our wholesale division, through new customers and markets, introduction of new products, and promotion of our current products. We also expect to add a greater number of franchised stores in Fiscal 2008 as compared to Fiscal 2007. This higher pace of growth will require higher levels of investment through capital expenditures, working capital and operating expenses. To fund these requirements, we expect to seek additional debt or equity capital, as described below.

We derive our revenues from the:

•	Retail division, which operates retail stores in the Western United States,

•

Wholesale division, which sells Tully’s-branded products to domestic supermarkets, food service distributors, restaurants, institutions, and office coffee services, and through direct mail order and internet sales, and

•	Specialty division, which manages our U.S. and foreign franchising.

The relative percentages of our net sales from our divisions are summarized as follows:

	Thirteen-Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006*
Percentage of total net sales:
Retail division	62.4%	67.4%	63.2%	63.4%
Wholesale division	35.1%	30.0%	34.2%	22.4%
Specialty division	2.5%	2.6%	2.6%	14.2%

	100.0%	100.0%	100.0%	100.0%

*	Percentages for the Nine Months Fiscal 2006 include the effects from the accelerated recognition of $4,405,000 of non-cash deferred license revenue as the result of the Japan Rights sale. Excluding this amount, the percentages for the Nine Months Fiscal 2006 would be Retail (70.2%), Wholesale (24.8%) and Specialty (5.0%).

The retail stores operated by Tully’s and our licensees and franchisees are summarized as follows:

	Thirty-Nine Week Periods Ended
	December 31, 2006		January 1, 2006
STORES OPERATED BY TULLY’S:
Beginning of the period	88		92
Opened stores	6		2
Closed stores	(4)		(4)

End of the period	90		90

LICENSEES AND FRANCHISEES (end of period):
International licensees	—	*	—	*
U.S. franchisees	36		20

Total International licensees and U.S. franchisees	36		20

Total retail stores at end of the period	126		110

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss:

	Thirteen-Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Earnings before interest, taxes, depreciation and amortization is computed as follows:
Net income (loss)	$(2,767)	$(1,311)	$(7,374)	$17,800	*
Add back amounts for computation of EBITDA:
Depreciation and amortization	845	873	2,636	2,673
Income taxes	19	—	19	339
Interest income, interest expense and loan guarantee fees	91	16	171	405

Earnings (loss) before interest, taxes, depreciation and amortization	$(1,812)	$(422)	$(4,548)	$21,217	*

*	Amounts include the gain of $17,392,000 from the Japan Rights sale and the accelerated recognition of $4,405,000 of deferred license revenue resulting from the Japan Rights sale, as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Third Quarter 2007 Compared To Third Quarter 2006

The following table sets forth actual statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual statement of operations data for the thirteen week periods ended December 31, 2006 and January 1, 2006, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report.

	Thirteen Week Periods Ended
	December 31, 2006	January 1, 2006
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.5%	97.4%
Licenses, royalties, and fees	0.3%	0.1%
Recognition of deferred license revenue	2.2%	2.5%

Net sales	100.0%	100.0%

Cost of goods sold and related occupancy expenses	55.0%	52.6%
Store operating expenses	28.6%	30.1%
Other operating expenses	12.3%	6.5%
Marketing, general and administrative costs	15.4%	12.4%
Depreciation and amortization	5.3%	6.1%
Store closure and lease termination costs	*	1.5%

Total cost of goods sold and operating expenses	116.6%	109.2%

Operating income (loss)	(16.6)%	(9.2)%
Other income (expense)
Interest expense	(0.6)%	(0.8)%
Interest income	*	0.7%
Miscellaneous income	*	0.1%

	(17.1)%	(9.2)%
Income (loss) before income taxes

Income taxes	(0.1)%	—

Net income (loss)	(17.2)%	(9.2)%

*	Amount is less than 0.1%

Net Sales

Our net sales for Third Quarter 2007 increased $1,821,000, or 12.8%, to $16,049,000 as compared to net sales of $14,228,000 for Third Quarter. The increase in net sales was comprised as follows:

Total company Third Quarter 2007 compared to Third Quarter 2006 (dollars in thousands)	Increase in Net Sales
Sales of products	$1,780
Licenses, royalties and fees	38
Recognition of deferred license revenue	3

Net sales	$1,821

Sales of products increased by $1,780,000, or 12.8%, primarily as the result of $1,360,000 increased product sales in our Wholesale division and $424,000 of increased product sales in our Retail division as described below.

The divisional increase in net sales was comprised as follows:

Total company Third Quarter 2007 compared to Third Quarter 2006 (dollars in thousands)	Increase in Net Sales
Retail division	$424
Wholesale division	1,360
Specialty division	37

Total company	$1,821

The Retail division sales increase represented a 4.4% increase compared to the Third Quarter 2006, primarily due to a 7.0% comparable store sales increase and new stores. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increased Third Quarter 2007 compared to Third Quarter 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$601
Sales increase from new stores	753
Sales decrease from closed stores	(945)
Other	15

Total Retail division	$424

Comparable store sales are defined as sales from company-operated stores open for the full period in both the current and comparative prior year periods. Retail division comparable store sales increase (decrease) from the third quarter of Fiscal 2004 through the Third Quarter 2007 as compared to the corresponding periods in the previous fiscal year, are depicted in the graph presented below.

We believe that the comparable store sales increases and decreases in the periods shown above reflect the effects of (i) the changes in economic conditions generally, (ii) competition (including the effects of new competitive stores opened during these periods), (iii) the increased availability of Tully’s coffee in supermarkets, (iv) the relative levels and effectiveness of product innovation and marketing during each period, and (v) the level of customer satisfaction with services and store facilities.

The increases and decreases in Retail division sales shown in the graph below reflect the factors discussed above, the openings and closings of stores, and normal seasonal patterns (generally, a slightly larger percentage of our Retail division sales occur in our third fiscal quarter).

*	Data for the fourth quarter of Fiscal 2005 excludes sales from the 53rd week of Fiscal 2005, which were $732,000.

Company Owned Store Count (end of Period)

	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2	FY06 Q3	FY06 Q4	FY07 Q1	FY07 Q2	FY07 Q3
Company Owned Stores	93	94	94	93	92	92	91	92	90	88	90	90	90

Wholesale division net sales increased $1,360,000, or 31.9%, to $5,629,000 for Third Quarter 2007, from $4,269,000 for Third Quarter 2006. The increase reflects a $1,097,000 sales increase in the office coffee and grocery channels. The increase in grocery channel growth reflects further growth in the number of supermarkets selling Tully’s coffees and sales of our “Tully’s Bellaccino” ready-to-drink (“RTD”) bottled beverage line, introduced in Second Quarter 2007. Food service growth was due to both new customers and sales of new products (primarily the Tully’s single serving coffees packaged in “K-Cups,” which we launched in the fourth quarter of Fiscal 2006).

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

Net sales for the Specialty division increased by $37,000, or 10.0%, to $407,000 for the Third Quarter 2007 from $370,000 in Third Quarter 2006, primarily due to the increase from 20 licensee locations at the end of Third Quarter 2006 to 36 at the end of Third Quarter 2007.

Licensee and Franchise store Count (end of Period)

	FY04 Q3	FY04 Q4	FY05 Q1	FY05 Q2	FY05 Q3	FY05 Q4	FY06 Q1	FY06 Q2	FY06 Q3	FY06 Q4	FY07 Q1	FY07 Q2	FY07 Q3
International Licensees*	155	175	198	207	228	245	260	—	—	—	—	—	—
US Franchisees	—	1	2	3	4	5	6	12	20	23	27	33	36

Total	155	176	200	210	232	250	266	12	20	23	27	33	36

*	As the result of the Japan Rights sale, the Japanese Tully’s stores operated and franchised by Tully’s Coffee Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,343,000, or 17.9%, to $8,828,000 for the Third Quarter 2007 as compared to Third Quarter 2006, reflecting a $945,000 increase in cost of goods sold due to primarily to the increased volume of product sold by our office coffee and grocery channels. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 55.0% for Third Quarter 2007 as compared to 52.6% for Third Quarter 2006, primarily as a result of the shift in the mix of company sales described above (a greater percentage of total sales were provided by the Wholesale division and lower percentages of sales were provided by the Retail and Specialty divisions, which typically have higher gross margins than the Wholesale division) and product mix changes in Third Quarter 2007 compared to Third Quarter 2006.

Store operating expenses increased $309,000, or 7.2%, to $4,596,000 in Third Quarter 2007 from $4,287,000 in Third Quarter 2006 as the result of general cost increases and the costs associated with the business improvement initiatives described above. As a percentage of total net sales, store operating expenses decreased to 28.6% for Third Quarter 2007 as compared to 30.1% for Third Quarter 2006.

Other operating expenses (expenses associated with all operations other than retail stores) increased $1,058,000 or 114.9% to $1,979,000 for Third Quarter 2007 as compared to $921,000 in Third Quarter 2006. The increase reflects $242,000 of increased expenses incurred in connection with the expansion of our Wholesale division business, and $758,000 of legal fees and costs related to the UCC litigation (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), as well as added costs associated with the opening and development of new franchised stores for our Specialty division. As a percentage of net sales, other operating expenses increased to 12.3% for Third Quarter 2007 as compared to 6.5% in Third Quarter 2006.

Marketing, general and administrative costs increased $705,000, or 40.1%, to $2,464,000 for Third Quarter 2007 as compared to $1,759,000 for the Third Quarter 2006, primarily due to marketing and advertising which increased $334,000 in Third Quarter 2007, increased retail support costs of $61,000, $105,000 increased non-cash stock option expense due to second quarter option grants and the effects of adopting SFAS 123(R) in Fiscal 2007, and increased out-bound freight costs of $79,000 resulting primarily from increased wholesale volumes.

Depreciation and amortization expenses decreased $28,000, or 3.2%, to $845,000 for Third Quarter 2007 as compared to $873,000 in the Third Quarter 2006, reflecting our consistent level of depreciable asset book value throughout the periods.

Operating Income (Loss)

As a result of the factors described above we had an operating loss of $2,661,000 for Third Quarter 2007 which is an increased loss of $1,353,000 as compared to the operating loss of $1,308,000 for Third Quarter 2006.

Other Income (Expense)

Interest expense decreased $23,000 or (20.2)% to $91,000 for Third Quarter 2007 as compared to $114,000 for Third Quarter 2006, reflecting a lower level of debt in Third Quarter 2007.

Income Taxes

Income tax expense increased to $19,000 for Third Quarter 2007 as compared to $0 during Third Quarter 2006, reflecting an adjustment to the estimated income and alternative minimum tax (“AMT”) taxes recorded in Fiscal 2006 for the income tax consequences from the Japan Rights sale, determined during the preparation of the tax returns for Fiscal 2006.

Net Loss

As a result of the factors described, we had a net loss of $2,767,000 for Third Quarter 2007, which is increased loss of $1,456,000 as compared to the net loss of $1,311,000 during Third Quarter 2006.

Earnings (loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above we had EBITDA loss of $1,812,000 for Third Quarter 2007, which represents increased EBITDA loss of $1,390,000 as compared to EBITDA loss of $422,000 for Third Quarter 2006.

Nine Months Fiscal 2007 Compared To Nine Months Fiscal 2006

The following table sets forth actual and pro forma statement of operations data, expressed as a percentage of net sales, for the periods indicated. The actual and pro forma statement of operations data for the thirty-nine week periods ended January 1, 2006, have been derived from our unaudited condensed consolidated financial statements, which are included elsewhere in this report. The pro forma statement of operations data excludes the $4,405,000 of deferred license revenues recognized during the Nine Months Fiscal 2006 as a result of the Japan Rights sale. The statement of operations data for the thirty-nine week periods ended January 1, 2006 and the pro forma data are not necessarily indicative of the results that may be obtained for a full year.

	Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006	Pro forma January 1, 2006
STATEMENTS OF OPERATIONS DATA:
Sales of products	97.4%	85.9%	95.0%
Licenses, royalties, and fees	0.3%	1.8%	2.0%
Recognition of deferred license revenue	2.3%	12.3%	3.0%

Net sales	100.0%	100.0%	100.0%

Cost of goods sold and related occupancy expenses	53.9%	44.3%	49.1%
Store operating expenses	29.1%	28.4%	31.4%
Other operating expenses	9.2%	5.5%	6.1%
Marketing, general and administrative costs	17.2%	13.1%	14.5%
Depreciation and amortization	5.7%	5.8%	6.5%
Settlement of Litigation	0.2%	—	—
Store closure and lease termination costs	0.2%	0.4%	0.4%

Total cost of goods sold and operating expenses	115.5%	97.6%	108.0%

Operating income (loss)	(15.5)%	2.4%	(8.0)%
Other income (expense)
Interest expense	(0.5)%	(1.0)%	(1.1)%
Interest income	0.1%	0.3%	0.3%
Gain on sale of Japan Rights	—	38.0%	42.1%
Miscellaneous income	* %	0.1%	0.1%
Loan guarantee fee expense	—	(0.1)%	(0.2)%

Income (loss) before income taxes	(15.8)%	39.6%	33.2%
Income taxes	* %	(0.7)%	(0.8)%

Net income (loss)	(15.8)%	38.9%	32.4%

*	Amount is less than 0.1%

Net Sales

Sales of products increased $6,067,000 or 15.4% to $45,347,000 for the Nine Months Fiscal 2007 as compared to $39,280,000 for the Nine Months Fiscal 2006. Including the one-time effects of the $4,405,000 of deferred license revenues recognized in Fiscal 2006, in the Nine Months Fiscal 2007, net sales increased $817,000, or 1.8%, to $46,565,000 as compared to net sales of $45,748,000 for the Nine Months Fiscal 2006. The increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2007 compared to Nine Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Sales of products	$6,067
Licenses, royalties and fees	(688)
Recognition of deferred license revenue	(4,562)

Net sales	$817

The divisional increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2007 compared to Nine Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail division	$412
Wholesale division	5,660
Specialty division	(5,255)

Total company	$817

The Retail division sales increase represented a 1.4% increase compared to the Nine Months Fiscal 2006. For the Nine Months Fiscal 2007 comparable retail store sales were up 3.2%. The factors comprising this sales increase are summarized as follows:

Retail division Components of net sales increase Nine Months Fiscal 2007 compared to Nine Months Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$825
Sales increase from new stores	1,811
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2006	(2,215)
Other	(9)

Total Retail division	$412

Wholesale division net sales increased $5,660,000, or 55.2%, to $15,915,000 for the Nine Months Fiscal 2007 from $10,255,000 for the Nine Months Fiscal 2006. The increase reflects a $4,906,000 sales increase in the grocery channel, (due primarily to growth in the number of supermarkets selling Tully’s coffee, increased sales to current supermarkets, and sales of our new RTD beverage products) and sales of our new K-cup products.

Net sales for the Specialty division decreased by $5,255,000 to $1,224,000 for the Nine Months Fiscal 2007 as compared to the Nine Months Fiscal 2006, reflecting the effects of the Japan Rights sale as described above.

Cost of Goods Sold and Operating Expenses

The accelerated recognition of $4,405,000 of deferred license revenues in the Nine Months Fiscal 2006, which had no associated cost of good sold and only $55,000 of associated expenses, impacted the comparability of Nine Months Fiscal 2006 amounts as a percentage of net sales as compared with Nine Months Fiscal 2007. For purposes of comparability, the pro forma percentage of sales amounts shown in the table above (which exclude the $4,405,000 effects from the accelerated recognition of these deferred license revenues in Nine Months Fiscal 2006) are presented in the discussion which follows.

Cost of goods sold and related occupancy costs increased $4,820,000, or 23.8%, to $25,108,000 for the Nine Months Fiscal 2007 as compared to Nine Months Fiscal 2006. The increase reflects approximately $4,530,000 of cost of goods sold for increased sales of our Wholesale division in the thirty-nine week period and approximately $359,000 of increased costs for our retail division, including approximately $148,000 relating to increased sales volumes, with the remainder associated with other product mix and cost factors. As a percentage of net sales, cost of goods sold and related occupancy costs increased to 53.9% for Nine Months Fiscal 2007 as compared to 44.3% for Nine Months Fiscal 2006, (49.1 % pro forma for the Nine Months Fiscal 2006) reflecting the factors described above and the mix of net sales described above (sales of the Retail division and the Specialty division typically have higher gross margins than the Wholesale division) in Nine Months Fiscal 2007 compared to Nine Months Fiscal 2006, and higher product costs (including green coffee) in Nine Months Fiscal 2007.

Store operating expenses increased $540,000, or 4.2%, to $13,535,000 in Nine Months Fiscal 2007 from $12,995,000 in Nine Months Fiscal 2006 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs. As a percentage of total net sales, store operating expenses increased to 29.1% for Nine Months Fiscal 2007 compared to 28.4% for Nine Months Fiscal 2006 (31.4 % pro forma for the Nine Months Fiscal 2006).

Other operating expenses (expenses associated with all operations other than retail stores) increased $1,785,000 or 71.2% to $4,293,000 during Nine Months Fiscal 2007 from $2,508,000 in Nine Months Fiscal 2006. The increase reflects $1,088,000 of increased expenses incurred in connection with the expansion of our Wholesale division business, and $799,000 of legal fees and costs related to the UCC litigation (see Note 5 of the Notes to the Condensed Consolidated

Financial Statements), as well as additional costs associated with the opening and development of new franchised stores for our Specialty division. As a percentage of net sales, other operating expenses increased to 9.2% for Nine Months Fiscal 2007 from 5.5% in Nine Months Fiscal 2006 (6.1 % pro forma for the Nine Months Fiscal 2006).

Marketing, general and administrative costs increased $2,018,000 or 33.6.%, to $8,031,000 during the Nine Months Fiscal 2007 from $6,013,000 in the Nine Months Fiscal 2006. This increase is primarily due to costs associated with the business improvement initiatives described above, and includes increased marketing and advertising costs of $953,000. Additional retail and related overhead expenses of $217,000 were incurred in the Nine Months Fiscal 2007 for the expansion of training programs and administration. Severance and related costs of $200,000 were incurred in the Nine Months Fiscal 2007, as compared to $63,000 of severance and related costs incurred in the Nine Months Fiscal 2006.

Depreciation and amortization expense decreased $37,000, or 1.4%, to $2,636,000 for the Nine Months Fiscal 2007 from $2,673,000 for the Nine Months Fiscal 2006.

Operating Income

As a result of the factors described above, we had an operating loss of $7,206,000 for the Nine Months Fiscal 2007, which is an increased loss of $8,301,000 as compared to the operating income of $1,095,000 during the Nine Months Fiscal 2006.

Other Income (Expense)

During the Nine Months Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Interest expense decreased $245,000 or 51.9% to $227,000 for the Nine Months Fiscal 2007 as compared to $472,000 for the Nine Months Fiscal 2006, reflecting a lower cost of interest due to the lower borrowings during the Nine Months Fiscal 2007.

Income Taxes

Income tax expense decreased by $320,000 to $19,000 for the Nine Months Fiscal 2007, as compared to $339,000 during the Nine Months Fiscal 2006. The Fiscal 2006 amount reflected the estimated income tax and AMT consequences from the Japan Rights sale in Fiscal 2006 (the gain recognized on the Japan Rights sale was generally sheltered from income tax due to our net operating loss carryforwards, but was subject to state income taxes and federal AMT). During the Nine Months Fiscal 2007, an adjustment was made to the estimate for such income and AMT taxes as a result of the preparation of the tax returns for Fiscal 2006, resulting in $19,000 of additional expense.

Net Income

As a result of the factors described above, we had a loss of $7,374,000 for the Nine Months Fiscal 2007, which is a decrease of $25,174,000, as compared to the net income of $17,800,000 for the Nine Months Fiscal 2006.

Earnings (Loss) before Interest, Taxes, Depreciation and Amortization

As a result of the factors described above, we had an EBITDA loss of $4,548,000 for the Nine Months Fiscal 2007, which represents a decrease of $25,765,000 as compared to EBITDA of $21,217,000 during the Nine Months Fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, selected statement of cash flows data (dollars in thousands):

	Thirty-Nine Week Periods Ended
	December 31, 2006	January 1, 2006
	(unaudited)
STATEMENTS OF CASH FLOWS DATA
Cash was provided by (used for):
Net income (loss)	$(7,374)	$17,800
Gain on sale of Japan Rights	—	(17,392)
Adjustments for depreciation and other non-cash operating statement amounts	1,980	(2,486)

Net income (loss) adjusted for non-cash operating statement amounts	(5,394)	(2,078)
Cash provided by (used in) changes in assets and liabilities	1,292	(3,703)

Net cash used in operating activities	(4,102)	(5,781)
Net cash proceeds from Japan Rights sale	—	17,392
Purchases of property and equipment	(1,490)	(1,088)
Net borrowings (repayments) of debt and capital leases	724	(4,137)
Other	16	23

Net increase (decrease) in cash and cash equivalents	$(4,852)	$6,409

Overall, our operating activities, investing activities, and financing activities used $4,852,000 of cash and cash equivalents during the Nine Months Fiscal 2007 as compared to cash provided of $6,409,000 during the Nine Months Fiscal 2006.

As discussed above under “Overview,” on August 31, 2005 we sold certain intellectual property assets and rights to Tully’s Coffee Japan (the “Japan Rights”) for $17,500,000. These cash proceeds are being used to improve our financial condition, to fund our current operations, and to accelerate the development of our business outside of Japan.

Cash used in operating activities in the Nine Months Fiscal 2007 was $4,102,000, as compared to $5,781,000 used by operating activities in the Nine Months Fiscal 2006. During the Nine Months Fiscal 2007, our investment in accounts receivable increased by $1,620,000, or 70.3% to $3,925,000 at December 31, 2006, compared to $2,305,000 at April 2, 2006, as the result of the higher levels of sales in our Wholesale division, particularly during the later half of the Nine Months Fiscal 2007. During the Nine Months Fiscal 2007 we increased our inventory levels by $542,000 or 17.3% to $3,682,000 at December 31, 2006, compared to $3,140,000 at April 2, 2006 in connection with the growth of our Wholesale division and seasonal requirements. Accounts payable increased by $1,061,000 during the Nine Months Fiscal 2007, reflecting the overall increase in inventory levels, the higher business levels in our Wholesale and Specialty divisions, and the timing of payments.

Investing activities used cash of $1,508,000 in the Nine Months Fiscal 2007 and provided cash of $16,324,000 in the Nine Months Fiscal 2006 as a result of the cash proceeds received on the Japan Rights. We used $1,490,000 in capital expenditures during the Nine Months Fiscal 2007 relating to the business improvement initiatives described above (including six new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our Wholesale division).

Financing activities provided cash of $758,000 in the Nine Months Fiscal 2007 and used cash of $4,134,000 in the Nine Months Fiscal 2006, reflecting the payments on long-term debt in the Nine Months Fiscal 2006.

As of December 31, 2006 we had cash and cash equivalents of $529,000, and a working capital deficit of $6,394,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our Wholesale division requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will be relatively constant for the remainder of Fiscal 2007, but will increase in Fiscal 2008, primarily as the result of anticipated further growth in the Wholesale division.

Cash requirements for the remainder of Fiscal 2007, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Wholesale division business. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open two or fewer company-operated stores in the remainder of Fiscal 2007. In Fiscal 2008, we expect to open up to 40 new company-operated stores, depending upon the amount and timing of the capital raised for this purposes, as described below. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

In November 2006, we renewed our secured credit facility with Northrim Funding Services (“Northrim”) and increased the credit line available as described in Note 4.

Liabilities at December 31, 2006 include deferred licensing revenue in the aggregate amount of $3,252,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. The future cash expenses associated with this deferred licensing revenue balance are expected to be less than $300,000.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for the remainder of Fiscal 2007, the cash and cash equivalents of $529,000 at December 31, 2006, and our credit facility will be sufficient to fund ongoing operations of Tully’s through the remainder of Fiscal 2007. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. Tully’s business plan for Fiscal 2008 reflects a greater emphasis on business growth, including a greater number of new company-operated store openings, than has been typical during the past few years. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to continue our growth efforts and maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during the fourth quarter of Fiscal 2007 or in Fiscal 2008. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

We do not have any off-balance sheet arrangements as of December 31, 2006.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 2, 2006, we had contracts with fixed-price coffee purchase commitments and we also had commitments to purchase coffee at prices to be determined by future coffee market indices (permitting us to fix the price prior to delivery, based on the then-current market). In June 2006, we exercised our option to fix the pricing for these remaining contracts. As of December 31, 2006, we had approximately $3,382,000 in fixed price purchase commitments for Fiscal 2007. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $500,000 to $900,000 annually if we were unable to adjust our retail prices. We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of December 31, 2006 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Asia has been a strong growth market for specialty coffee companies in this same time period. Tully’s has attempted to find a mutually satisfactory resolution to this problem with UCC. These efforts were not successful. In June 2006, Tully’s notified UCC that it is in breach of the license agreement. Despite attempts by Tully’s to reach an amicable resolution of this dispute, no agreement has been reached. On November 14, 2006, Tully’s notified UCC that the license agreement is terminated.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleges that Tully’s breached the license agreement by, among other things, terminating the license agreement for non-performance and seeks a declaration that UCC is not in breach of the license agreement, that Tully’s is in breach, and that UCC is entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories). The suit further seeks a preliminary injunction enjoining Tully’s from taking any action to decrease the value of the license rights, an injunction prohibiting Tully’s from terminating the license agreement, and for attorneys fees and costs. The litigation is in the early stages of discovery. The parties have commenced the initial stages of discovery. Trial has been scheduled for April 7, 2008.

Tully’s denies any liability whatsoever to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit. On December 7, 2006, Tully’s filed its Answer, Affirmative Defenses and Counterclaims. Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys fees and costs. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. Tully’s has included in “other operating expenses” the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims (including $700,000 accrued at December 31, 2006) in the amounts of $758,000 for Third Quarter 2007 and $799,000 for the Nine Months Fiscal 2007.

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

As of January 31, 2007, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 28.6% of the shares of our Common Stock and the estate of Mr. Keith McCaw beneficially owned approximately 18.4% of the shares of our Common Stock. This ownership position gives each of these parties individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale or merger or a sale of our assets. This voting power could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. Based upon current regulations, this requirement will first apply to our annual report on Form 10-K for the fiscal year ending March 31, 2008 and our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ending March 30, 2009.

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

Tully’s issued and sold securities in the transactions described below during Third Quarter 2007. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

•

The Company issued 500,394 shares of its common stock to one warrant holder (a former director and beneficial owner of 10% security ownership) upon exercise of warrants for the aggregate consideration to The Company of $27,520.

•	The Company issued 56,250 shares of its common stock, with an agreed value of $1.50 per share, to the 64 members of the settlement class in October 2006.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1.1	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.2	Amended Bylaws of Tully’s Coffee Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002, as filed with the Commission on July 1, 2002)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27, 1999)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2) (incorporated by reference to the Company’s Registration Statement on Form 10, as filed with the Commission on July 27,1999)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (incorporated by reference to the Company’s Registration Statement on Form 10, as amended and filed with the Commission on July 3, 2000.)

4.7	Form of Common Stock Purchase Warrant issued with the Convertible Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000, as filed with Commission on February 20, 2001)

4.9	Form of Common Stock Purchase Warrant issued to Guarantors of Kent Central, LLC Promissory Note, dated November 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2003, as filed with Commission on February 11, 2004)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 14, 2007.

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