Form 10-K
period 2007-04-01
TULLYS COFFEE CORP
filed 2007-07-13
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 1, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.—Not Applicable (not traded on any market)

As of June 28, 2007 the number of shares of the registrant’s Common Stock outstanding was 2,685,267 (giving effect to the one-for-eight reverse split on June 28, 2007) and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 15,471,352.

Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by those sections. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new store openings, the cost of building new stores, the average unit volume of new stores, comparable store sales growth, increasing margins and growing our wholesale and franchise businesses.

If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this report. Consequently, you should not place undue reliance on our forward-looking information and statements.

We qualify all of our forward-looking statements by these cautionary statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I.

ITEM 1.	BUSINESS

Our Business

Tully’s Coffee is a specialty retailer in the rapidly growing fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is famous for our gourmet hand-craft roasted coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience. In addition, Tully’s also operates as a gourmet coffee roaster and wholesaler in the rapidly growing specialty coffee industry.

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

We maintain a number of websites, including www.tullys.com, www.telltullys.com, and www.mytullyscard.com. Information on our websites is not incorporated by reference and is not a part of this report. Tully’s®, Tully’s Coffee®, the Tully’s logo, and Bellaccino® are registered trademarks of Tully’s. K-Cup® is a registered trademark of Keurig, Inc. All other trademarks, service marks, and tradenames referred to in this report are the property of their respective owners.

Retail Operations. We operate and franchise Tully’s Coffee branded retail stores, with 90 company-operated stores and 41 franchised stores in Washington, California, Arizona, Oregon and Idaho as of June 3, 2007. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high-traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports and university campuses. We manage our franchising and foreign business development activities through our specialty division.

Wholesale Operations. Our wholesale division sells our gourmet whole bean and ground Tully’s coffees, our Bellaccino bottled beverages and single serve Tully’s K-Cups. Our wholesale customers include our franchisees, office coffee services, foodservice channels and approximately 4,000 grocery locations in the western United States and the Chicago metropolitan area.

Menu Offering. We are passionate about providing our customers with the best gourmet coffees. We believe our barista bars serve the best selection of delicious hand-crafted beverages in the business. Our barista bars offer customers a broad selection of freshly prepared hot and cold beverages in various sizes, including our coffees, espressos, teas, Guayaki yerba mates, chais, Bellaccino blended beverages, fruit-based beverages (such as smoothies), ice cream shakes and hot cocoa. We complement our barista bar beverages with a diverse selection of premium foods, snacks and bottled beverages.

Customer Appeal. Our genuine community coffeehouse concept and varied menu have broad customer appeal, and are relevant at multiple day-parts and in diverse geographic markets and climates. Our beverage and food offerings are built around core product families, enabling us to easily and cost-effectively introduce new menu items. Our comfortable, inviting stores are a great place to relax, take a break or gather with friends throughout the day.

Our History

Tully’s Coffee was founded in 1992. Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt and through licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. In Fiscal 2006 and 2007, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. These initiatives include:

•	Hiring several key executives to strengthen our management team and operations;

•	Introducing new products and improving merchandising strategies in our retail and wholesale divisions;

•	Refurbishing most of our company-operated stores;

•	Refining our new store model to enhance target unit-level economics;

•	Improving our site selection and new store development processes;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy;

•	Closing stores that fail to meet our performance requirements;

•	Fostering employee development and training, with an emphasis on customer service and operational efficiencies; and

•	Enhancing our marketing efforts to focus on the local communities of our stores.

These initiatives have spurred significant improvements in our business, which we believe contributed to comparable store sales increases in the last three fiscal quarters of Fiscal 2007 of 3.6%, 7.0% and 7.2%, respectively. We will continue implementing our improvement initiatives during Fiscal 2008, which we believe can drive further annual comparable store sales increases, which we are targeting in the range of 4% to 8%.

Our Products

We are passionate about providing our customers with the best gourmet coffees. Tully’s sources the highest grade Arabica coffee beans from around the world to make world-class gourmet coffees. We roast millions of pounds of coffee beans annually, all in hand-crafted batches of approximately 200 pounds each. Our proprietary recipes and roasting methods allow us to produce a selection of gourmet coffees to appeal to different customer tastes. All Tully’s stores offer a fresh assortment of Tully’s hand-craft roasted whole bean and ground varietal coffees and proprietary coffee blends, many of which also are sold to our wholesale customers, along with the equipment to enjoy our coffees at home.

We believe that our barista bars offer the best selection of hand-crafted beverages in the business and set us apart from our competitors. Our barista bar beverages include fresh hot and cold beverages, highlighted by our coffees and espresso, teas, yerba mate, chai, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. These drinks can be customized with dairy or soy milk and our customers’ favorite flavors, including fresh Tully’s espresso, Ghirardelli chocolate and premium flavor extracts. All barista bar beverages are made-to-order by our highly trained baristas.

We complement our great beverages with an array of premium foods, snacks, and bottled beverages—including pastries, muffins, cookies and desserts that are baked fresh daily by our artisan bakery partners; fresh, pre-packaged, ready-to-go salads and sandwiches; healthy grab-and-go snacks such as nuts, trail mixes and dried fruits; chocolates and other confections; and juices, soda, waters and our Bellaccino bottled beverages—that make our stores a gathering place for refreshment and energy throughout the day.

We regularly introduce new products in our stores to attract new customers and to offer existing customers additional products during different day-parts. Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates.

Tully’s Market Opportunity

Tully’s is strategically positioned as a premier gourmet coffee brand in the specialty retail coffeehouse segment and the wholesale whole bean and ground coffee segment. Consumers in both segments have shown a broadening appetite for drinks of all varieties, resulting in diversification and expansion of the U.S. beverage markets. With gourmet espresso and coffee drinks as its centerpiece, Tully’s is focused on benefiting from these growing markets by providing a wide array of beverage choices to its customers. Additionally, Tully’s is positioned to capitalize on significant opportunities in the snack and non-alcoholic beverage bars category, estimated at $20.1 billion in 2007 by the National Restaurant Association.

Consumption of specialty coffee in U.S. retail stores increased steadily from 2003 to 2006, according to the Specialty Coffee Association of America (SCAA), as the percentage of U.S. adults purchasing specialty coffee daily grew from 12% to 16% during this period. The demand from occasional adult consumers of specialty coffee expanded more rapidly over this comparable period, with an increase in market penetration from 54% to 63%, according to the SCAA. Additionally, we expect several major trends to drive continued growth in the U.S. gourmet coffee market:

•

Consumers are opting for gourmet coffee. We believe there is an overall greater consumer awareness of specialty coffee’s superior quality and taste. Consumers are becoming more educated, and understand and differentiate coffee by origin and bean type. Discerning consumers generally demand gourmet, Arabica coffee with a wide selection of specialty beverages such as lattes, mochas, espressos and blended drinks.

•

Coffee consumption as a lifestyle. Consumers are pursuing coffee consumption as a regular facet of their everyday lifestyle. We believe there is a growing appeal of the coffeehouse as a gathering place outside of work and home, providing an inviting atmosphere for people to congregate and socialize. A 2006 Deutsche Bank research study indicated 33% of non-coffee drinkers visited national chain coffeehouses for the atmosphere and to socialize.

•

Demographics of coffee drinkers are widening. According to the National Coffee Association, the proportion of the U.S. adult population drinking coffee on a daily basis rose to 56% in 2006, compared to 53% in 2005 and 49% in 2004. Young adults (18-24 years-old) contributed to the increased penetration, with 31% of young adults consuming coffee daily in 2006, compared to 26% in 2005.

•

Increased food expenditures away from home. Food expenditures away from home in the U.S. continued to increase as a percentage of total food expenditures, from 32% in 1980 to 41.4% in 2005, according to the Economic Research Service.

Specialty Retail Coffee Industry

The U.S. specialty retail coffee market generated sales of $12.3 billion in 2006, according to the SCAA, which also reported that between 2002 and 2006, this market experienced solid growth with a compound annual growth rate (“CAGR”) of 9.9%. Additionally, the SCAA reported that the number of operating retail stores grew from approximately 2,250 in 1992 to 23,900 in 2006, representing an 18.4% CAGR.

The U.S. specialty coffee retail industry is highly fragmented with low barriers to entry and, with the exception of Starbucks, is primarily characterized by small chains and regional brands. Based on data from the SCAA and Starbucks, we estimate that Starbucks held approximately 39% of the U.S. market, based on its retail unit count as of December 2006. The next largest specialty retail coffee chain, Caribou Coffee, held less than a 2% market share as of December 31, 2006, based on data from the SCAA and Caribou Coffee. Industry participants believe that significant growth potential exists in this market, as evidenced by an October 5, 2006 Starbucks news release indicating a unit potential of approximately 20,000 Starbucks coffeehouses in the United States (as compared to a December 31, 2006 base of 9,401 stores).

Wholesale Coffee Market

The U.S. wholesale coffee market is comprised of two segments, the $6.1 billion grocery, convenience and independent food store segment and the $3.7 billion office coffee service segment, according to Euromonitor and Automatic Merchandiser, respectively.

Supermarkets are a major distribution channel for wholesale coffee and provide a significant growth opportunity for specialty coffee roasters with over 34,000 supermarkets in the United States in 2005, according to the Food Marketing Institute. According to the SCAA, approximately 17% of adults prefer coffeehouse brands when purchasing coffee at the grocery store.

The office coffee services channel grew 5.1% to $3.7 billion in 2005/06 from 2004/05, according to Automatic Merchandiser. The introduction of single-cup systems has fostered strong growth in this segment. A leader in the single serve market is Keurig, a subsidiary of Green Mountain Coffee Roasters Inc., which reported that Keurig K-Cup shipments in the United States and Canada experienced a 43% growth rate from 102 million K-Cups in the last three months ending 2005 to 146 million in the three months ending 2006.

Specialty Non-Alcoholic Beverages

Sales of specialty beverages have shown strong acceptance and growth across a wide variety of categories. Although the categories below currently represent a relatively small portion of our revenue base, we believe they represent a significant opportunity for Tully’s retail and wholesale business.

•

RTD Coffee & Tea—According to Beverage Marketing Corporation, the RTD coffee and tea segments have grown rapidly in recent years with consumption of RTD coffee increasing by 23.0% and 10.4% in 2005 and 2006, respectively. RTD tea increased by 9.0% and 26.2% during the same periods according to Beverage Marketing Corporation.

•

Smoothies—The U.S. smoothie market reached $2.0 billion in 2006, reflecting a 15.8% CAGR since 2001, according to Mintel research. Approximately 95% of the smoothie market is made-to-order smoothies, served in restaurants and foodservice locations according to Mintel.

•

Energy Drinks / Bottled Water—Energy drinks and bottled water segments reached $1.1 billion and $6.3 billion in sales, respectively, in 2005, according to Mintel research. These two categories have seen very strong growth, led by the relatively new energy drink market. According to Beverage Marketing Corporation, volume consumption of energy drinks increased 49.1% in 2006, following an 80.5% increase in 2005. Bottled water consumption has benefited from the trend towards healthier products and this market segment now represents the second most consumed liquid refreshment behind carbonated soft drinks according to Beverage Marketing Corporation.

Our Competitive Strengths

Our goal is to make our gourmet coffees and genuine community coffeehouse experience the first choice for consumers in our markets. To achieve this objective, we intend to leverage the following strengths:

We hand-craft roast and sell world-class gourmet coffees. We are passionate about providing our customers with the best gourmet coffees. We roast millions of pounds of the highest grade Arabica coffee beans annually, in small batches of approximately 200 pounds each. Our proprietary recipes and roasting methods provide superior quality. We customize each batch of coffee to produce rich and flavorful profiles without the bitterness associated with some premium coffees. Currently, we sell dozens of different proprietary coffee blends and three varietal coffees (which are single origin coffees from growers in Colombia, Guatemala and Sumatra). We also offer super-premium special lot and estate coffees in our retail stores. Our long-term relationships with coffee growers and brokers help us procure the highest quality Arabica green coffee from around the world.

Our barista bars set us apart from our competitors. We believe our barista bars offer the best selection of hand-crafted beverages in the business. In addition to our hot and cold coffee and espresso-based drinks, our hand-crafted barista bar beverages include teas, yerba mate, chai, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. Our customers can custom order their drinks using fresh Tully’s espresso, Ghirardelli chocolate, premium flavor extracts, and dairy and soy milk. We offer both everyday favorites like lattes, mochas and Americanos, and featured seasonal drinks such as pumpkin spice Bellaccinos and orange granache mochas. All barista bar beverages are made-to-order by our highly trained baristas.

We address all day-parts with our barista beverages, foods, snacks, desserts and bottled beverages. Our fresh, made-to-order hot and cold barista beverages and our broad selection of ready-to-go foods, snacks and bottled beverages appeal to our customers throughout the day. We offer fresh, pre-packaged salads and sandwiches; healthy grab-and-go snacks such as nuts, trail mixes, and dried fruit; chocolates and other confections; and bottled beverages such as soda, waters, energy drinks, teas, and our Bellaccino bottled beverage. These offerings make our coffeehouses an attractive destination during the day and into the evening. We feature best-in-class products, such as Ghirardelli chocolates, Dean & Deluca snacks, Guayaki yerba mates, and fresh baked goods, salads and sandwiches from local, artisan bakeries to reinforce our gourmet brand image.

We keep Tully’s exciting by regularly introducing new products in our existing categories. Our merchandising strategy allows us to leverage beverages and food items within our product families to efficiently offer new products that keep existing customers enthusiastic and attract new customers to our coffeehouses. This approach results in a shorter period from development to launch of new products. For example, in the autumn we introduced a family of pumpkin spice beverages in our barista bar product family at the same time we introduced a special pumpkin spice cake and pastry in our food product family. This merchandising strategy carries through to our wholesale business, typified by the launch of our Bellaccino bottled beverage as an extension of our Bellaccino blended beverage, the introduction of Tully’s gourmet coffees in single serve K-Cups, and the periodic introduction of new coffees and new coffee packaging to meet specific customer needs and taste preferences.

We provide a genuine community coffeehouse experience for our customers. We believe that the Tully’s genuine community coffeehouse experience differentiates us from our competitors. The Tully’s experience is about friendly, personalized service in an upscale and relaxing environment, where customers enjoy comfortable seating, large community tables, soft music and free Wi-Fi Internet access while savoring Tully’s products. We strive to develop a genuine personal relationship with our customers and their communities by supporting community events, and local schools and charitable organizations, and by making our stores into neighborhood gathering places. Our “pay it forward” philosophy involves empowering our store managers to become part of their local communities by providing complimentary coffee for community activities, helping non-profit organizations raise money, and publicizing community events. Each store manager is provided a budget to develop these community building relationships. At the corporate level, we partner with charitable organizations and support their fundraising activities. For example, we help raise funds to support a number of childrens’ health organizations, breast cancer research, and university scholarship funds. We believe our commitment to the community strengthens our relationship with our employees and our customers.

Our standardized model stores are easy and economical to build. Our trade dress and modular components enable us to efficiently design and construct stores based on our 1,200 - 1,400 square foot model in a variety of traditional sites and special venues. Based on past experience, we believe a new company-operated store typically will require a capital investment by Tully’s in the range of $300,000 to $400,000, depending on store type, size and location. We customize each store based on the location’s demographic profile and traffic patterns. This facilitates effective new store development and makes Tully’s an attractive franchising opportunity.

We have a substantial and rapidly growing wholesale business. Our hand-craft roasted coffees are currently available to customers through approximately 4,000 grocery stores, including Safeway, Kroger and Albertsons. We also supply our coffee through foodservice and office coffee service channels in the western United States. The introduction of Tully’s Bellaccino bottled beverages in late 2006 is expanding the Tully’s brand to other retailers and consumers. Our launch of Tully’s single serve K-Cups in 2006 has introduced our brand and coffees outside our core geographic markets, including the east and southeast. Our success in the wholesale market, including areas where we currently have no retail presence, has demonstrated the strength of our brand and appeal of our products. Sales from our wholesale business grew approximately 309% from $5.1 million in Fiscal 2002 to $20.9 million in Fiscal 2007, representing a CAGR over this period of approximately 33%.

We have strengthened our management team with two key executives with substantial retail experience. Our President and CEO, John Buller, joined our management team in 2006 after having served on our board for two years. John Buller has over 30 years of retail experience in brand-building, training and merchandising. Dana Pratt, our Vice President of Retail Operations, who also joined us in 2006, has over ten years of multi-unit retail operations experience. These individuals have strengthened our seasoned wholesale, marketing, supply chain and finance leadership team.

Our Growth Strategy

We have significant growth opportunities in our business, which we intend to pursue by implementing the following strategies:

Accelerate new store development using our enhanced unit economic model. We plan to open between 30 and 40 company-operated retail stores within the next 12 months, and a comparable or greater number in the following year. Over the last 12 months we have invested significant time and resources to capture the characteristics of our better performing stores in our new store model. Our goal is for new stores based on our 1,200 - 1,400 square foot model store to generate average annual unit volumes of approximately $650,000 after 24 months of operations. The top 25% of our retail stores operating all of Fiscal 2007, which largely reflect elements present in our new store model, produced an average unit volume of $648,000.

Implement our improved site selection methodology. Substantial management resources have been devoted to improving our site selection process. New stores will be located primarily in existing and adjacent geographic markets that we believe are under-served, offer substantial opportunities for new locations, and will welcome Tully’s as a distinctive alternative to Starbucks. Our site selection strategy targets high-traffic urban and suburban locations. Ideally, new stores will be highly visible, easy to access, feature ample parking and offer drive-thru service. Most new stores will be open seven days a week and at least 12 hours per day.

Drive comparable store sales growth by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size. Over the past year, we implemented a set of core improvements to our retail operations, which we believe was a key factor in driving comparable store sales increases in the last three fiscal quarters of Fiscal 2007 of 3.6%, 7.0%, and 7.2%. For Fiscal 2008, we are targeting comparable store sale increases in the range of 4% to 8%.

Leverage our existing infrastructure to drive margin improvement. We believe there are opportunities to leverage our retail infrastructure and operating costs, our management and administrative infrastructure and our production operations. We believe that our retail store infrastructure and staff can support significantly higher levels of per-store sales with minimal increases in variable cost. During the past year, we have focused on improving our operating procedures to increase store efficiencies. As we grow, we will be able to leverage our management and administrative infrastructure, and exercise greater control over product costs. We also will be able to leverage fixed costs through our existing roasting facility and packaging operations, which have significant additional capacity to support our growth plans. We will continue to evaluate store performance, and close stores that do not meet our criteria.

Expand our wholesale business. We expect to expand the geographic reach and penetration of our products in wholesale markets by adding new grocery stores and distributors in the office coffee and foodservice channels. In addition to expanding our wholesale footprint, we expect to increase our sales in the wholesale channel by continuing to roll-out new Tully’s products, such as single serve Tully’s K-Cups and our Bellaccino bottled beverages. Because our wholesale division supplies coffee and other products to our franchisees, expansion of our franchise operations would benefit our wholesale business as well.

Execute our franchising strategy to expand our geographic footprint. Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses. We also are pursuing multi-unit area agreements with experienced, well-capitalized franchisees, to open Tully’s coffeehouses in markets not targeted for development directly by us. We have implemented this approach successfully in the Idaho market, where our area developer has opened four franchised stores (since the November 2006 inception of our franchising arrangement) and has additional stores under development.

Leverage international opportunities. Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners. We believe the success of our former licensee, TCJ, demonstrates the broader opportunity available to us in foreign markets.

Our Retail and Franchising Businesses

As of June 3, 2007, we had 90 company-operated retail stores and 41 franchised retail stores in Washington, California, Arizona, Oregon, and Idaho. Our stores are located in a variety of high–traffic urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

Menu and Products

Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates. Our product families are as follows:

Barista Bar Beverages—We believe that our barista bars offer the best selection of hand-crafted beverages in the business. These offerings include:

•	Drip Coffees—Daily selections of Tully’s drip coffee, brewed fresh during the day, served by the cup or in “to go” decanters for group events

•	Espresso Beverages—Latte, cappuccino, mocha, and café Americano

•	Teas—Black, green, and herbal teas, and chai, served hot or cold

•	Smoothies and Fruit Beverages—Fruit- and tea-based blended beverages, such as smoothies and blends

•	Bellaccino—Bellaccino blended beverages, made with our proprietary Bellaccino mix, ice and flavors like fresh Tully’s espresso, Ghirardeli chocolate, fruit, and Guayaki yerba mate

•	Ice Cream shakes—Real hand-made milk shakes featuring fresh espresso

•	Yerba mate—Yerba mate-based lattes and blended beverages

Baked Goods and Foods—Our selection of food offerings changes based on the time of day. We offer freshly baked pastries and muffins during the morning, and pre-packaged sandwiches and salads from mid-morning through the remainder of the day. We are currently testing hot breakfast and lunch sandwiches as an expansion to these offerings. Cookies, cakes, ice cream and other desserts are featured during the afternoon and evening.

“Grab-and-Go” Snacks and Chocolate—We offer conveniently sized packages of nuts, trail mixes, dried berries, and other snacks, and gourmet chocolates, from brands like Ghirardelli and Dean & Deluca, for snacking and impulse buys throughout the day.

Specialty Beverages—We stock a range of specialty beverages in our cold cases, including our Bellaccino bottled beverages, juices, waters, soda and energy drinks.

Coffee and Tea for Home Enjoyment—We sell our freshly roasted gourmet coffees, including special “limited edition” coffees, and a selection of leading gourmet teas, in each case for home consumption.

Brewing equipment and accessories—We sell brewing equipment and accessories from leading manufacturers, including French presses, Keurig K-Cup brewing systems and Tully’s K-Cups, espresso machines, mugs and coffee grinders.

Our Coffeehouses

Coffeehouse Design and Appearance

Our coffeehouses are characterized by our warm color scheme, high quality finishes, easy-to-read menu board and enticing product images. Our coffeehouses typically feature soft music and lighting; a “children’s corner” with kid-sized furniture, books and toys; comfortable sofas and chairs; and space dedicated to larger tables. Many of our coffeehouses have a fireplace that adds to the warm and relaxed atmosphere. We seek to make each location comfortable and inviting for individuals and larger groups. We believe that our coffeehouse design reinforces our upscale brand image.

In addition, most of our company-operated stores and some franchised stores, offer free Wi-Fi Internet to our customers. Wi-Fi provides our customers a convenient way to check e-mail and “surf the web” while enjoying our beverages and food offerings in the comfort of a Tully’s coffeehouse.

Company-Operated Retail Store Development and Operation

Our goal is to generate attractive returns on our invested capital by opening and operating new coffeehouses with compelling store-level economics.

Expansion Plans. On April 27, 2007, we filed a registration statement for a proposed underwritten offering of our common stock. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. We plan to use the proceeds of our proposed public offering, if it is completed, for growth of our business, repayment of debt, and for general corporate purposes. We plan to open between 30 and 40 company-operated retail stores within the next 12 months, and a comparable or greater number in the following year. These new stores would be located primarily in urban and suburban neighborhoods in our existing and adjacent geographic markets along the West Coast. Our most significant metropolitan markets are greater Seattle and San Francisco, where we estimate there is the potential to add a significant number of new stores during the next several years. We have only five stores in Southern California, which we believe is an attractive growth market.

New Site Selection Criteria. Our site selection strategy targets high-traffic urban and suburban locations. Ideally, new stores will be highly visible, easy-to-access, feature ample parking and offer drive-thru service. Most new stores will be open seven days a week, at least 12 hours per day. Potential sites are identified through broker referrals, lessor inquiries, and our real estate and retail operations personnel. We assess potential sites on the basis of trade area demographics, local traffic patterns, nearby competition, and proximity of nearby retail, office and residential tenants. Prior to signing or renewing a lease, each site recommended by our real estate and store operations departments requires final approval by our CEO and CFO.

Store-Level Economics. Generating compelling store-level economics is critical to both our company-operated retail and franchising operations. Based on past experience, we believe a new store typically will require a capital investment by Tully’s in the range of $300,000 to $400,000, depending on store type, size and location. We may finance certain portions of our store-level capital expenditures through operating or capital leases. Generally, we lease the real property, although we will consider opportunities for purchase of a site that can be developed for a sale and leaseback. Our goal is for new coffeehouses based on our 1,200 - 1,400 square foot model store to generate average annual unit volumes of approximately $650,000 after 24 months of operations. The top 25% of our retail stores operating all of Fiscal 2007, most of which incorporated many of the site selection criteria described above (other than drive-thru service), produced an average unit volume of $648,000. Overall, our stores generated an average volume in Fiscal 2007 of approximately $432,000.

Store Venues. We operate stores in several types of venues and configurations. Our model store is approximately 1,200 - 1,400 square feet, a size that allows us to satisfy both the rushed, grab-and-go customer and the relaxed patron. We can configure our store footprint to the thru-put needs of a given venue and its site characteristics and will include a drive-thru window where possible.

•	Free-standing neighborhood stores are located in urban and suburban neighborhoods.

•	Lifestyle center-and shopping center-based stores are stores that are generally located on “end caps” or as a freestanding location within a neighborhood or regional shopping center.

•	Arterial drive-thru stores are stores on a high traffic street or arterial, featuring drive-thru service.

•

Special venue stores are coffeehouses located within captive environments with large numbers of potential customers within the controlled premises. Often, these will be smaller footprint stores. Examples include the stores located within hotels, hospitals and manufacturing facilities.

•

Central business district and office tower stores are stores that are generally located in the entrance lobby or food court of an office or commercial building in a downtown business district. These often have shorter hours or fewer days of operation per week and often these will be smaller footprint stores.

New Store Construction and Opening. Our experienced design and construction staff is responsible for construction of our store on budget and on time. We work with outside architects and preferred general contractors. By using our own design and construction group, we believe we are able to more efficiently fit our model store to the premises and retain control over the cost and timing of the construction process. We provide pre-opening training in nearby Tully’s stores for new store employees, and draw personnel from other stores to support the opening. We also provide localized marketing support in connection with opening new stores.

Retail Store Operations. Each of our coffeehouses is managed by a store manager, who is usually supported by an assistant manager or lead barista, with a total staff of approximately ten employees in each coffeehouse. Each manager is responsible for the day-to-day operations of that store, including hiring, training and development of personnel, local store marketing and store operating results. We also employ district managers, who are responsible for overseeing the operations of between 10 – 15 stores, who report to our vice president of retail. Our store operations are supported by field training personnel and by central office support experts in accounting, human resources, loss prevention, legal, merchandising and information technology.

We use a variety of operational audit practices to enforce our high standards for quality in all aspects of our store operations. These practices include audits by district managers of beverage quality, facility maintenance, cleanliness, cash-handling procedures and other operational standards for the coffeehouses they oversee. We have established an online service (www.telltullys.com) that enables customers to share their comments with us on a near real-time basis. This information is regularly shared with store personnel and district managers, to celebrate excellence and to take action on any areas of concern. If a customer gives a negative rating, the district manager is promptly notified by telltullys.com and the customer will receive a follow-up call or email from the district manager.

Retail Store Development—Franchising

Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence through smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses. In November 2005 we established an area developer for Idaho, who now operates four stores and has additional stores under development. Franchising stores in the domestic market offers the potential for accelerated growth with minimal capital investment from Tully’s. The franchisee is responsible for all of the capital expenditures associated with the store, although we usually support the construction, training and start-up of new franchised stores to ensure consistency with company-operated stores.

Grocery Cafes—Albertsons and the Fred Meyer and Fry’s Food and Drug divisions of Kroger operate franchised Tully’s cafes in select stores. We believe that grocery cafes complement our wholesale business by supporting the marketing and sales of our whole bean and ground coffees in these grocery stores and benefit our retail business by introducing grocery store customers to our brand and great barista bar beverages.

Other Special Venues—We have franchised stores in a variety of special venues, such as universities, airports, and hotels, that have high volume captive audiences and where the location is owned, licensed or managed by a third party. These stores include quick grab-and-go kiosks, coffee bars and full service stores. Our franchisees currently operate stores in the Seattle/Tacoma and Burbank, California airports, Hilton and Red Lion hotels in Washington and California, and at universities in California and Washington, among other locations.

Area Developers—We plan to focus on an area development approach for our future franchising activities, although we will consider single store franchises in circumstances involving special venues. Under an area developer approach, the area developer agrees to develop a specified number of units in a geographic territory and obtains certain rights to that territory. We will consider geographic, marketplace, branding, venue, strategic and financial factors when evaluating new area development opportunities.

Retail Marketing

We believe that our loyal customers are our most important marketing assets. Our focus on providing our customers with a genuine community coffeehouse experience is designed to transform our customers into “Tully’s evangelists.” These customers are our brand advocates and, through word-of-mouth, promote our products and share the Tully’s genuine community coffeehouse experience with their friends and colleagues.

We employ marketing strategies to increase brand awareness, encourage trial and repeat purchases by educating potential customers about our hand-craft roasted coffees and other beverage and food offerings, and promote our genuine community coffeehouse experience. We employ a variety of marketing tools that are tailored to the specific needs of particular markets or coffeehouses, including:

•	Point-of-sale signage and our menu boards, which encourage existing customers to try new products and seasonal offerings;

•	Promotions and local store marketing, including coupons and special offer books, which allow us to alert our customers to new products and seasonal offerings;

•	Community initiatives and sponsorships, which generate favorable publicity and help create and sustain the relationship between our coffeehouses and the surrounding neighborhoods;

•	Special private label products for affinity groups, such as distinctively packaged coffees for the University of Washington (“Husky Blend”) and Washington State University (“Crimson Roast”);

•	The “Tully’s Insider,” a quarterly newsletter distributed through our coffeehouses and by direct mail that contains information about new products, people, stores and services; and

•	Postings on our website, www.tullys.com, which is a cost-effective method to reach potential new customers and encourage repeat visits from existing customers.

We periodically supplement these marketing initiatives with selective print and radio advertising through local radio, newspapers and other publications to attract new customers within a particular market and to promote special and seasonal product offerings.

We offer our customers the Tully’s Coffee Card™, a stored-value payment card that serves as a convenient way to purchase our products and as an easy gift item. It is available at all company-operated Tully’s stores and select franchised stores. In Fiscal 2007, we expanded the features of the Tully’s Coffee Card to include a loyalty program that provides customer rewards for use of the card, and we enabled online purchase, registration and reloading of cards for customers at www.mytullyscard.com. Business and nonprofit enterprises may purchase Tully’s Coffee Cards in bulk and co-label them for use as incentives or rewards for customers, employees and supporters.

Our Wholesale Business

Tully’s sells gourmet whole bean and ground coffees, our Bellaccino bottled beverages and single serve Tully’s K-Cups through the wholesale channel. We sell our products to approximately 4,000 grocery locations, as well as to office coffee services and foodservice channels in the western United States and the Chicago metropolitan area. We also offer many of our products through mail-order and Internet channels.

Products

Our product offerings in the wholesale channel include:

•

Coffee—We offer our hand-crafted ground and whole bean coffees in a variety of packages and bulk-bin grocery formats. We currently offer 37 varietal coffees and three blends through our wholesale channels. Different package sizes and types are made to fit the specific usage requirements of grocery store customers and for foodservice, hotel in-room, and office coffee service use.

•

Bellaccino bottled beverages—We launched our Bellaccino bottled coffee beverage line in August 2006. Our Bellaccino beverages are produced to our specifications using freshly brewed Tully’s coffee, milk and other ingredients. We currently offer Bellaccino in coffee, vanilla, and mocha flavors.

•

Tully’s K-Cups—In February 2006, we commenced sales of Tully’s coffee in single serve packages called “K-Cups,” which are used in special proprietary coffee brewing equipment manufactured by Keurig. We produce K-Cups under license from Keurig. We currently offer 12 different coffee roasts and blends in our K-Cup packages.

Distribution Channels

We distribute and sell our products through a variety of wholesale channels, including the following:

•

Grocery—Our existing customers in this channel include Albertsons, Kroger, Safeway, regional chains and independent operators, drug stores, and the grocery distributors who serve them. Although we have substantial market presence within the supermarkets in the western United States, we have not begun to distribute our products through discount retailers and warehouse clubs in this market. We also believe that substantial opportunities exist to increase sales of Tully’s products to our current grocery customers through expanded product assortments, enhanced displays and other marketing strategies. For example, we have launched our Bellaccino bottled beverages in the Pacific Northwest and Alaska and see an opportunity to expand distribution of this product throughout the West Coast. We currently are evaluating opportunities with other national and regional grocery retailers to broaden our geographic reach.

•

Institutional foodservice distributors—In the institutional foodservice channel, our primary distribution strategy is to work with foodservice and beverage distribution companies. These distributors generally supply institutional customers such as restaurants, universities, sports and entertainment facilities, and our franchisees with Tully’s products and equipment as part of the distributors’ broader service offering.

•

Office coffee services—This segment includes national and regional suppliers of coffee to offices and other workplaces. Our launch of Tully’s K-Cups has introduced us to new office coffee services in the eastern and southern United States and we expect many of these distributors will add other Tully’s products to their product mix.

Wholesale Marketing

Tully’s wholesale business provides opportunities for coffee consumers to experience our coffees outside our coffeehouses and reinforces the Tully’s genuine community coffeehouse experience with our existing customers. In the grocery channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’ customers and through cooperative advertising and other marketing funds. We also make use of other marketing approaches, such as direct mail, to support wholesale customers, co-sponsor trade shows and consumer events with our wholesale customers, and provide special displays and in-store demonstrations and sampling. Our franchised grocery cafes also support our in-store promotional displays and merchandising efforts. We offer logo-bearing coffee cups and accessories and point-of-use signage to wholesale customers. We believe our retail marketing programs also benefit our wholesale business.

Coffee Roasting and Supply Chain Operations

Coffee Purchasing

Only the highest grade Arabica coffee beans can produce the flavor and richness of Tully’s coffee. Since our founding, we have worked hard to gain access to some of the highest quality green coffee beans from the finest estates and growing regions around the world. Many of our coffees contain green beans from Central America and South America, and we also purchase coffees from Asia, Africa, Mexico and Hawaii. Our long-term relationships with coffee growers and brokers help us procure the highest quality Arabica green coffee from around the world.

We sample every lot of coffee before and after we make a purchase. This process protects our quality standard by assuring consistent flavor and other taste characteristics in our coffees.

We generally turn our inventory of green coffee beans several times annually. Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally carry approximately $800,000 to $1.5 million of green coffee beans in inventory. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. We mitigate the risks associated by fluctuations in coffee prices by entering into fixed price commitments for a portion of our unroasted coffee requirements.

Roasting and Packaging

We believe that the combination of hand-craft roasting and automated packaging results in the production of superior coffee that can be sold at prices that are competitive with the products of other specialty coffee companies.

Tully’s roasts coffee to exacting specifications at our roasting plant in Seattle, Washington. We employ a roasting process that varies based upon the unique characteristics of the coffee beans being roasted. Each batch is roasted by hand under the close supervision of skilled master roasters, to maximize the flavor characteristics and other qualities of the beans. Our roasting equipment uses classic small-batch cast iron roasting drums, which serve to more evenly apply heat to the coffee beans and avoid the burning and bean breakage suffered by some competing brands. Our master roasters use their experience and senses—sight, sound, taste and smell—to monitor the roasting process and optimize the flavor and potential of our beans. All of our roasters undergo an apprenticeship program to learn our roasting methods and to gain the skills necessary to roast coffee at Tully’s. Frequently during the day, coffee is “cupped” to ensure it is meeting our quality standards.

After roasting, our coffee is conveyed to the packaging area where it is packed in ground or whole bean form. Our coffee packaging is intended to communicate the gourmet quality of the product contained in the package. We pack our coffees in several different specialized package formats and in a range of package sizes. This enables us to develop products to specifically fit the needs of particular customer segments and serving equipment. We believe that our packaging technology enables us to efficiently deliver high quality products and to increase production volumes to meet the needs of our growing retail and wholesale businesses.

Coffee is roasted daily and is promptly packaged to preserve its freshness. Production inventory levels and coffee date codes are carefully monitored to maintain fresh coffee stocks in our roasting facility and at our retail stores. This also allows us to maintain our exacting freshness standards to minimize the time between roasting and delivery to our customers.

Purchasing and Distribution of Non-Coffee Goods

Tully’s purchases non-coffee merchandise, equipment, fixtures and supplies for retail store locations, from a number of vendors. The materials are purchased on an as-needed basis. Some materials and items are distributed through Tully’s roasting plant and warehouse facility, while the suppliers deliver other items directly to our retail stores. Teas, dairy products, juices, bakery goods and accessories are also purchased from various vendors. Our ice cream and Bellaccino blended drink bases are produced by third parties to our proprietary specifications. Perishable goods like dairy and bakery products are sourced from local artisan bakeries and dairies to ensure fresh quality products.

Employees

As of April 1, 2007, we employed approximately 1,000 people, with approximately 900 employed in retail stores and regional retail operations. Our wholesale team consists of approximately 20 professionals with significant experience serving the grocery, foodservice and office coffee service channels. Approximately 90 employees work in our administrative, franchisee support, roasting and distribution operations.

We have a tiered benefits program to provide increased levels of benefits as the length of employment and numbers of hours worked increases. Employees working between 17.5 and 24 hours are eligible for sick pay, a limited medical/dental program, and other benefits. Employees who work at least 24 hours per week are eligible for vacation, holidays, medical and dental insurance and other benefits. Store managers, district managers, and wholesale sales personnel participate in incentive pay programs tied to various performance criteria. Bonuses for store and district managers are based upon coffeehouse sales, profit and customer service standards. Because of our commitment to customer service, if a store or district manager’s score in customer service is below the required minimum, no bonus is given regardless of the score in other areas. Most employees receive discounts on their purchases of beverages and merchandise in our stores. None of our employees are represented by a labor union and management anticipates this will continue to be the case. Tully’s believes that its current relations with employees are satisfactory.

We believe that training and developing our coffeehouse employees and retail managers is essential to fulfilling our mission of creating the Tully’s genuine community coffeehouse experience for our customers. Delivering superior, personalized customer service reflects the soul of who we are as a company. We have specific in-store and classroom training requirements for all new retail store employees. Our “Tully’s University” training program provides our more experienced employees with advanced training in coffee history and our roasting techniques, beverage preparation, cash handling, cash register and paperwork procedures, sales techniques, and customer service. We also provide advanced training programs for our store and district managers, and “train the trainers” programs for our training staff.

To promote operational and cultural consistency with company-operated stores, we require our franchisees to undergo similar training before opening their first coffeehouse and to provide ongoing classroom and in-store training to their coffeehouse employees. Employees at franchised locations generally complete a certification process that is comparable to the program that we offer to our coffeehouse employees.

Competition

With the exception of Starbucks, which leads the retail specialty coffee segment, the industry is highly fragmented and contains no other company with a strong national brand. In addition to Starbucks, on the retail level we compete with regional coffeehouses, such as Coffee Bean & Tea Leaf and Peet’s Coffee & Tea, as well as numerous local coffee shops, convenience stores, restaurants, street vendors and, to a certain degree, quick service restaurants such as McDonalds and Krispy Kreme. As we continue to expand geographically, we expect to encounter additional regional and local competitors, such as Caribou Coffee. In addition, consumers may choose non-coffee food and beverages offered by these and other competitors as alternatives to our offerings.

In the wholesale segment, we compete with both specialty coffee roasters, such as Starbucks and Peets, and large foodservices companies, such as Procter & Gamble, which distributes coffee under the Millstone® brand. Smaller local and regional brands also compete in the grocery and foodservice channels. In addition, we compete indirectly against all other coffee brands on the market, which may serve as substitutes for our gourmet whole bean and ground coffee. Tully’s must compete with many gourmet and lower quality coffee roasters and distributors (including those providing branded and private label coffees) for space on grocery shelves and for distribution by wholesale foodservice distributors. In the single serve category, the Tully’s K-Cup competes with other Keurig licensees and other single-cup coffee and tea delivery systems and brands.

We believe that our customers choose among coffeehouses based upon the quality and variety of the coffee and other products, store atmosphere and convenience, customer service and, to a lesser extent, price. Product quality and variety, price, and promotional and marketing initiatives are among the principal factors affecting competition in the wholesale segment.

In both the retail and wholesale segments, we expect the gourmet coffee market to become even more competitive, both within our primary geographic markets and in other regions of the United States, as regional companies expand and attempt to build brand awareness in new markets and as smaller participants are consolidated into larger competitors. We believe that there is an opportunity for many companies to compete in the gourmet coffee segment, and that the preferences and needs of consumers, owners of retail store buildings, coffee growers, coffee store employees, wholesale distributors and other constituents of the specialty coffee industry will support continued competition in this segment.

Trademarks and Other Intellectual Property Rights

We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks used on the products we sell and in connection with the services we provide that have been registered with the United States Patent and Trademark Office, including without limitation, Tully’s, the Tully’s logo, and Bellaccino. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional trademarks and service marks we use or intend to use to distinguish our products and services in the marketplace from those of our competitors. We also own registered trademarks and service marks used on the products we sell and in connection with the services we provide in some foreign jurisdictions and have filed additional applications for trademark and service mark protection in various foreign jurisdictions. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

In addition to registered and pending trademarks and service marks, we consider the packaging for our coffee and the appearance of our trade dress (for example, the interior of our stores) to be strong identifiers of our brand. Although we consider our packaging and store design to be essential to our brand identity, and we have registered certain of our product package trade dress with the United States Patent and Trademark Office, in most cases we have not applied to register these trademarks and trade dress, and thus cannot rely on the legal protections afforded by trademark registration.

We also own numerous copyrights for items such as product packaging, promotional materials, in-store graphics and training materials, although we have not sought to register these copyrights with the United States Copyright Office.

We also have registered and maintain a number of Internet domain names, including “Tullys.com.” We consider our roasting methods and coffee blend recipes proprietary and seek to maintain them as trade secrets. We hold no patents.

Our ability to differentiate our brand from those of our competitors depends, in part, on the strength and enforcement of our trademarks, service marks, and other intellectual property rights. We must constantly protect against any infringement by competitors. If a competitor infringes on our intellectual property rights, we may have to litigate to protect our rights, in which case, we may incur significant expenses and divert significant attention from our business operations.

ITEM 1A.	RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. You should carefully consider the risks described below, as well as the other information contained in this report, including our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risks described below could materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Relating to Our Business

We have a history of losses and expect to incur losses in the future.

We have incurred net losses in every year since inception except for Fiscal 2006, when we reported net income as a result of a $17.0 million gain on the sale of intellectual property assets. Our net loss was $9.8 million for Fiscal 2007, and we had an accumulated deficit of $88.1 million as of April 1, 2007. We expect to report a net loss for Fiscal 2008 and likely will incur losses in future periods.

We will continue to incur significant operating expenses, and expect our losses to increase, as we grow our business. For example, we plan to open between 30 and 40 company-operated retail stores within the next 12 months, and a comparable or greater number in the following year. Based on past experience, we believe a new company-operated store typically will require a capital investment by Tully’s in the range of $300,000 to $400,000, depending on store type, size and location. Each store also will incur ongoing operating expenses, including rent, salaries and utilities, and many of these expenses may be higher than normal early in the lifetime of the store. In addition, we will be required to increase our recruiting, training, and compensation expenses as we increase the number of our stores. We also plan to expand our franchise and wholesale operations, which will require us to incur increased costs associated with developing, managing, and supporting these businesses. We also expect to incur additional costs as a publicly traded company as we upgrade our reporting systems and procedures, implement additional financial and management controls, including an internal audit function, and increase our accounting and finance staff. We will need to increase our net sales at a rate greater than our expenses to achieve profitability. For these reasons, we cannot predict whether we will become profitable in future periods. Even if we become profitable, we may not be able to sustain any future profitability.

We may require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. On April 27, 2007, we filed a registration statement for a proposed underwritten offering of our common stock. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. Our $10,000,000 credit facility with Benaroya Capital is due on August 31, 2008. Our Northrim credit facility is subject to periodic renewal, and would need to be replaced if not renewed. We may need to raise additional capital in the future to fund growth of the business and repayment of our obligations and commitments. Any equity or debt financing may not be available on favorable terms, if at all. Such a financing might provide lenders with a security interest in our assets or other liens that would be senior in position to current creditors or that would require the repayment of the current lender. If financing is unavailable to us or is available only on a limited basis, we may be unable to take advantage of business opportunities or respond to competitive pressures that could have an adverse effect on our business, operating results and financial condition. In such event, we would need to modify or discontinue our growth plans and our investments in store improvements, new customers and new products, and reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets (such as wholesale territories).

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

Our credit facilities and notes payable restrict our operating flexibility and ability to raise additional capital. If we were to default under these instruments, the lenders would have a right to seize certain of our assets.

Our Northrim secured credit facility provides this lender with a security interest in our accounts receivable and inventories. Our secured credit facility with Benaroya Capital provide this lender with a security interest in substantially all of our assets, and our agreements with the guarantors of the Benaroya Capital debt limit our ability to incur additional secured debt. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lenders taking actions that might be detrimental to the interests of our other creditors and shareholders.

Our operating results could be adversely affected if we are unsuccessful in implementing our growth strategy or unable to manage growth, or if our growth strategy is flawed.

Our growth strategy consists of several initiatives, including the following:

•

New store development. We plan to open between 30 and 40 company-operated retail stores within the next 12 months, and a comparable or greater number in the following year. We hope to locate these new stores in high-traffic areas that will support seven day a week, twelve to fifteen hour a day operations. We believe a new company-operated store typically will require a capital investment by Tully’s in the range of $300,000 to $400,000, depending on store type, size and location. Execution of our store development plan is dependent on various factors, including our ability to:

•	locate and secure sites meeting the criteria described above;

•	identify, enter and successfully compete in new markets;

•	control construction and other costs in a broad range of locations;

•	obtain required construction and operating licenses, permits or approvals;

•	generate acceptable sales and profits in new stores in existing markets;

•	negotiate acceptable leases for new stores;

•	hire, train, and retain qualified personnel; and

•	obtain adequate capital, which will be particularly important for our store opening plans in future periods.

•

Successfully build new stores reflecting our enhanced unit economics. Our goal for new company-operated stores, based on our 1,200 - 1,400 square foot model, is to generate average annual unit volumes of approximately $650,000 after 24 months of operations. This will require our new stores to perform as well as or better than some of our stronger performing current stores. The top 25% of our retail stores operating all of Fiscal 2007 produced an average unit volume of $648,000. Overall, our stores generated an average volume in Fiscal 2007 of approximately $432,000. We believe our new stores will incorporate the characteristics of our better performing stores. In order to achieve target results at new stores, we must:

•	attract adequate customer traffic to newly opened stores;

•	successfully analyze traffic patterns and select attractive sites;

•	overcome competition in many markets where new stores are located; and

•	control costs in order to achieve store level efficiencies and consistently deliver an acceptable level of profits.

Further, in developing our new store model we may have inaccurately identified the factors that contributed to the success of our better-performing stores, or the characteristics that have contributed to the success of these stores may not translate into success at new stores.

•

Improve comparable store sales and margins. We are targeting comparable store sales growth for Fiscal 2008 to be in the range of 4% to 8%. To meet our growth objectives we must also increase comparable store sales in future periods. Although we have generated comparable store sales growth in the last three quarters of Fiscal 2007, our comparable store sales for San Francisco, our second largest retail market, contracted during that period. Many of our existing stores in Seattle have received recent upgrades which may have contributed to increased sales. In order to increase comparable store sales we must:

•	improve our average customer transactions;

•	satisfy consumer preferences and introduce new products;

•	implement our merchandising strategy across all day-parts; and

•	successfully compete in new locations.

Our growth strategy also calls for initiatives to improve margins. In order to increase store margins we must improve operating procedures and increase sales at a rate faster than the increase in store-level expense. In order to improve corporate level margins we must control spending for marketing, general administrative and other operating expenses even as our growth places additional demands on us.

•

Expand our geographic footprint through special venue and multi-unit franchising. Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. Our success in this regard depends on several factors, including:

•	our ability to attract quality franchisees to invest in and develop our brand, including in regions where we currently have little or no presence;

•

the ability of our franchisees to find suitable locations, reach acceptable lease terms, have adequate capital, find available contractors, obtain licenses and permits, locate and train staff appropriately and properly manage their coffeehouses; and

•	our ability to overcome significant competition and serve special venues such as manufacturing facilities, grocery stores, hotels, airports and university campuses.

•

Expand our wholesale business. We expect to expand the geographic reach and penetration of our products in wholesale markets by adding new grocery stores and distributors in the office coffee and foodservice channels. Our achieving these objectives is dependent upon, among other factors our ability to:

•	establish and maintain personal relationships with wholesale distributors and retailers in our current and new markets where we may not have local contacts;

•	retain key employees who develop and maintain these required relationships;

•	successfully introduce new products for the wholesale channel; and

•	obtain premium placement in grocery stores.

Our ability to successfully implement any or all of these initiatives is uncertain. Our growth plans will present operational and competitive challenges, and may strain our management, operational and financial resources. Our inability to successfully achieve or manage our growth, or to successfully implement our business strategy, could have a material adverse effect on our business, results of operations, and financial condition. Even if we successfully implement our growth strategy, we may discover that our growth strategy does not deliver the results that we currently anticipate.

Our failure to compete successfully against current or future competitors could have an adverse effect on our business, including loss of customers, declining sales and loss of market share.

The gourmet coffee market is highly competitive. A number of our competitors, Starbucks in particular, have much greater financial and marketing resources, brand recognition and customer bases than us. In the retail specialty coffee segment, we compete with industry leader Starbucks as well as regional coffeehouses, such as Coffee Bean & Tea Leaf and Peet’s Coffee & Tea, and local coffee shops, convenience stores, restaurants, street vendors and, to a certain degree, quick service restaurants such as McDonalds and Krispy Kreme. As we continue to expand geographically, we expect to encounter additional regional and local competitors, such as Caribou Coffee and Dunkin Donuts. In addition, consumers may choose non-coffee beverages and food offered by these and other competitors as alternatives to our offerings.

In the wholesale segment, we compete with both specialty coffee roasters, such as Starbucks and Peet’s, and large foodservices companies. Smaller local and regional brands also compete in the grocery and foodservice channels. In addition, we compete indirectly against all other coffee brands on the market, which may serve as substitutes for our gourmet whole bean and ground coffee. Tully’s must compete with many gourmet and lower quality coffee roasters and distributors (including those providing branded and private label coffees) for space on grocery shelves and for distribution by wholesale foodservice distributors. In the single serve category, the Tully’s K-Cup competes with other Keurig licensees and other single-cup coffee and tea delivery systems and brands. In the bottled beverage sector, we compete against many regional and national beverage companies including the Starbucks/PepsiCo, Inc. joint venture.

In both the retail and wholesale segments, we expect the gourmet coffee market to become even more competitive, both within our primary geographic markets and in other regions of the United States, as regional companies expand and attempt to build brand awareness in new markets and as smaller participants are consolidated into larger competitors.

We may be unable to replicate our performance in Washington as we attempt to further penetrate existing markets and enter new markets.

Our near-term growth strategy depends on opening new coffeehouses in markets in which we currently operate, including San Francisco and Los Angeles. We cannot guarantee that new stores in these markets will perform better than or as well as stores we currently operate. Washington State is our largest retail market, and accounted for approximately 74% of our coffeehouses and 70% of our retail sales in Fiscal 2007. In Washington we have a lengthy operating history, active involvement in the community and publicity garnered through advertising and otherwise that has led to a degree of brand awareness which we may not enjoy to the same extent in other markets. For example, we have enjoyed overall comparable store sales growth in the last three quarters of Fiscal 2007, but our comparable store sales for the San Francisco region, our second largest retail market, contracted during that period.

Our ability to successfully open new stores will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of each of our markets, as well as our ability to generate greater market awareness of our brand in markets outside Washington. Unless and until we generate significant brand awareness in markets outside Washington, it may be difficult for us to meet or exceed our financial objectives. In addition, our failure to achieve market acceptance in one or more markets could put a significant strain on our financial resources and could limit our ability to further expand our business. These challenges may be even more difficult to overcome if and when we open coffeehouses in new markets where we have little or no operating experience.

New products may not be accepted in current or future markets. Failure to achieve market acceptance of new products will adversely affect our revenues.

Our beverage and food offerings are built around core product families that enable us to introduce new items that we hope will appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates. We believe that the introduction of these new products is important to the growth of our revenues for existing stores and future markets. Acceptance of new products may vary in different geographic markets, and may be not be embraced by customers in our current or future markets. If our new products are not accepted, our operating results would be adversely affected.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skill, experience and effort of our senior management team. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.

Additionally, our founder and chairman, Tom T. O’Keefe, is involved in a number of community and business endeavors unrelated to our business. If Mr. O’Keefe focuses his time and attention on these other endeavors without also dedicating the necessary time and efforts to our business, it could have a significant impact on our efforts to achieve our business goals.

We recently made additions to our senior management team, all of whom must work together effectively for us to be successful.

In past years, we have experienced turnover in our senior management team. During Fiscal 2007 we made several key additions to our senior management team, including a new President and CEO and a senior retail operations executive. If our new management team, including any additional senior executives who join us in the future, are unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

If we fail to maintain, develop and protect our brand, our business could suffer.

Our brand may be harmed by factors that are outside of our control. For example, customers who purchase our whole or ground bean coffees may improperly store the coffees or prepare beverages from our coffee incorrectly, in either case potentially affecting the quality of the coffee prepared from our products. If customers do not perceive our products to be of high quality, then the value of our brand may be diminished and our ability to implement our business strategy may be adversely affected.

Our franchisees or Tully’s Coffee Japan Co., Ltd., or TCJ, the owner of our brand in Japan, may fail to operate Tully’s coffeehouses in a manner consistent with our standards and requirements. We have no control over TCJ’s use of our brand within Japan. Although our franchise agreements regulate franchisee behavior to some extent, enforcing remedies under franchise agreements typically requires litigation, and our image and reputation may suffer even if such litigation is successfully concluded. If any of our franchisees acts in a manner inconsistent with our beliefs or preference, it could damage the value of our brand in that franchisee’s territory, and such damage could spread to other territories.

The success of our growth strategy also depends in part on our continued ability to use our existing trademarks and trade dress in order to increase brand awareness and further develop our brand in both domestic and foreign markets. If our efforts to protect our intellectual property rights are not adequate, or if any third party misappropriates or infringes them, the value of our brand may be harmed. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as the diversion of management’s attention. Failure to succeed in any such litigation could deprive us of our using our trademarks and trade dress, or require us to pay significant licensing fees for such use. Our current lawsuit with UCC Ueshima Coffee Company, Ltd., or UCC, will be costly to prosecute, and if we do not prevail we could be required to pay monetary damages and our ability to do business in the licensed territories could be impaired. See “Legal Proceedings.”

Our franchisees, and the laws that govern the franchise relationship, could hinder our ability to grow.

We rely on our franchisees to develop territories in which we choose not to open company-operated stores. We rely on their local knowledge to successfully address the needs of their territories. If a franchisee is unable to address these needs, we may be unable to sustain our presence in new regions. Additionally, at the end of Fiscal 2007, we had one area developer and two multi-unit grocery relationships that collectively accounted for 30 of our 38 franchised stores. The loss of even one of these relationships would have a relatively significant impact on our current franchise business.

Many of our franchise agreements grant exclusive rights to certain territories that last for multiple years. These rights not only prevent other franchisees from operating in the franchised territory, but also could prevent us from opening company-operated stores in the territory. If a franchisee is slow or fails to open new stores in its territory, we or another franchisee could be prevented or delayed from opening stores in that same territory. If such an event occurs, our ability to implement our business strategy may be adversely affected.

We are subject to federal regulation and state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. The failure to obtain or retain required licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against us, that could result in rescission of the franchise agreement, damages or other relief. Assertion of such claims against us could adversely affect our business, financial condition, and results of operations.

We occupy our company-owned stores under long-term leases, and we may be unable to renew leases at the end of the lease periods or obtain new leases on acceptable terms.

All of our retail stores are located on leased premises or locations otherwise controlled by third parties. Many of our current leases are non-cancelable and typically have terms of several years. Therefore, we could be required to continue lease payments for a store that we would otherwise wish to terminate. We also may not have the right or option to renew some of our existing leases. We face intense competition from both restaurants and other specialty retailers for suitable sites for new stores, and if we are unable to renew an existing lease, we would be obligated either to find a new location or close the coffeehouse. If we negotiate a new lease or lease extension at an existing location, the rent may increase substantially. In either case, our existing operations and operating results could be adversely affected. We intend to lease other premises in connection with the planned expansion of our retail operations, and we believe leases that we enter into in the future likely will also be long-term and non-cancelable. Additionally, because we compete with other retailers and restaurants for store sites and some landlords may grant exclusive locations to our competitors, we may not be able to obtain new leases or renew existing leases on acceptable terms. These factors could adversely affect our ability to execute our growth strategy.

We also enter into agreements to operate coffeehouses in special venues, such as hospitals or manufacturing plants, to operate as the exclusive coffee provider in those locations. Unlike our typical retail store leases, some of these agreements can be terminated on short notice. Additionally, a single agreement of this type may govern several of our stores. As a result, the termination of one of our special venue relationships could result in the closure of several of our stores at the same time. If these agreements are terminated, or if exclusivity within a specific special venue is not maintained, we would be unable to access these markets or risk a decline in sales as a result of competition. In either case our brand-building strategy and results of operations would be adversely affected.

A significant interruption in the operation of our roasting, packaging and distribution facility would disrupt our operations.

We have only one coffee roasting, packaging and distribution facility. In some cases we either have limited or no replacement equipment readily available for certain of our significant processes. Additionally, a significant interruption in the operation of our facility due to a natural disaster, such as an earthquake, or other causes, such as an extended breakdown of our production equipment, would significantly impair our ability to operate our business on a day-to-day basis and would adversely affect our operating results.

Our hand-craft roasting methods are essential to the quality of our coffee, and our business would suffer if we were unable to maintain quality control.

Because our coffees are hand-craft roasted in small batches, we rely on the expertise and execution of our coffee roasters. If we are unable to maintain stringent quality control of our hand-craft roasting methods, the value of our brand would be diminished, and we could lose customers to our competitors.

We have limited supplier choices for many of our products, and the inability of certain of these suppliers to meet our needs could disrupt our operations.

In Fiscal 2007 two coffee brokers and one foodservice product distributor provided, in the aggregate, approximately 43% of our product purchases. In addition, our ice cream, Bellaccino blended drink base, and our Bellaccino bottled beverages are produced by third parties to our proprietary specifications. If one or more of our suppliers is unable to provide high-quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience disruptions in product availability while establishing replacement supplies, and our results of operations could suffer.

In addition, we use local bakeries to supply our stores with bakery items. These bakeries typically have limited capital resources to fund growth, and therefore may be unable to meet our needs as we grow. Small bakeries are generally more sensitive to increases in prices for raw ingredients for their products as compared to larger, commercial operations. Furthermore, as we enter new markets, we may be unable to find quality, local bakeries that meet our needs. If this occurs we may not be able to offer bakery products in coffeehouses in that area, or we could be forced to purchase bakery products at higher costs or of lower quality elsewhere, either of which could adversely affect our operating results.

We license the right to manufacture and sell Tully’s K-Cups from one of our direct competitors.

We manufacture and sell Tully’s K-Cups under license from Keurig, which is a wholly-owned subsidiary of Green Mountain Coffee Roasters, Inc., a direct competitor of ours in the wholesale coffee market. Keurig sells our K-Cups and other K-Cups from its website, and provides marketing support for its various roasters including Tully’s. Increased sales of this product are a part of our growth strategy. If Keurig were to terminate our license to manufacture and sell K-Cups, or if the terms and conditions of our license agreement were to be amended in an adverse manner, or if Keurig were to devote more marketing resources to a competitor’s K-Cups than to ours, then our revenues and ability to implement our business strategy would be adversely affected.

Our inability to secure, maintain and increase our presence in grocery stores could adversely affect our revenues.

Our wholesale operations include sales to grocery stores, which for Fiscal 2007, accounted for approximately 16% of our net sales. The success of our wholesale business is largely dependent on our continuing development of strong relationships with major retail chains. In Fiscal 2007, approximately 80% of our grocery sales resulted from relationships with four major retailers. The loss of our relationship with any of these retailers could have a significant impact on our wholesale revenues. In addition, we may be unable to secure adequate shelf space in new markets, or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities for our wholesale division may be limited and our revenues adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets.

We also face severe competition to display our coffee packages on grocery store shelves and obtain optimal presence on those shelves. Due to the intense competition for limited shelf space, retailers are in a position to negotiate favorable terms of sale, including price discounts, allowances and product return policies. To the extent we elect to increase discounts or allowances in an effort to secure shelf space, our operating results will be adversely affected. We may not be able to increase or sustain our volume of retail shelf space or offer retailers price discounts sufficient to overcome competition and, as a result, our sales and results of operations could be adversely affected. In addition, many of our competitors have significantly greater financial, manufacturing, marketing, management and other resources than we do and may have greater name recognition, a more established distribution network and a larger base of wholesale customers and distributors. Many of our competitors also have well-established relationships with our current and potential grocery store customers and distributors, and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the development, promotion and sale of their products and respond more quickly to evolving consumer preferences for us. If our competitors’ sales surpass ours, retailers may give higher priority to our competitors’ products, causing such retailers to reduce their efforts to sell our products and resulting in the loss of advantageous shelf space.

Our business is dependent on a healthy economic climate in our principal geographic markets.

Our product offerings are discretionary items in our customers’ budgets. Adverse economic trends may cause consumers to reduce their discretionary spending, which could have an adverse impact on our revenues. We are particularly susceptible to economic downturns in our principal geographic markets. Given our geographic concentration in the Seattle and San Francisco markets, an economic downturn in those regions could have a material effect on our business and operations throughout the region, as could other regional economic disruptions.

Our current lawsuit with UCC Ueshima Coffee Company, Ltd. will be costly to prosecute, and if we do not prevail we could be required to pay monetary damages and our ability to do business in the licensed territories could be impaired.

We are currently in litigation with UCC Ueshima Coffee Company, Ltd., or UCC, in connection with UCC’s alleged failure to perform under an exclusive license agreement with us to establish and operate Tully’s stores and sell Tully’s coffees throughout most of Asia, excluding Japan. Although we do not currently derive any substantial revenue from Asia, it represents a strong and growing market for specialty coffee. The UCC litigation is in the early stages of discovery and trial is currently scheduled for April 7, 2008. We have included in other operating expenses the actual and estimated costs for our defense and prosecution of our counterclaims, including $622,000 accrued at April 1, 2007. Although we have accrued for our estimated costs, it is not currently possible to estimate the impact that the litigation and its ultimate resolution will have on our results of operations, financial position or cash flows. The litigation and this uncertainty expose us to several risks, including the following:

•

until the litigation is resolved we will continue to incur substantial legal expenses, which could exceed our accrual and may vary with the level of activity in the legal proceedings. This level of activity is not entirely within our control, as we may need to respond to legal action by UCC;

•	our management team could be required to devote so much of its time, effort and energy to these legal proceedings that the rest of our business suffers;

•

interim developments in these legal proceedings may contribute to negative publicity and increased volatility in our stock price as the market assesses the impact of those developments on the likelihood that we will or will not ultimately prevail in the litigation;

•	the litigation, and UCC’s request that we be prevented from interfering with its alleged license rights, could interfere with any efforts we make to develop our business in Asia;

•

if we are found to be in breach of the UCC license agreement, we could be ordered to pay monetary fines and/or damages and UCC could enforce its alleged security interest in our trademark rights in the licensed territories, causing us to permanently lose these trademarks along with ability to do business in Asia directly or through licensees; and

•

an eventual settlement of the litigation might involve significant expenditures or agreements that would limit our business opportunities. The accounting of any such expenditures might result in a material increase in expense or reduction in revenue for the quarter in which the payment is made.

This risk factor only summarizes the various legal proceedings and related events, which are described in more detail in “Legal Proceedings.”

We face the risk of adverse publicity and litigation, actual or threatened, in connection with our products and operations.

We may from time to time be subject to complaints or actual or threatened litigation from consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In particular, instances of food-borne illness whether or not traced to our stores or products, could reduce demand for our menu offerings, hurt our brand image or lead to litigation and liability. If any of our customers become ill from consuming our products, the affected stores may be forced to close or a product recall may be required. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of claims from time to time, and future claims could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

We are subject to numerous and changing government regulations. Changes in, or failure to comply with, these regulations could negatively affect our sales, increase our costs, result in fines or other penalties against us or harm our growth strategy.

Each retail location and our roasting facility is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other authorities that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse affect on our business, financial condition and results of operations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

Our failure to implement or maintain adequate internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could materially harm our business and cause our stock price to decline.

Maintaining effective internal control over financial reporting is an important component of producing reliable financial reports and is important in helping to prevent or detect fraud. We have begun to evaluate and document our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In the past we have identified certain deficiencies, some of which have been significant, and we have begun implementing the changes that we believe are necessary to refine our internal control processes. During the course of this process, as well as our testing thereof, we may identify other deficiencies that may be material and we may be unable to remedy in a timely manner. While this would not necessarily mean that we cannot prepare reliable financial statements, the existence of material weaknesses or a number of significant deficiencies may not allow us to conclude that our internal control over financial reporting is designed and/or operating effectively, which could adversely affect the trading price of our common stock. Ineffective internal control processes could also increase the likelihood of inaccuracies or errors in historical financial statements, and could cause investors to lose confidence in our reported financial information. This could, in turn, have a negative effect on the trading price of shares of our common stock or result in costly litigation.

We have not yet completed our evaluation of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.

Under the proposed rules of the SEC, we will be required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by the end of Fiscal 2008. This requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls as of March 28, 2009, as well as to test, evaluate and report on our assessment of internal control.

We have started, but not yet completed, our evaluation of whether our current internal control over financial reporting is compliant with Section 404. We may not be compliant and may not be able to meet the Section 404 requirements in a timely manner. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting processes. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our conclusion that our internal control over financial reporting is not effective and could adversely affect the trading price of our common stock or result in costly litigation.

Our ability to use our net operating loss carryforwards may be subject to limitation.

An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation on the usability of, or a potential loss of some or all of, our net operating loss carryforwards or NOL’s. The number of shares of our common stock that we issue in our proposed public offering, if completed, may be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause us to undergo an ownership change.

Because the regulations governing NOLs are highly complex and may be changed from time to time, and because our attempts to prevent an ownership change from occurring may not be successful, the NOLs could be limited or lost. To the extent the NOLs become unavailable to us, our future taxable income and that of any consolidated affiliate will be subject to federal taxation, thus reducing funds otherwise available for corporate purposes.

Risks Relating to Our Industry

Fluctuations in the availability and cost of the products used by our stores or roasting facility may affect our results of operations.

Our future success depends to a large extent upon the availability of high-quality green Arabica coffee beans at reasonable prices. The cost of our coffee beans is subject to a range of factors, many of which are beyond our control. Coffee prices generally increased for the 2007 season. There has been increasing demand for Arabica coffee beans that could put additional upward pressure on prices or limit the quantities available to us. Natural events, civil unrest and labor issues or shipping disruptions could interrupt the supply of these premium beans or affect the cost. Green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations that have attempted to influence commodity prices of green coffee beans.

In addition, increases in the cost of other raw materials (such as paper and dairy), natural resources (such as energy and gasoline) or the price we pay for our baked goods, could result in an increase in the costs of the products served in our stores. Our ability to raise prices in response to rising costs of coffee beans or other raw ingredients may be limited, and our profitability could be adversely affected if the costs of our inputs were to rise substantially. Moreover, passing price increases on to our customers could result in losses in sales volume or margins in the future. Rapid, sharp decreases in the cost of our raw ingredients could also force us to lower sales prices before we have realized cost reductions in our inventory. Such cost fluctuations could adversely affect our gross margins, or force us to increase the retail and wholesale prices for our products.

Increasing labor costs could adversely affect our results of operations and cash flows.

Many of our employees are hourly employees whose wages may be affected by increases in the federal, state or municipal “living wage” rates. Numerous proposals have been made on federal, state and local levels to increase minimum wage levels. An increase in the minimum wage may create pressure to increase the pay scale for our employees, which would increase our labor costs and those of our franchisees.

We face significant competition in recruiting qualified employees and managers for our retail stores. A shortage in the labor pool, an increase in the costs of employee benefits or other general inflationary pressures could also increase labor costs. In addition, changes in labor laws or reclassifications of our employees from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our income from operations and decrease our profitability and cash flows if we are unable to recover these increases by raising the prices we charge our customers.

The products we serve contain certain ingredients, the health effects of which are not fully understood.

Our gourmet coffees and many of our other beverages contain caffeine and other ingredients, the health effects of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased heart rate, nausea and vomiting, restlessness and anxiety, depression, headaches, tremors, sleeplessness and other adverse health effects. Harmful effects of caffeine consumed by pregnant women are also the subject of several research studies.

We also serve products that contain ingredients other than caffeine, such as sugars, fats, and carbohydrates. Public interest groups have focused attention on the marketing of high-fat and high-sodium foods to children in a stated effort to combat childhood obesity.

An unfavorable report or public opinion on the health effects of the ingredients used in our products, particularly caffeine, could significantly reduce the demand for our products, which could harm our business and reduce our sales and profitability.

Consumer preferences related to coffee, dairy and bakery products could adversely affect our revenues or our costs.

Because our business is predominantly dependent on a single product, gourmet coffee, we are vulnerable to changes in consumer preferences and economic conditions that could harm our financial results. Consumer preferences can change rapidly and without warning, moving from one trend to another among many product or retail concepts. Shifts in consumer preferences away from the gourmet coffee segment would have a material adverse effect on our results of operations. Our continued success will depend in part on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

Risks Related to Our Capital Stock

There is no trading market for our stock, and no assurance such a market will develop in the future.

There is no public market for our common stock or our preferred stock. Consequently, the liquidity of an investment in our capital stock is limited. Even if our proposed public offering is completed, we cannot offer any assurance that an active trading market for our common stock will develop or how liquid that market may become.

Our two largest shareholders have significant influence over matters subject to shareholder vote and may support corporate actions that conflict with other shareholders’ interests.

As of June 27, 2007, we had approximately 5,000 owners of record of our common stock. Notwithstanding this large number of shareholders, as of June 27, 2007, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 27.5% of our common stock, and the estate of Mr. Keith McCaw beneficially owned approximately 18.2% of our common stock. The ownership position of Mr. O’Keefe and the estate of Mr. McCaw gives each of these shareholders individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale of Tully’s. The voting power held by Mr. O’Keefe and by the estate of Mr. McCaw could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

Payment of liquidation preferences to holders of our Series A Preferred Stock could result in little or no proceeds remaining available for other shareholders.

Our articles of incorporation provide that our Series A Preferred stock is senior to the shares of common stock for a stated dollar amount of liquidation preferences, and the Series B Preferred stock is junior to a stated dollar amount of liquidation preference of both the Series A Preferred stock and the shares of common stock. If we were acquired or sold all or a substantial portion of our assets at a time when our preferred stock is outstanding, the amounts remaining for distribution to shareholders might be less than the aggregate liquidation preferences of the more senior shareholders, and no amounts might be available for distribution to the more junior shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of April 1, 2007, Tully’s operated ninety retail stores in the United States, all of which are located on property leased by or otherwise provided to us. Sixty-seven of these stores are located in Washington, twenty-two are in California, and one is in Idaho. We lease approximately 80,000 feet of office and warehouse space in Seattle, Washington, to house our headquarters, roasting plant and distribution facilities pursuant to a ten-year lease expiring May 2010 and subject to two five-year options to renew.

ITEM 3.	LEGAL PROCEEDINGS

In April 2001, Tully’s granted UCC a license to establish and operate Tully’s specialty coffee stores, including a license to use Tully’s business names, trademarks and intellectual property rights for purposes of establishing and operating Tully’s stores, and to sell Tully’s coffee at wholesale, throughout most of Asia, excluding Japan. Since the license agreement was executed, UCC opened one Tully’s store, which it closed in 2004, and has neither established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within the licensed territory. During the same period, Asia has been a strong growth market for specialty coffee companies. In November 2006, Tully’s notified UCC that the license agreement had terminated due to UCC’s breach for nonperformance.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington seeking declaratory relief that UCC is not in breach of the license agreement, that Tully’s is in breach, and that UCC is entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (including Tully’s trademark rights in the licensed territories). The suit further seeks to enjoin Tully’s from taking any action to decrease the value of the license rights, prohibiting Tully’s from terminating the license agreement, and for attorneys’ fees and costs. In December 2006, Tully’s filed its response to UCC’s complaint, and asserted counterclaims against UCC including a request for a declaratory judgment that the license agreement is terminated and damages for UCC’s breach of contract and misrepresentations. Tully’s also seeks an award of pre-judgment interest, attorneys’ fees and costs.

The litigation is in the early stages of discovery and trial has been scheduled for April 7, 2008. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims, but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. Tully’s has included in “other operating expenses” the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims (including $622,000 accrued at April 1, 2007) in the amount of $799,000 for Fiscal 2007.

In addition, from time to time, we become involved in various legal proceedings in the ordinary course of business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 29, 2007 we held our annual shareholders meeting (the “2006 Annual Meeting”). Our shareholders elected seven incumbent members to the Board of Directors to serve until the next annual shareholder meeting or until their respective successors shall be elected and qualified. The elected directors and the votes for and withheld were as follows:

Director	For	Withheld
Kathi Ainsworth-Jones	2,647,883	73,262
John K. Buller	2,674,295	46,849
Marc Evanger	2,662,601	58,543
John M. Fluke	2,669,358	51,787
Lawrence Hood	2,664,104	57,041
Gregory Hubert	2,670,514	50,631
Tom T. O’Keefe	2,630,665	90,480

Our shareholders also ratified the selection of our independent registered public accounting firm, Moss Adams, LLP, as follows:

VOTE
For	2,696,905
Against	12,813
Abstain	11,427

On June 27, 2007 we held a special meeting of the shareholders (the “2007 Special Meeting”). Our shareholders approved an amendment to our articles of incorporation to give effect to a one-for-eight reverse split of our outstanding common stock and approved an amendment to our articles of incorporation to eliminate the requirement for a minimum price per share as a condition for the automatic conversion of our Series A Preferred stock in a “Qualified Public Offering,” as follows:

VOTE
Effect a one-for-eight reverse split of our outstanding common stock
For	3,372,747
Against	160,111
Abstain	9,162

VOTE
Eliminate the minimum price per share requirement
For	3,384,022
Against	147,962
Abstain	10,035

On June 28, 2007, the preceding two amendments to our articles of incorporation became effective. Except where specifically indicated, all common share information (including information related to options and warrants to purchase common stock), all shareholder vote information, and all “per share” information related to our common stock in this report has been restated to reflect the one-for-eight reverse split.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of June 27, 2007 there were approximately 5,000 holders of record of Tully’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of April 1, 2007)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	303,350	$5.33	—
2004 Option Plan	254,785	$11.23	57,715
Equity compensation plans not approved by security holders*	210,569	$0.08	—

Total	768,704	$5.85	57,715

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 525,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of April 1, 2007, options for 303,350 shares were outstanding under the 1994 Option Plan and options for 121,234 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

On September 23, 2004, the board of directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan in December 2004. As of April 1, 2007, options to purchase 254,785 common shares were outstanding under the 2004 Stock Option Plan.

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

The Rights Offering

Before October 1999, our shareholders had a right to maintain their proportionate shareholdings in Tully’s by purchasing shares before we offered them to new investors. During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). The primary purpose of the rights offering was to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive rights that they may have had. We conducted the rights offering because we believed that our ability to engage in financing or strategic transactions could be limited by the potential risk of such possible future preemptive rights claims, but that such risk could be mitigated by a number of possible defenses, including the completion of the rights offering. The registration statement for the rights offering was declared effective January 11, 2005 and eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at January 6, 2005 received subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The rights offering closed on February 8, 2005. We received a total of $878,000 from the subscribers in this offering. Qualified subscriptions were received with gross proceeds to Tully’s of $701,000. In May 2005, we refunded $177,000 to subscribers for the ineligible subscriptions and issued certificates for 42,109 shares of common stock to the subscribers and we issued certificates for 180,888 shares of Series A Convertible Preferred Stock and warrants to purchase 11,285 shares of common stock to the subscribers for the investment units. We incurred offering costs of $458,000.

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2007, Fiscal 2006, and Fiscal 2005. The offer and sale of these securities were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Fiscal 2007

Stock Issued upon Exercise of Warrants—In December 2006, we issued 68,799 shares of common stock to one warrant holder for aggregate consideration of $27,520. In March 2007 we issued 34,271 shares of common stock to 19 warrant holders for aggregate consideration of $90,483. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

Stock Issued upon Settlement of a Claim—In October 2006, we issued 7,000 shares of our common stock, with an agreed value of $12.00 per share, to 64 members of a settlement class that filed an employment related lawsuit against us in February 2004. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

Fiscal 2006

Warrants to Guarantors—We issued warrants to purchase an aggregate of 28,734 shares of common stock with an exercise price of $0.40 per share to seven directors, shareholders, and former directors as compensation for guaranteeing the indebtedness under our credit facilities. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Stock Issued upon Exercise of Warrants—In May 2005, Tully’s issued 625 shares of common stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $1,650. In June 2005, Tully’s issued 312 shares of common stock to one warrant holder upon exercise of warrants for aggregate consideration to the company of $825. In October 2005, Tully’s issued a total of 354 shares of common stock to four warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $939. In January 2006, Tully’s issued a total of 972 shares of common stock to two warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $2,566. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Conversion of Series B Preferred Shares—Four holders of our Series B preferred shares converted 60,000 of their Series B preferred shares into an aggregate of 7,500 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Fiscal 2005

Warrants to Guarantors—We issued warrants to purchase an aggregate of 92,568 shares of common stock with an exercise price of $0.40 per share to 7 directors, shareholders, and former directors as compensation for guaranteeing the indebtedness under our credit facilities. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Stock Issued upon Exercise of Warrants—In May 2004, Tully’s issued 750 shares of Common Stock to one warrant holder upon exercise of warrants for aggregate consideration to Tully’s of $1,980. In December 2004, Tully’s issued 9,375 shares of Common Stock to three warrant holders upon exercise of warrants for aggregate consideration to Tully’s of $24,750. In January and February 2005, Tully’s issued 63,693 shares of its common stock to eighteen warrant holders upon exercise of warrants for aggregate consideration to the company of $33,624. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Conversion of Series B Preferred Shares—One holder of our Series B preferred shares converted 10,000 of their Series B preferred shares into an aggregate of 1,250 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for our company. The selected financial information set forth below under the captions “Results of Operations Data” for Fiscal 2007, Fiscal 2006 and Fiscal 2005, and the selected consolidated balance sheet data as of April 2, 2006, and April 1, 2007, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information set forth below under the captions “Results of Operations Data” for Fiscal 2004 and Fiscal 2003 and the selected consolidated balance sheet data as of April 3, 2005, March 28, 2004, and March 30, 2003 have been derived from our audited financial statements that are not included in this report.

The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Fiscal Years(1)
	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
	(dollars in thousads, except per share data)
Results of Operations Data(1, 2, 4)
Net Sales
Retail	$40,307	$40,617	$40,102	$38,194	$39,334
Wholesale	5,778	6,522	9,516	13,187	20,901
Specialty	4,715	3,629	4,362	6,864	1,647
Other	—	—	—	—	—
Total	50,800	50,768	53,980	58,245	61,882
Operating income (loss)	(6,834)	(1,846)	(3,695)	(1,313)	(9,486)
Net income (loss)	$(10,074)	$(2,595)	$(4,625)	$15,423	$(9,754)
Net Income (loss) per share:
Basic	$(4.92)	$(1.26)	$(2.21)	$6.97	$(4.27)
Diluted	$(4.92)	$(1.26)	$(2.21)	$2.42	$(4.27)
Shares used in calculation of net income (loss) per share (thousands):
Basic	2,047	2,056	2,095	2,212	2,283
Diluted	2,047	2,056	2,095	6,434	2,283

Balance Sheet Data
Total assets	$23,677	$20,017	$17,930	$21,527	$17,350
Long-term obligations (including current portion)(3)	6,843	6,446	6,883	3,402	5,297
Stockholders’ equity (deficit)	$(4,480)	$(6,671)	$(10,689)	$5,127	$(4,109)

Other Data (unaudited)
Earnings (loss) before interest, taxes, depreciation and amortization(4)	$(2,093)	$1,830	$2	$19,676	$(6,110)
Adjusted EBITDA(4)	$(3,149)	$484	$(720)	$(3,098)	$(5,039)
Comparable Store Sales Increase (Decrease)	(0.7)%	3.0%	(2.0)%	(2.1)%	3.9%
Retail Store Count at Period End:
Company-operated by Tully’s	100	94	92	88	90
Franchisee-operated (U.S.)	—	1	5	23	38

Total retail store count	100	95	97	111	128

International licensee stores(5)	113	174	245	—	—

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks, except for Fiscal 2005 which had 53 weeks. The 53rd week accounted for $955,000 in net sales in Fiscal 2005.

(2)	The cumulative effect of a change in accounting for goodwill in the amount of $3,018,000 was recorded in Fiscal 2003.
(3)	Long-term obligations (including current portion) at the end of each period shown are summarized as follows:

	Fiscal Years
	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
	(dollars in thousands)
Credit facility, current portion of long-term debt and capital lease obligations	$561	$1,145	$2,078	$2,209	$4,270
Long-term debt, net of current portion	3,106	2,167	600	28	19
Capital lease obligations, net of current portion	360	203	112	72	53
Other liabilities	—	—	1,093	1,093	955
Convertible promissory note, net of discount	2,816	2,931	3,000	—	—

Long-term obligations (including current portion)	$6,843	$6,446	$6,883	$3,402	$5,297

(4)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a financial measure we use to evaluate our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. Adjusted EBITDA further adjusts for the effects of certain unusual items and to exclude revenues associated with our terminated relationship with TCJ. See “Management’s Discussion and Analysis—Key Performance Measures and Definitions” for additional information regarding the nature and use of EBITDA and Adjusted EBITDA. See the table in “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to our reported amounts of net income (loss). See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a discussion of some of the limitations of EBITDA and Adjusted EBITDA as analytical tools.

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net income (loss):

	Fiscal Years
	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007
	(dollars in thousands)
Net income (loss)	$(10,074)	$(2,595)	$(4,625)	$15,423	$(9,754)
Add back cumulative effect of change in accounting principle	3,018	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(7,056)	(2,595)	(4,625)	15,423	(9,754)
Add back amounts for computation of EBITDA:
Interest income, interest expense, and loan guarantee fees	721	760	924	385	287
Income taxes	25	43	52	339	17
Depreciation and amortization	4,217	3,622	3,651	3,529	3,340

EBITDA	(2,093)	1,830	2	19,676	(6,110)

Add back (deduct) amounts for computation of Adjusted EBITDA:
Gain on sale of Japan Rights	—	—	—	(17,392)	—
Accelerated recognition of deferred license revenue from TCJ	—	—	—	(4,405)	—
Recognition of deferred license revenue from TCJ	(399)	(647)	(647)	(166)	—
TCJ license fees and royalties	(643)	(1,240)	(2,234)	(811)	—
Gain on sale of TCJ stock	(14)	—	—	—	—
Evaluation of TCJ business integration opportunity	—	541	129	—	—
UCC litigation costs	—	—	—	—	799
Settlement of litigation	—	—	1,628	—	72
Severance costs for then-president	—	—	402	—	200

Adjusted EBITDA	$(3,149)	$484	$(720)	$(3,098)	$(5,039)

(5)	As the result of the Japan Rights Sale, the Tully’s stores operated and franchised by TCJ in Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and TCJ have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for Fiscal 2007, Fiscal 2006 and Fiscal 2005, together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

Business Overview

We are a specialty retailer and wholesaler of hand-craft roasted, gourmet coffees. We generate revenues through three operating divisions:

•	Retail. Our retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores.

•

Wholesale. Our wholesale division sells our gourmet whole bean and ground coffees and Bellaccino bottled beverages to customers in the grocery, office coffee service and foodservice channels and to our franchisees.

•

Specialty. Our specialty division oversees the franchising of Tully’s Coffee retail stores and manages our foreign licensing and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to foreign customers.

Our Company History

Since our founding in 1992, our objective has been to make our gourmet coffees and genuine community coffeehouse experience the first choice for consumers in our markets. To achieve this goal, we have made significant investments in marketing and building our brand and have concentrated on opening company-operated retail stores and developing our wholesale business. We have filed reports under the Securities Exchange Act of 1934 since 1999.

Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt and through licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco, our two principal retail markets. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2007, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising.

In the second quarter of Fiscal 2006, we sold to our Japanese licensee the right to use our trademarks and other intellectual property assets and rights in connection with the operation of the Tully’s business in Japan. We received $17.5 million in cash proceeds in this transaction, which we refer to as the “Japan Rights Sale.” These proceeds were used to improve our liquidity, reduce borrowings, and to further develop our domestic retail and wholesale businesses without causing shareholder dilution.

Starting in Fiscal 2006 and continuing into Fiscal 2007, we have begun implementing strategies to improve our financial position and create a foundation for future growth. The proceeds from our proposed public offering, if it is completed, will be used in large part to continue implementing these strategies.

Growth Trends in Our Business

Retail Division.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations, store facilities and merchandising strategies. The ongoing goal of our retail division initiatives is to enhance our ability to open new company-operated stores, increase retail store average unit volume, increase comparable store sales and improve new store unit economics. As we accelerate new store development, we are simultaneously targeting operational improvements to enhance our retail margins and profitability. All of these initiatives are designed to collectively improve our sales and profitability.

The initiatives discussed above have catalyzed significant improvements to our retail operations, which we believe contributed to sequential comparable store sale increases of 3.6%, 7.0% and 7.2% in the last three fiscal quarters of Fiscal 2007. We will continue to implement initiatives designed to drive future comparable store sale increases. For Fiscal 2008, we are targeting comparable store sale increases in the range of 4% to 8%.

During Fiscal 2007 we opened six company-operated stores. We plan to open between 30 and 40 company-operated retail stores within the next 12 months, and a comparable or greater number in the following 12 months. New stores will be located primarily within our existing and adjacent geographic markets. Our goal is for new stores based on our 1,200 - 1,400 square foot model store to generate average annual unit volumes of approximately $650,000 after 24 months of operations.

Our average unit volume for Fiscal 2007, which does not include the impact of the six stores we opened in Fiscal 2007, increased to $432,000 from $420,000 in Fiscal 2006. Our goal is to increase average unit volume through continued comparable store sales growth and by opening new company-operated Tully’s coffee stores that meet our financial criteria.

Wholesale Division.

We have emphasized growth in our wholesale business as an important and less capital intensive complement to our retail business. In each of the past five years, we have grown our wholesale business by expanding our distribution footprint, acquiring new customers in existing territories, executing ongoing marketing, promotional and display programs and by introducing and selling new products. Sales from our wholesale business grew approximately 309% from $5,116,000 in Fiscal 2002 to $20,901,000 in Fiscal 2007, representing a compound annual growth rate, or CAGR, over this period of approximately 33%. Presently, our gourmet coffees are offered through approximately 4,000 grocery stores and through foodservice and office coffee service channels. We seek to further expand our wholesale business as we enter other regions of the United States and continue introducing and selling new products, such as our K-Cups and Bellaccino bottled beverages.

Specialty Division.

Our specialty business is focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At April 1, 2007 there were 38 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses. While U.S. franchising is not a material source of revenues at present, we intend to pursue disciplined franchisee development where practical. Additionally, we believe that many foreign markets offer untapped opportunities to establish and develop the Tully’s brand and generate revenues, primarily through joint ventures and licensing arrangements.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. For instance, we have recently disposed of certain product inventories which were incompatible with our refined merchandising strategies. This inventory disposal cost is reflected as higher cost of goods sold. We analyze retail division operating costs as a percentage of store sales.

We have increased spending on certain retail business initiatives to improve retail operations. For instance, in Fiscal 2007 we increased spending for employee recruitment and training. We also expensed various costs in connection with refurbishing or remodeling many of our stores. In Fiscal 2008, we are targeting improved efficiency in store labor staffing and supply usage.

Cost of goods sold and labor expenses typically run higher for new stores as a percentage of store sales when compared to mature stores. Generally, cost of goods sold and labor expense decrease as a percentage of store sales as new stores mature and store management and hourly employees gain efficiency operating those stores.

Wholesale Cost Trends. Wholesale costs of goods sold is generally higher as a percentage of revenue than retail cost of goods sold. Wholesale cost of goods sold is greatly affected by the cost of roasted coffee, which includes the cost of green coffee, packaging and production costs. Costs such as wholesale sales commissions and freight charges generally depend on related wholesale sales volumes. Other wholesale costs, such as salaries, are largely fixed in relation to sales growth, but increase as additional personnel are hired. Our recently introduced products, such as Bellaccino and K-Cups, generally have a higher cost of goods sold than traditional coffee products. We analyze these costs as a percentage of wholesale sales.

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base. We also incur legal and compliance costs in connection with our franchising operations. For Fiscal 2007, we incurred $799,000 of legal and other costs in connection with the UCC license termination. We believe U.S. franchising costs may decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to be fairly stable as a percentage of total sales, however we are currently targeting a long-term reduction in marketing expenses as a percentage of total sales. Our general and administrative costs are less discretionary than our marketing costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and the requirements associated with being a publicly-traded company. However, if sales increase as we expect, our general and administrative costs will decrease as a percentage of total sales.

Ongoing Strategic Initiatives to Improve Our Business

Pursuant to our strategic plan, we are executing on various initiatives to improve our overall business and prospects. Some of these initiatives have and will continue to involve expenses that negatively impact short-term operating results such as gross and operating margins for our wholesale and retail divisions. For example, initiatives to improve sales and increase customer visits, such as promotional discounts, display allowances and new product sampling costs, can negatively impact gross margins on wholesale sales. We also have increased spending for new product development, marketing and advertising, and increased training and start-up costs for new franchised stores. These expenditures, while strategically important to our business prospects, can negatively impact our operating margins at the retail, wholesale, specialty and overall corporate levels. We have and will continue to incur near- and intermediate-term expenses intended to produce future business improvements. Our strategic growth plan includes the following ongoing initiatives:

•	Hiring several key executives to strengthen our management team and operations;

•	Introducing new products and improving merchandising strategies in our retail and wholesale divisions;

•	Refurbishing most of our company-operated stores;

•	Refining our new store model to enhance target unit-level economics;

•	Improving our site selection and new store development processes;

•	More efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy;

•	Closing stores that fail to meet our performance requirements;

•	Fostering employee development and training, with an emphasis on customer service and operational efficiencies; and

•	Enhancing our marketing efforts to focus on the local communities of our stores.

We believe these strategic growth plan initiatives are improving many of the key measures we use to evaluate our financial and operating performance.

•	Retail division comparable store sales for the second quarter of Fiscal 2007 increased 3.6% compared to the same period in Fiscal 2006.

•	Retail comparable store sales for the third quarter of Fiscal 2007 increased 7.0% compared to the same period in Fiscal 2006.

•	Retail comparable store sales figures for the fourth quarter of Fiscal 2007 increased 7.2% compared to the same period in Fiscal 2006.

•	Wholesale sales for Fiscal 2007 increased 58.5% compared to Fiscal 2006.

We use key performance measures to evaluate the effectiveness of our strategic growth plan initiatives and make adjustments as appropriate. These key performance measures are described below.

Key Performance Measures and Definitions

•

Number of Retail Store Openings. The number of retail store openings reflects the number of new company-operated retail stores opened during a particular reporting period. The number of retail store openings portrays the level of priority we are placing on new store development, and is an indication of our success in executing our retail development strategy.

•

Franchisee Store Openings. Franchisee store openings reflect the number of U.S. franchised Tully’s stores opened during a particular reporting period. Franchisee store openings is an indication of future franchise royalty generation potential and of potential future wholesale product sales to franchisees.

•

Comparable Store Sales Growth. Comparable store sales is computed as the period-over-prior year period percentage change in total company-operated retail store sales for the comparable retail store base. In calculating comparable store sales growth, we include retail stores in the comparable retail store base if they are in operation throughout an entire period and the entire comparable prior year period. Comparable store sales are affected by changes in customer counts or the average sale per customer. Pricing strategies and the product sales mix can affect the average sale per customer. Comparable store sales changes also reflect the effects of (i) economic conditions, (ii) competition (both competitors’ new stores and our new stores), (iii) intensity and effectiveness of product innovation and marketing, and (iv) customer satisfaction with services and store facilities, among other factors.

•

Average Unit Volume. Average unit volume is computed as the average (mean) of total company-operated retail store sales for company-owned retail stores at least 12 months at the end of the measurement period. Average unit volume is an important measure of our financial performance for two reasons. First, increases in average unit volume may indicate the progress made through retail initiatives designed to generate incremental customer visits and purchases. Secondly, our success in opening new stores with higher than average unit volumes would increase the overall average unit volume after one year of these stores’ existence.

•

EBITDA. EBITDA is a financial measure we use to evaluate our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. We use EBITDA to assess the performance of our operating divisions and report this information to our board of directors. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense) and the impact of SFAS No. 142 (affecting depreciation and amortization expense). We use adjusted EBITDA in measuring our performance relative to that of our competitors and our Compensation Committee has in past years used and will continue to use EBITDA as one of the measures upon which incentive bonus plans for our executives are based. We expect to continue to incur these excluded items: interest income, interest expense based on our outstanding debt, income taxes, and depreciation and amortization as we will continue to have long-lived assets. Please see “—Non-GAAP Financial Measures” for more detail on each item we exclude in calculating EBITDA and a reconciliation of EBITDA to our reported amounts of net income (loss) and for a discussion of some of the limitations of EBITDA as an analytical tool.

•

Adjusted EBITDA. Adjusted EBITDA is a financial measure we use to evaluate our operating performance, excluding (1) the effects of certain unusual items, (2) revenues associated with our terminated relationship with Tully’s Coffee Japan, and (3) amounts excluded in the computation of EBITDA (financing costs, income taxes, and non-cash depreciation and amortization). We believe it is useful to eliminate these items (as well as financing costs, income taxes, and non-cash depreciation and amortization, as noted above) because it allows us to focus on what we believe is a more reliable indicator of our ongoing operating performance. We further believe that Adjusted EBITDA and the table reconciling Adjusted EBITDA to net income (loss) provide users with valuable insight into key components of GAAP amounts. We believe Adjusted EBITDA facilitates operating performance comparisons from period to period and company to company by backing out the items described above under “EBITDA” as well as the impact of revenue items and gains that are not expected to recur and are not reflective of our ongoing business enterprise, and the impact of unusual costs from corporate-level actions related to terminated merger discussions, executive severance and litigation. We use Adjusted EBITDA in addition to EBITDA in measuring our performance relative to that of our competitors, and our Compensation Committee will use Adjusted EBITDA as a measure upon which Fiscal 2008 incentive bonus plan for our executives will be based. Please see “—Non-GAAP Financial Measures” for more detail on each item we exclude in calculating Adjusted EBITDA and a reconciliation of Adjusted EBITDA to our reported amounts of net income (loss) and for a discussion of some of the limitations of Adjusted EBITDA as an analytical tool.

•	Retail Store Sales. Company-operated store revenues from sales of products, net of retail customer discounts.

•	Retail Cost of Goods Sold. Cost of goods sold, including beverage and food costs, at company-operated retail stores.

•	Retail Occupancy. All occupancy expenses for company-operated stores, including base and percentage rent, property taxes, and common area maintenance expense.

•

Retail Store Operating Expenses. Retail store labor, benefits and taxes, and all other retail store-level operating costs, including utilities, credit card fees, supplies, marketing, and repair and maintenance.

•	Wholesale Sales. Wholesale sales are reported net of allowances to our wholesale customers for retail distribution positions (“slotting allowances”) and marketing, promotional and display discounts.

•

Wholesale Sales Growth. Wholesale sales to grocery stores, office coffee service and foodservice channels reflect the impact of new customer acquisition, addition of new territories, new products, and pricing changes. Generally, wholesale sales experience seasonality associated with the grocery and foodservice channels, and a larger percentage of our wholesale sales occur in our second and third fiscal quarters.

•

Wholesale Grocery Store Distribution Points. Wholesale grocery store distribution points represent the number of grocery retail stores (supermarkets, drug stores, warehouse clubs, discount stores and other retailers with general grocery offerings) that offer Tully’s products for sale to retail consumers. This number is an approximation that we periodically determine from our retail customers and the distributors serving them. We believe the number of wholesale grocery store distribution points is indicative of the opportunity for grocery sales and of the geographic reach of our brand.

•	Wholesale Shipping Expenses. The costs of company-paid shipping for products sold to our wholesale customers.

•

Recognition of Deferred Revenue (Specialty). We accounted for the initial license fee received from UCC in 2001 as deferred revenue and are amortizing this amount into income through April 2009. The unamortized balance was $2,880,000 at April 1, 2007. These revenues will cease after they are fully amortized (at the end of Fiscal 2009 under this present amortization schedule). We expect to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation. See Note 13 of the Notes to the Consolidated Financial Statements.

•

Other Operating Expenses. Other operating expenses include direct selling and customer service costs of our wholesale division, and specialty division costs associated with our U.S. franchising and franchisee support, and international business development activities. The primary expense components are divisional management and staff compensation and related costs, travel, sales commissions, wholesale marketing and advertising, and legal costs related to franchising and international business development.

•

Marketing, General and Administrative Expenses. These costs are associated with corporate marketing, general and administrative functions that support our retail stores and our wholesale and specialty divisions, which provide infrastructure to facilitate successful execution of our growth strategies, and for the general administration of the Company. Components of this category include management and staff compensation and costs, stock option expense, travel, information systems, human resources, training, corporate rent, professional and consulting fees, and corporate insurance costs. We expect to record in marketing, general and administrative expenses approximately $416,000, $319,000 and $258,000 of additional stock option expense related to options outstanding as of April 1, 2007 in Fiscal 2008, 2009 and 2010, respectively.

•	Depreciation and Amortization. Depreciation and amortization expense is primarily the depreciation of property and equipment.

Non-GAAP Financial Measures

Certain of the measures described above that we use for internal management purposes are non-GAAP measures. We believe this managerial information is important supplemental information to investors. Regulation G under the Securities Act, as well as Regulation S-K and other provisions of the Securities Exchange Act of 1934, define and prescribe the conditions for use of certain non-GAAP financial information.

We use this information for internal managerial purposes and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with all other companies’ non-GAAP financial measures having the same or similar names. The non-GAAP financial measures we use are not prepared in accordance with and should not be considered an alternative to, measurements required by GAAP, such as sales, operating income, net income and income per share, and should not be considered measures of our liquidity. For information about our financial results as reported in accordance with GAAP, please see our Consolidated Financial Statements.

In particular, although EBITDA and Adjusted EBITDA may be used by management teams, securities analysts and others in their evaluation of companies, these measures have limitations as analytical tools. Some of the limitations of these measures are:

•	They do not reflect certain cash expenditures or our future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and these measures do not reflect any cash requirements for such replacements;

•	Other companies in our industry may calculate EBITDA or Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•	Expenses that are unusual in nature may still occur from time to time.

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net income (loss) (dollars in thousands):

	Fiscal Years
	Fiscal 2005	Fiscal 2006	Fiscal 2007
Net income (loss)	$(4,625)	$15,423	$(9,754)
Add back amounts for computation of EBITDA:
Interest income, interest expense, and loan guarantee fees	924	385	287
Income taxes	52	339	17
Depreciation and amortization	3,651	3,529	3,340

Earnings (loss) before interest, taxes, depreciation and amortization	2	19,676	(6,110)

Add back (deduct) amounts for computation of Adjusted EBITDA:
Gain on Japan Rights Sale(1)	—	(17,392)	—
Accelerated recognition of deferred license revenue from TCJ(2)	—	(4,405)	—
Recognition of deferred license revenue from TCJ(2)	(647)	(166)	—
TCJ license fees and royalties(2)	(2,234)	(811)	—
Evaluation of TCJ business integration opportunity(3)	129	—	—
UCC litigation costs(4)	—	—	799
Settlement of litigation(5)	1,628	—	72
Severance costs for then-president	402	—	200

Adjusted EBITDA	$(720)	$(3,098)	$(5,039)

(1)	As the result of the Japan Rights Sale, we recognized a gain of $17,392,000 and recognized $4,405,000 of deferred license revenue, as described in Note 13 of the Notes to the Consolidated Financial Statements.
(2)	After the Japan Rights Sale, we no longer receive license fee and royalty income from Tully’s Coffee Japan. As a result of the Japan Rights Sale, we recognized $4,405,000 of the deferred license revenue on an accelerated basis, as described in Note 13 of the Notes to the Consolidated Financial Statements, and no longer recognize amortization of deferred license revenue related to TCJ.
(3)	During Fiscal 2004 and Fiscal 2005, we incurred costs related to discussions with Tully’s Coffee Japan regarding the possibility of integrating our businesses.
(4)	During Fiscal 2007, we recorded the estimated costs related to litigation with UCC, as described in Note 13 of the Notes to the Consolidated Financial Statements.
(5)	In Fiscal 2005 we entered into a settlement agreement related to class action litigation, which was given final approval by the court in Fiscal 2007, as described in Note 16 of the Notes to the Consolidated Financial Statements.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Fiscal Years
	Fiscal 2005	Fiscal 2006	Fiscal 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	94	92	88
New stores	1	2	6
Closed stores	(3)	(6)	(4)

End of the period	92	88	90

Franchisee-operated stores
Stores at beginning of the period	1	5	23
New stores	4	18	15

End of the period	5	23	38

Total company-operated and franchised stores
Stores at beginning of the period	95	97	111
New stores	5	20	21
Closed stores	(3)	(6)	(4)

End of the period	97	111	128

STORE LOCATIONS BY STATE (end of period):
Washington	64	72	80
California	25	26	26
Arizona	1	6	13
Idaho	1	3	6
Oregon	6	4	3

TOTAL	97	111	128

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.8)%	(4.2)%	(0.7)%	(2.3	)%(a)
Fiscal 2006	(1.3)%	(1.4)%	(4.4)%	(1.1	)%(a)
Fiscal 2007	(2.6)%	3.6%	7.0%	7.2%

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

Results of Operations

	Fiscal Years
	Fiscal 2005	Fiscal 2006	Fiscal 2007
	(dollars in thousands)
Net Sales
Retail store sales	$40,102	$38,194	$39,334
Wholesale sales	9,516	13,187	20,901
Specialty—international product sales	41	11	6

Total sales of products	49,659	51,392	60,241
Specialty—U.S. franchising licenses, royalties and fees	—	30	189
Specialty—International license royalties and fees	2,234	812	12
Specialty—Recognition of deferred revenue	2,087	6,011	1,440

Total net sales	$53,980	$58,245	$61,882

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$13,596	$13,456	$14,293
Retail occupancy expenses	5,108	5,236	5,217
Wholesale	5,118	8,398	14,546
Specialty	35	7	5

Total	$23,857	$27,097	$34,061

Operating Expenses
Store operating expenses	$17,341	$17,095	$17,911
Other operating expenses:
Wholesale operating expenses	2,541	3,039	4,067
Specialty—U.S. franchising expenses	103	355	419
Specialty—international division expenses	119	144	933

Total other operating expenses	$2,763	$3,538	$5,419

Wholesale shipping expenses	$309	$489	$828
Marketing, general and administrative expenses	$7,754	$7,355	$9,641

Other Data
EBITDA	$2	$19,676	$(6,110)

Adjusted EBITDA	$(720)	$(3,098)	$(5,039)

For additional information about our operating divisions, see Note 21 of the Notes to the Consolidated Financial Statements.

	Fiscal Years
	Fiscal 2005		Fiscal 2006		Fiscal 2007
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	74.3%		70.9	%(a)	63.6%
Wholesale sales	17.6%		24.5	%(a)	33.8%
Specialty—international product sales	0.1%		0.0	%(a)	0.0%

Total sales of products	92.0%		95.5	%(a)	97.4%
Specialty—Licenses, royalties and fees	4.1%		1.5	%(a)	0.3%
Specialty—Recognition of deferred revenue	3.9%		3.0	%(a)	2.3%

Total net sales	100.0%		100.0%		100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	33.9%		35.2%		36.3%
Retail occupancy expenses	12.7%		13.7%		13.3%
Store operating expenses	43.2%		44.8%		45.5%

Wholesale Metrics
Amounts as Percent of wholesale sales
Wholesale cost of goods sold	53.8%		63.7%		69.6%
Wholesale operating expenses	26.7%		23.0%		19.5%
Wholesale shipping expenses	3.2%		3.7%		4.0%
Percentage Increase in Wholesale Sales vs. Previous Period	39.1	%(b)	45.4	%(b)	58.5%
Marketing, general and administrative expenses as percent of Total Net Sales	14.4%		13.7	%(c)	15.6%

Notes:

(a)	Percentages for Fiscal 2006 are pro forma amounts, to exclude the effects from the accelerated recognition of $4,405,000 of deferred license revenues due to the Japan Rights Sale. Including this amount, the percentages for Fiscal 2006 would be Retail store sales—65.6%, Wholesale sales—22.6% and Specialty—11.8%.
(b)	Amounts exclude the estimated effects of the 53rd week in Fiscal 2005.
(c)	Percentages exclude the effects from the accelerated recognition of $4,405,000 of deferred license revenues due to the Japan Rights Sale. Including this amount, the percentage would be 12.6% for Fiscal 2006.

Fiscal 2007 Compared To Fiscal 2006

Net Sales

Sales of products increased $8,849,000 or 17.2% to $60,241,000 for Fiscal 2007, as compared to $51,392,000 for Fiscal 2006. Sales of products increased $7,714,000 for the wholesale division and sales from company-operated retail stores increased $1,140,000. Although Fiscal 2006 included the one-time effects from the accelerated recognition of $4,405,000 of deferred license revenues, net sales increased $3,637,000, or 6.2%, to $61,882,000 as compared to net sales of $58,245,000 for Fiscal 2006.

The divisional increase in net sales was comprised as follows:

Total company Fiscal 2007 Compared To Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$1,140
Wholesale	7,714
Specialty (including in Fiscal 2006 $4,405 from accelerated recognition of deferred revenues)	(5,217)

Total company	$3,637

The retail sales increase represented a 3.0% increase compared to Fiscal 2006. For Fiscal 2007 comparable retail store sales grew 3.9%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Fiscal 2007 Compared To Fiscal 2006 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,335
Sales increase from new stores	2,710
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2006	(2,867)
Other	(38)

Total retail division	$1,140

Wholesale net sales increased $7,714,000, or 58.5%, to $20,901,000 for Fiscal 2007 from $13,187,000 for Fiscal 2006. The increase reflects a $5,215,000 sales increase in the grocery channel (due primarily to growth in the number of grocery retailers selling Tully’s coffee, increased sales to current grocery retailers, and sales of our new Bellaccino bottled beverages) and sales of our new K-Cup products.

Net sales for the specialty division decreased by $5,217,000 to $1,647,000 for Fiscal 2007 as compared to Fiscal 2006, primarily due to the one time accelerated recognition of $4,405,000 of deferred revenues in the prior year period and the cessation of license fees from TCJ, both as a result of the Japan Rights sale.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $6,964,000, or 25.7%, to $34,061,000 for Fiscal 2007 as compared to Fiscal 2006. Cost of goods sold and related occupancy costs increased to 56.5% of total sales of products for Fiscal 2007, compared to 52.8% for the corresponding period last year. The increase was primarily due to faster growth of our wholesale sales, which have a high product cost as a percentage of sales compared to our retail and specialty sales. Retail cost of goods sold increased from 35.2% in Fiscal 2006 to 36.3% in Fiscal 2006, reflecting increased product costs, product mix, and discounts reflected in sales for the stored value card loyalty programs introduced in Fiscal 2007. Retail occupancy cost of goods sold decreased from 13.7% in Fiscal 2006 to 13.3% in Fiscal 2007, reflecting the closing of stores with higher occupancy costs, opening of stores with lower relative occupancy costs, and increases in average unit volumes. Wholesale cost of goods sold increased from 63.7% in Fiscal 2006 to 69.6% in Fiscal 2007 reflecting lower margins on newly introduced products (including Bellaccino and K-Cups) and higher product costs.

Store operating expenses increased $816,000, or 4.8%, to $17,911,000 in Fiscal 2007 from $17,095,000 in Fiscal 2006 as the result of general cost increases, start-up costs at new stores, and the costs associated with programs to improve retail store service levels, including increases in store staffing and new training programs. As a percentage of retail sales, store operating expenses increased to 45.5% for Fiscal 2007 compared to 44.8% for Fiscal 2006.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $1,881,000 or 53.2% to $5,419,000 during Fiscal 2007 from $3,538,000 in Fiscal 2006. The increase reflects $1,028,000 of increased expenses incurred in connection with the expansion of our wholesale business, and $799,000 of legal fees and costs related to the UCC litigation (see Note 13 of the Notes to the Consolidated Financial Statements), as well as $64,000 additional costs associated with the opening and development of new U.S. franchised stores.

Marketing, general and administrative costs increased $2,286,000 or 31.1%, to $9,641,000 during Fiscal 2007 from $7,355,000 in Fiscal 2006. This increase was primarily due to costs associated with the business improvement initiatives described above, and included increased marketing and advertising costs of $1,168,000 and $378,000 for the expansion of retail training programs and support staff. Severance and related costs of $200,000 were incurred in Fiscal 2007, as compared to $68,000 of severance and related costs incurred in Fiscal 2006. Additionally, stock option expenses for Fiscal 2007 increased $248,000 as compared to the prior year period due to the effects of new stock option grants and the adoption of SFAS 123(R).

Depreciation and amortization expense decreased $189,000, or 5.4%, to $3,340,000 for Fiscal 2007 from $3,529,000 for Fiscal 2006.

Other Income (Expense)

During Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights sale (see Note 13 of the Notes to the Consolidated Financial Statements), which did not recur in Fiscal 2007.

Interest expense decreased $184,000 or 34.9% to $343,000 for Fiscal 2007 as compared to $527,000 for Fiscal 2006, reflecting a lower average balance on our credit line and repayment of our convertible note.

Income Taxes

Income tax expense decreased by $322,000 to $17,000 for Fiscal 2007, as compared to $339,000 during Fiscal 2006 (which reflected the estimated income tax and Alternative Minimum Tax, or AMT, consequences from the Japan Rights sale in Fiscal 2006).

At April 1, 2007, we had tax net operating loss carryforwards of approximately $37,000,000 that expire between 2013 and 2027. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, “Accounting for Income Taxes,” we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Net Income (Loss)

As a result of the factors described above, we had a loss of $9,754,000 for Fiscal 2007 as compared to the net income of $15,423,000 for Fiscal 2006.

EBITDA

As a result of the factors described above, we had negative EBITDA of $6,110,000 for Fiscal 2007 as compared to EBITDA of $19,676,000 during Fiscal 2006.

Adjusted EBITDA

As a result of the factors described above, we had negative Adjusted EBITDA of $5,039,000 for Fiscal 2007 as compared to negative Adjusted EBITDA of $3,098,000 during Fiscal 2006.

Fiscal 2006 Compared To Fiscal 2005

Net Sales

Our net sales for Fiscal 2006 increased $4,265,000 (or 7.9%) to $58,245,000 as compared to net sales of $53,980,000 for Fiscal 2005. Sales of products increased by $1,733,000, or 3.5%, as the result of increased product sales in our wholesale division, partially offset by decreased sales from company-operated retail stores as described below, and offset by the effects of having 52 weeks of product sales in our retail and wholesale divisions in Fiscal 2006 as compared to 53 weeks in Fiscal 2005 (this extra week in Fiscal 2005 represented an estimated $955,000 of product sales). As the result of the Japan Rights Sale and the related termination of our license and supply agreements with TCJ, there was a one-time accelerated recognition of $4,405,000 of deferred license revenue in the specialty division in Fiscal 2006, and licenses, royalties and fees decreased due to the cessation of such fees from TCJ after July 31, 2005. The divisional increase (decrease) in net sales was comprised as follows:

Total company Fiscal 2006 compared to the Fiscal 2005 (dollars in thousands)	Increase (decrease) in Net Sales
Retail	$(1,908)
Wholesale	3,671
Specialty (including $4,405 in Fiscal 2006 from accelerated recognition of deferred revenues)	2,502

Total Company	$4,265

The retail sales decrease of 4.8% included a 2.1% comparable store sales decrease, compared to retail sales for Fiscal 2005. The factors comprising this sales decrease are summarized as follows:

Retail division Components of net sales increase Fiscal 2006 compared to the Fiscal 2005 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable Stores Sales Decrease	$(774)
Sales Decrease From Stores Closed in Fiscal 2006 and Fiscal 2005	(906)
Sales Increase From New Stores	570
Other	(66)
Estimated Sales from 53rd Week in Fiscal 2005	(732)

Total Retail Division	$(1,908)

Wholesale net sales increased $3,671,000, or 38.6%, to $13,187,000 for Fiscal 2006, from $9,516,000 for Fiscal 2005. The increase reflects a $2,782,000 sales increase in the grocery channel, due to growth in the number of supermarkets selling Tully’s coffees and expanded product selections in current supermarkets, combined with increased sales in foodservice channels. Fiscal 2005 included a 53rd week, for which we estimate that wholesale sales totaled $223,000.

Net sales for the specialty division increased by $2,502,000, or 57.4%, to $6,864,000 in Fiscal 2006 from $4,362,000 in Fiscal 2005, reflecting the one-time accelerated recognition of $4,405,000 of deferred license revenue in Fiscal 2006, offset by the other effects of the Japan Rights sale as described above.

Operating Expenses

Cost of goods sold and related occupancy costs increased $3,240,000, or 13.6%, to $27,097,000 for Fiscal 2006 as compared to $23,857,000 in Fiscal 2005. Cost of goods sold and related occupancy costs increased to 52.7% of total sales of products for Fiscal 2006, compared to 48.0% for the corresponding period of Fiscal 2005. The increase was primarily due to a greater shift in sales to the wholesale division which experience higher cost products as a percent to net sales.

During Fiscal 2006, we introduced new products to customers with promotions that included “free trial” and discount pricing offers. These initiatives were intended to grow our retail customer traffic and sales. Retail cost of goods sold increased from 33.9% of retail sales in Fiscal 2005 to 35.2% in Fiscal 2006, reflecting these promotions and higher product costs. Retail occupancy cost increased from 12.7% in Fiscal 2005 to 13.7% in Fiscal 2006 as the result of increasing costs while comparable store sales declined. Wholesale cost of goods sold increased from 53.8% of wholesale sales in Fiscal 2005 to 63.8% in Fiscal 2006, reflecting higher product costs, principally coffee, and higher levels of sales discounts and allowances.

During Fiscal 2006, we implemented programs to improve retail store service levels, including increases in store staffing and new training programs. Store operating expenses decreased $246,000, or 1.4%, to $17,095,000 for Fiscal 2006 as compared to $17,341,000 in Fiscal 2005 as the result of $129,000 of costs from the 53rd week in Fiscal 2005 and cost reductions associated with the closure of stores not meeting our financial requirements, offset by costs of new stores and increased labor costs. As a percentage of net sales from company-operated stores, store operating expenses increased to 44.8% for Fiscal 2006 as compared to 43.2% for Fiscal 2005.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $775,000 or 28.0% to $3,538,000 for Fiscal 2006 as compared to $2,763,000 in Fiscal 2005, reflecting $398,000 of additional expenses incurred in connection with the expansion of our wholesale business, and $236,000 of increased costs incurred by the specialty division for the acquisition and development of new U.S. franchise relationships and new markets.

Marketing, general and administrative costs decreased $219,000, or 2.7%, to $7,844,000 for Fiscal 2006 as compared to $8,063,000 for Fiscal 2005, reflecting the inclusion in Fiscal 2005 of severance and related costs of $402,000 from the resignation of our then-president and an estimated $36,000 of costs from the 53rd week in Fiscal 2005.

Depreciation and amortization expense decreased $122,000, or 3.3%, to $3,529,000 for Fiscal 2006 as compared to $3,651,000 in Fiscal 2005, reflecting a lower level of depreciable asset book value in Fiscal 2006 and an estimated $68,000 of expense from the 53rd week in Fiscal 2005.

During Fiscal 2004 we entered into preliminary discussions with TCJ about the possibility of integrating our business with TCJ, which were terminated in Fiscal 2005. In Fiscal 2005, we incurred associated fees and other expenses of $129,000, but we did not incur such fees in Fiscal 2006.

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

Interest expense decreased $43,000, or 7.5%, to $527,000 for Fiscal 2006 as compared to $570,000 during Fiscal 2005 due to lower outstanding debt during Fiscal 2006, partially offset by the effects of higher interest rates on outstanding debt during Fiscal 2006 as compared to Fiscal 2005, and $32,000 of interest expense from a multi-year state tax audit completed in Fiscal Quarter Fiscal 2006.

During Fiscal 2006 we incurred loan guarantee fee expense of $66,000 from the non-cash compensation (paid with warrants) to the guarantors of the credit facility, as compared to $357,000 in Fiscal 2005. The decrease resulted primarily from the repayment of the related debt.

Income Taxes

Income tax expense increased $287,000 to $339,000 for Fiscal 2006 as compared to $52,000 during Fiscal 2005 due to the income tax consequences from the Japan Rights sale in Fiscal 2006, offset by a reduction in foreign tax expense associated with the cessation of taxable revenues from TCJ after July 31, 2005. The gain recognized on the Japan Rights sale is generally sheltered from income tax due to our net operating loss carryforwards, but in Fiscal 2006 we recognized $335,000 of state income taxes and AMT related to this sale.

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

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Fiscal Years
	Fiscal 2005	Fiscal 2006	Fiscal 2007
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(4,625)	$15,423	$(9,754)
Gain on Japan Rights Sale	—	(17,392)	—
Adjustments for depreciation and other non-cash operating statement amounts	2,246	(1,929)	2,526

Net income (loss) adjusted for non-cash operating statement amounts	(2,379)	(3,898)	(7,228)
Deferred revenue cash received	—	25	(25)
Cash provided (used) for other changes in assets and liabilities	3,723	(3,208)	3,346

Net cash provided by (used in) operating activities	1,344	(7,081)	(3,907)
Net cash proceeds from Japan Rights sale	—	17,392	—
Purchases of property and equipment	(564)	(2,369)	(1,763)
Net borrowings (repayments) of debt and capital leases	(909)	(4,004)	1,624
Other	319	6	95

Net increase (decrease) in cash and cash equivalents	$190	$3,944	$(3,951)

Overall, our operating activities, investing activities, and financing activities used $3,951,000 of cash during Fiscal 2007 as compared to $3,944,000 of cash provided during Fiscal 2006 and $190,000 provided in Fiscal 2005.

In the second quarter of Fiscal 2006, we sold to our Japanese licensee the right to use our trademarks and other intellectual property assets and rights in connection with the operation of the Tully’s business in Japan. We received $17.5 million in cash proceeds in this transaction. We used these proceeds to improve our liquidity without shareholder dilution, reduce our debt, and for the development of our domestic retail and wholesale businesses.

Cash used in operating activities for Fiscal 2007 was $3,907,000, a change of $3,174,000 compared to Fiscal 2006 when operating activities used cash of $7,081,000. This related primarily to a $6,109,000 difference in cash used for accounts payable and accrued liabilities: during Fiscal 2007, increased levels of accounts payable and accrued liabilities provided $3,575,000 of cash, but in Fiscal 2006 cash of $2,534,000 was used to decrease accounts payable and accrued liabilities. Additionally, increased accounts receivable used cash of $1,844,000 during Fiscal 2007, primarily as the result of increased wholesale sales and the timing of customer payments, and increased inventories used cash of $117,000 as the result of higher coffee costs and increased stocking levels for some products in support of sales increase objectives.

Investing activities used cash of $1,795,000 in Fiscal 2007, which included $1,763,000 of capital expenditures relating to the business improvement initiatives described above (including six new company-operated stores, remodels of several company-operated stores, new equipment or furniture for many of our existing company-operated stores, and equipment for our wholesale division).

Financing activities provided cash of $1,751,000 in Fiscal 2007, used cash of $3,998,000 in Fiscal 2006, and used cash of $590,000 in Fiscal 2005. In each year, the primary financing activity was borrowing and repayment of debt and capital leases. In Fiscal 2005, the shareholder rights offering provided cash of $243,000 (after payment of offering costs).

Contractual Commitments

We did not have any off-balance sheet arrangements as of April 1, 2007. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of April 1, 2007:

	Payments Due by Fiscal Year
	Total	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter
	(dollars in thousands)
Northrim facility	$4,053	$4,053	$—	$—	$—	$—	$—
Other debt	194	175	9	10	—		—
Capital leases	95	42	23	17	12	1	—
Store operating leases	16,722	4,650	4,243	3,685	1,941	732	1,471
Green coffee purchases(1)	6,907	6,907	—	—	—		—
Executive severance(2)	93	93	—	—	—		—

	$28,064	$15,920	$4,275	$3,712	$1,953	$733	$1,471

(1)	As of April 1, 2007, we had approximately $6,900,000 of coffee purchase contracts with fixed-price coffee purchase commitments. Since April 1, 2007, we have entered into additional coffee purchase contracts.
(2)	Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of June 15, 2007, the aggregate contingent obligation for severance to these individuals was approximately $805,000. Accrued liabilities at April 1, 2007 include accrued severance costs related to our former president in the amount of $93,000.

Liquidity and Capital Resources

As of April 1, 2007 we had cash and cash equivalents of $1,430,000, and a working capital deficit of $8,678,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

Cash requirements for Fiscal 2008, other than normal operating expenses and the commitments described in the consolidated financial statements and notes and summarized above, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. In the next twelve months, we expect to open between 30 and 40 company-operated stores, depending upon the amount and timing of the capital raised for this purposes, as described below. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

Liabilities at April 1, 2007 include deferred licensing revenue in the aggregate amount of $2,889,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. We believe it is unlikely that any substantial performance will be required by Tully’s relative to this deferred licensing revenue.

On April 27, 2007, we filed a registration statement for a proposed underwritten offering of our common stock. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. We plan to use the proceeds of our proposed public offering, if it is completed, for growth of our business, repayment of debt, and for general corporate purposes.

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital and issued the Benaroya Note to evidence that indebtedness. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007), and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after the lender has given Tully’s notice that the lender, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. As additional consideration for the loan, the Company has granted warrants to purchase a total of 72,191 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital. The warrants become exercisable on the earliest to occur of (a) the completion of the Company’s first underwritten public offering of common stock; (b) immediately prior to a change of control event (as defined in the warrant); or (c) April 26, 2008, and will expire during 2012. We will recognize non-cash interest expense of approximately $624,000 during the period that the Benaroya credit facility is in place, based on the fair value of the warrants at the respective date of grant. Loan fees of $100,000 (on the initial Benaroya note) and $482,000 (in connection with the establishment of the

Benaroya credit facility) will also be recognized as interest expense during the periods that the Benaroya credit facility is in place. At July 12, 2007, $4,482,000 was outstanding under the Benaroya Note, inclusive of the commitment fee related to the establishment of the Benaroya credit facility. The Benaroya credit facility generally allows additional monthly borrowings of $500,000 ($750,000 for August and September 2007) up to the maximum of $10 million. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). We will recognize non-cash warrant costs of approximately $181,400 and the $167,100 commitment fee as loan guaranty costs during the period that this second guaranty is in effect. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our Northrim credit facility or grant any other security interest in our assets without the prior written consent of these guarantors. In June 2007, we renewed our secured credit facility with Northrim as described in Note 11 of the Notes to the Consolidated Financial Statements.

We believe that the net proceeds of the proposed common stock offering, together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements including store development for at least the next 12 months. Beyond the next 12 months, additional financing may be needed to fund working capital and store development. If we do not complete the proposed common stock offering, or if it should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business. In this event, we would rely upon our existing debt facilities, including the Northrim credit facility and the Benaroya credit facility, together with anticipated cash flows from operations, which we believe would be sufficient to satisfy our working capital and operating requirements at a lower level of business growth, for at least the next 12 months. However, all of these debt facilities have maturities prior to the end of August 2008 and would need to be renewed or refinanced. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in “Risk Factors,” may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. We could be required to substantially reduce the number of new company-operated stores opened in Fiscal 2008, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

Seasonality

Our business is subject to moderate seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to each of our operating divisions. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our franchisees) or the closure of stores not meeting our expectations. Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. Note that our preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following critical accounting policies affect our more significant judgments and estimates used in our consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. Our critical accounting policies relate particularly to (1) revenue recognition, (2) evaluation of long-lived assets for impairment, (3) lease termination reserves, and (4) share based payments.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Customer payments received on the issuance and replenishment of our Tully’s coffee cards (stored value payment cards) are deferred and recognized as revenues when the cards are redeemed, net of the estimated amounts of customer incentives and discounts associated with the cards. Management’s judgment is involved in determining the applicable timing for recognition of these incentives and discounts in revenues. Sales for the wholesale and specialty divisions are recognized upon shipment of the products. Allowances to wholesale customers for retail display and distribution positions (such as “slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other wholesale sales discounts and allowances are recognized in the period earned by the customer. In some instances, the amounts of an allowance or discount will depend upon the actual performance of a customer for a particular program (such as the number of packages of Tully’s product sold in a particular period of time). The actual performance for the program will be determined by the customer and Tully’s after the program is completed. Tully’s initially records management’s estimate of the expected results for such programs, and then an adjustment is made, as necessary, when the actual results are reported to Tully’s.

Revenues from advance license fees and similar agreements are recognized on the straight-line basis over the expected life of the agreements (ranging from eight to fifteen years). Management’s judgment is involved in determining the applicable amortization periods for these advance license fees. Royalty revenues for specialty licensees are recognized in accordance with the license agreements based upon sales at specific licensee store locations. Coffee roasting fees are recognized when the licensee that is subject to the fee purchases coffee. Initial franchise fees for new stores franchised by Tully’s are recognized when Tully’s has completed the services required to earn these fees and make them non-refundable, which is generally upon opening of a store. Royalty revenues from franchisee operated stores are recognized according to the relevant franchise agreements.

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

Share Based Payments

We grant stock options to purchase our common stock to certain employees under the 2004 Stock Option Plan. Additionally, we have outstanding options that were granted under an earlier stock option plan. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123, or SFAS 123 R, “Share-Based Payment,” which we adopted effective April 3, 2006. We elected to use the modified prospective application in adopting SFAS 123 R and, therefore, have not restated our results for prior periods. The valuation provisions of SFAS 123 R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

SFAS 123 R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in April 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” or SFAS 157. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In June 2006, the Emerging Issues Task Force, or EITF, issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3. EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Adoption of EITF 06-3 did not have a material impact to our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP EITF 00-19-2. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the United States Securities Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 1, 2007, we had approximately $6,900,000 in fixed price purchase commitments. Since April 1, 2007, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $800,000 to $1,000,000 annually if we were unable to adjust our retail prices.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

We have audited the accompanying consolidated balance sheets of Tully’s Coffee Corporation as of April 1, 2007 and April 2, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the periods ended April 1, 2007, April 2, 2006, and April 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tully’s Coffee Corporation as of April 1, 2007 and April 2, 2006, and the consolidated results of its operations and its cash flows for each of the periods ended April 1, 2007, April 2, 2006, and April 3, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17 to the consolidated financial statements, the Company adopted a new principle of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123 R, Share-Based Payment.

Moss Adams LLP

Seattle, Washington

July 12, 2007

Tully’s Coffee Corporation

Consolidated Balance Sheets

	April 2, 2006	April 1, 2007
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$5,381	$1,430
Accounts receivable, net of allowance for doubtful accounts of $149 and $295 at 2006 and 2007, respectively	2,305	3,970
Inventories	3,140	3,023
Prepaid expenses and other current assets	853	778

Total current assets	11,679	9,201
Property and equipment, net	8,611	7,115
Goodwill, net	456	456
Other intangible assets, net	405	273
Other assets	376	305

Total assets	$21,527	$17,350

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,398	$5,957
Accrued liabilities	2,779	3,897
Credit line and current portion of long-term debt	2,126	4,228
Current portion of capital lease obligations	83	42
Deferred revenue	2,486	3,755

Total current liabilities	10,872	17,879
Long-term debt, net of current portion	28	19
Capital lease obligation, net of current portion	72	53
Other liabilities	1,093	955
Deferred lease costs	1,421	1,129

Deferred revenue, net of current portion	2,914	1,424

Total liabilities	16,400	21,459

Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 and 15,559,152 issued and outstanding at 2006 and 2007, respectively; stated value of $2.50 per share and a liquidation preference of $38,898 (2006) and $38,898 (2007)	34,639	34,639
Common stock, no par value; 120,000,000 shares authorized at 2006 and 2007; 2,220,992 and 2,406,570 shares issued and outstanding at 2006 and 2007, respectively, with a liquidation preference of $39,981 (2006) and $43,322 (2007)	9,610	9,822
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 4,920,709 and 4,920,709 issued and outstanding at 2006 and 2007, respectively, stated value of $2.50 per share and a liquidation preference of $12,302 (2006) and $12,302 (2007)	10,911	10,911
Additional paid-in capital	28,339	28,645
Accumulated deficit	(78,372)	(88,126)

Total stockholders’ equity (deficit)	5,127	(4,109)

Total liabilities and stockholders’ equity (deficit)	$21,527	$17,350

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$40,102	$38,194	$39,334
Wholesale sales	9,516	13,187	20,901
Specialty sales of products	41	11	6

Total sales of products	49,659	51,392	60,241
Licenses, royalties, and fees	2,234	842	201
Recognition of deferred revenue	2,087	6,011	1,440

Net sales	53,980	58,245	61,882

Cost of goods sold and operating expenses
Retail cost of goods sold	13,596	13,456	14,293
Retail occupancy expenses	5,108	5,236	5,217

Total retail cost of goods sold and related occupancy expenses	18,704	18,692	19,510
Wholesale cost of goods sold	5,118	8,398	14,546
Specialty cost of goods sold	35	7	5

Cost of goods sold and related occupancy expenses	23,857	27,097	34,061
Store operating expenses	17,341	17,095	17,911
Other operating expenses	2,763	3,538	5,419
Wholesale shipping expenses	309	489	828
Marketing, general and administrative costs	7,754	7,355	9,641
Depreciation and amortization	3,651	3,529	3,340
Settlement of litigation	1,628	—	72
Evaluation of business integration opportunity	129	—	—
Impairment of long-lived assets	200	236	—
Store closure and lease termination costs	43	219	96

Total cost of goods sold and operating expenses	57,675	59,558	71,368

Operating loss	(3,695)	(1,313)	(9,486)
Other income (expense)
Interest expense	(570)	(527)	(343)
Interest income	3	208	56
Gain on sale of Japan Rights	—	17,392	—
Miscellaneous income	46	68	36
Loan guarantee fee expense	(357)	(66)	—

Total other income (expense)	(878)	17,075	(251)

Income (loss) before income taxes	(4,573)	15,762	(9,737)
Income tax expense	52	339	17

Net income (loss)	$(4,625)	$15,423	$(9,754)

Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$(2.21)	$6.97	$(4.27)
Earnings (loss) per share—diluted	$(2.21)	$2.42	$(4.27)
Weighted average shares used in computing basic and diluted earnings (loss) per share (in thousands)
Earnings (loss) per share—basic	2,095	2,212	2,283
Earnings (loss) per share—diluted	2,095	6,434	2,283

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, April 2, 2006, and April 1, 2007

	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued		Additional paid-in capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Series A Shares	Series A Amount	Shares	Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, March 28, 2004	15,378,264	$34,483	4,990,709	$11,066	—	$—	2,061,288	$9,286	—	$—	$27,738	$(74)	$(89,170)	$(6,671)
Issuance of common stock warrants as compensation for loan guarantees											226			226
Exercise of stock options							32,760	16						16
Issuance of stock options											58	(58)		—
Conversion of Series B to Common			(10,000)	(22)			1,250	22						—
Amortization of deferred stock compensation												110		110
Cancellation of stock options											(48)			(48)
Exercise of common stock warrants							73,818	60						60
Proceeds from rights offering					180,888	452			42,109	249				701
Stock offering costs						(295)				(163)				(458)
Net loss													(4,625)	(4,625)

Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	2,169,116	$9,384	42,109	$86	$27,974	$(22)	$(93,795)	$(10,689)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, April 2, 2006, and April 1, 2007

(continued)

	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued		Additional paid-in capital	Deferred Stock Compensation	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Series A Shares	Series A Amount	Shares	Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	2,169,116	$9,384	42,109	$86	$27,974	$(22)	$(93,795)	$(10,689)
Issuance of common stock warrants as compensation for loan guarantees											254			254
Exercise of stock options							4				—			—
Issuance of stock options											42			42
Conversion of Series B to Common			(60,000)	(133)			7,500	133						—
Amortization of deferred stock compensation												22		22
Stock option expense											69			69
Exercise of common stock warrants							2,263	6						6
Issuance of shares from Rights Offering	180,888	156			(180,888)	(157)	42,109	87	(42,109)	(86)				—
Net income													15,423	15,423

Balance, April 2, 2006	15,559,152	$34,639	4,920,709	$10,911	—	$—	2,220,992	$9,610	—	$—	$28,339	$—	$(78,372)	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended April 3, 2005, April 2, 2006, and April 1, 2007

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 2, 2006	15,559,152	$34,639	4,920,709	$10,911	2,220,992	$9,610	$28,339	$(78,372)	$5,127
Exercise of common stock warrants					103,070	119			119
Exercise of stock options					75,508	9			9
Issuance of common stock under terms of legal settlement					7,000	84			84
Stock option expense							306		306
Net loss								(9,754)	(9,754)

Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$(88,126)	$(4,109)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(4,625)	$15,423	$(9,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,651	3,529	3,340
Impairment of long-lived assets	200	236	—
Store closure costs charged to operations	43	219	96
Loss on sale of property and equipment	21	5	—
Gain on sale of Japan Rights	—	(17,392)	—
Stock option expense	62	114	362
Provision for doubtful accounts	103	220	180
Loan guarantee fee expense	357	66	—
Non-cash interest expense	124	—	—
Recognition of deferred revenue	(2,315)	(6,318)	(1,452)
Changes in assets and liabilities
Accounts receivable	(902)	(813)	(1,844)
Inventories	(124)	(600)	117
Prepaid expenses and other current assets	19	631	533
Accounts payable	2,463	(1,241)	2,559
Accrued liabilities	1,027	(1,293)	1,016
Other liabilities	1,093	—	—
Deferred revenue	228	303	1,257
Deferred lease costs	(81)	(195)	(292)
Deferred licensing revenue cash received	—	25	(25)

Net cash provided by (used in) operating activities	1,344	(7,081)	(3,907)

Cash flows from investing activities
Net proceeds from Japan Rights sale	—	17,392	—
Purchases of property and equipment	(560)	(2,307)	(1,763)
Other	(4)	(62)	(32)

Net cash (used in) provided by investing activities	(564)	15,023	(1,795)

Cash flows from financing activities
Gross borrowings (repayments) under credit lines	(591)	(465)	2,152
Payments on long-term debt (including convertible note) and capital leases	(318)	(3,539)	(528)
Proceeds from exercise of stock options and warrants	76	6	127
Proceeds from rights offering	243	—	—

Net cash (used in) provided by financing activities	(590)	(3,998)	1,751

Net increase in cash and cash equivalents	190	3,944	(3,951)
Cash and cash equivalents
Beginning of period	1,247	1,437	5,381

End of period	$1,437	$5,381	$1,430

Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$296	$622	$296
Non-cash investing and financing activity
Insurance premiums financed through note payable	543	535	544
Purchases of property and equipment through capital leases	40	83	27
Liability paid through issuance of stock	—	—	84

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Notes to Consolidated Financial Statements

1. The Company and significant accounting policies

The Company and nature of operations

Tully’s Coffee Corporation was formed in 1992. In these consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation. Tully’s hand roasts premium specialty coffees that are sold through retail specialty coffee stores operating under the Tully’s brand and are also sold through our Wholesale division to domestic customers in the foodservice, supermarket, restaurant, office coffee service and institutional channels. Tully’s-branded retail stores are operated by our Retail division and are also operated by other parties under license or franchise. Tully’s stores sell our high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that feature our coffees and our premium softened ice cream. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment.

The company-operated and franchised Tully’s retail stores operating in the United States are summarized as follows:

	April 3, 2005	April 2, 2006	April 1, 2007
STORE LOCATIONS BY STATE :
Washington	64	72	80
California	25	26	26
Arizona	1	6	13
Idaho	1	3	6
Oregon	6	4	3

TOTAL	97	111	128

Our Specialty division is responsible for our U.S. franchising activities (exclusive of any product sales to these customers, which are included in the Wholesale division) and for our international business activities (see Note 13). For purposes of these consolidated financial statements, the terms “franchise” and “license” are used interchangeably.

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ended April 1, 2007 (“Fiscal 2007”) included 52 weeks, the fiscal year ended April 2, 2006 (“Fiscal 2006”) included 52 weeks, while our fiscal year ending April 3, 2005 (“Fiscal 2005”) included 53 weeks. Each of the fiscal years ending March 28, 2004 (“Fiscal 2004”) and March 30, 2003 (“Fiscal 2003”) included 52 weeks. The fiscal year ending March 31, 2008 (“Fiscal 2008”) will have 52 weeks.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Spinelli Coffee Company and Tully’s Bellaccino, llc. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On June 28, 2007, our articles of incorporation were amended to effect a one-for-eight reverse stock split of our common stock, as described in Note 18. All common share information (including information related to options and warrants to purchase common stock) and all “per share” information related to our common stock in the consolidated financial statements have been restated to reflect the one-for-eight reverse split.

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

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution facility and our authorized vendors. We purchase our green coffee beans from several vendors and are not significantly dependent on any single source of supply.

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

Other intangible assets

Other intangible assets include leasehold interests, trademark and associated design costs, covenants not to compete, and other assets. Amortization of leasehold interests is provided over the applicable lease term as defined under generally accepted accounting principles. Other intangible assets are amortized on the straight-line method over estimated lives of 5 to 15 years.

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

Our Retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores. We complement our Retail division’s operations with additional channels for distribution of our branded products, which we manage as separate business segments: (1) our Specialty division, which sells Tully’s coffee and related products and supplies to our foreign licensees and manages the relationships with these licensees and our U.S. franchisees, and (2) our Wholesale division, which sells Tully’s coffee and related products and supplies to domestic resellers in the supermarket, foodservice, restaurant, office coffee service, and institutional channels, including our U.S. franchisees. The Wholesale division is also responsible for our mail order and Internet sales activities.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Customer payments received on the issuance and replenishment of our Tully’s coffee cards (stored value payment cards) are deferred and recognized as revenues when the cards are redeemed, net of the estimated amounts of customer incentives and discounts associated with the cards. Management’s judgment is involved in determining the applicable timing for recognition of these incentives and discounts in revenues. Sales for the wholesale and specialty divisions are recognized upon shipment of the products. Allowances to wholesale customers for retail display and distribution positions (such as “slotting” allowances) are recognized as a reduction in sales, reducing gross profits until fully amortized (typically a period of two to six months). Other wholesale sales discounts and allowances are recognized in the period earned by the customer. In some instances, the amounts of an allowance or discount will depend upon the actual performance of a customer for a particular program (such as the number of packages of

Tully’s product sold in a particular period of time). The actual performance for the program will be determined by the customer and Tully’s after the program is completed. Tully’s initially records management’s estimate of the expected results for such programs, and then an adjustment is made, as necessary, when the actual results are reported to Tully’s.

Revenues from advance license fees and similar agreements are recognized on the straight-line basis over the expected life of the agreements. Management’s judgment is involved in determining the applicable amortization periods for these advance license fees. Royalty revenues for specialty licensees are recognized in accordance with the license agreements based upon sales at specific licensee store locations. Coffee roasting fees are recognized when the licensee that is subject to the fee purchases coffee. Initial franchise fees for new stores franchised by Tully’s are recognized when Tully’s has completed the services required to earn these fees and make them non-refundable, which is generally upon opening of a store. Royalty revenues from franchisee operated stores are recognized according to the relevant franchise agreements.

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

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $1,259,000, $1,238,000, and $2,406,000 during Fiscal 2005, Fiscal 2006, and Fiscal 2007, respectively. Local store advertising and marketing costs are reported in store operating expenses, while the advertising and marketing costs of our Wholesale and Specialty divisions are reported in other operating expenses. General advertising and marketing costs for the Company and our Retail division are reported in marketing, general and administrative costs.

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

Litigation costs

From time to time, the Company may become involved in litigation or similar claims. Such matters are evaluated, and, if it is determined that a loss is probable and estimable, the estimated amount is recorded, including the estimated costs of defending the matter (if applicable). Potential gains associated with such litigation are recognized if and when they are realized by us.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 3, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to Fiscal 2007 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for Fiscal 2007 include compensation cost for stock-based awards granted prior to, but not fully vested as of, April 2, 2006, and stock-based awards granted subsequent to April 2, 2006. Our stock-based awards consist primarily of stock options granted to employees and directors.

The compensation cost for awards granted prior to April 3, 2006 is based on the grant-date fair value of the stock-based award estimated in accordance with the pro forma provisions of SFAS 123, while awards granted after April 2, 2006 follow the provisions of SFAS 123(R). Compensation cost for awards granted prior to April 2, 2006 is recognized on a straight-line basis over the requisite service period for each separately remaining vesting portion of the award, while compensation cost for awards granted after April 2, 2006 is recognized on a straight-line basis over the requisite service period for the entire award.

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

New accounting standards

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in April 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” or SFAS 157. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In June 2006, the Emerging Issues Task Force, or EITF, issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” or EITF 06-3. EITF 06-3 provides guidance on the presentation in the income statement of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. EITF 06-3 requires that taxes be presented in the income statement either on a gross basis (included in revenues and costs) or a net basis (excluded from revenues), and that this accounting policy decision be disclosed. EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Adoption of EITF 06-3 did not have a material impact to our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have a material impact to our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

FSP EITF 00-19-2. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP EITF 00-19-2. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the United States Securities Exchange Commission within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of FSP EITF 00-19-2 is not expected to have an impact on our consolidated financial statements.

2. Liquidity

As of April 1, 2007 we had cash and cash equivalents of $1,430,000, and a working capital deficit of $8,678,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

Cash requirements for Fiscal 2008, other than normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. In the next twelve months, we expect to open between 30 and 40 company-operated stores, depending upon the amount and timing of the capital raised for this purposes, as described below. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

Liabilities at April 1, 2007 include deferred licensing revenue in the aggregate amount of $2,889,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. We believe it is unlikely that any substantial performance will be required by Tully’s relative to this deferred licensing revenue.

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital and issued the Benaroya Note to evidence that indebtedness. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after the lender has given Tully’s notice that the lender, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. As additional consideration for the loan, the Company has granted warrants to purchase a total of 72,191 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital. The warrants become exercisable on the earliest to occur of (a) the completion of the Company’s first underwritten public offering of common stock; (b) immediately prior to a change of control event (as defined in the warrant); or (c) April 26, 2008, and will expire during 2012. We will recognize non-cash interest expense of approximately $624,000 during the period that the Benaroya credit facility is in place, based on the fair value of the warrants at the respective date of grant. Loan fees of $100,000 (on the initial Benaroya note) and $482,000 (in connection with the establishment of the Benaroya credit facility) will also be recognized as interest expense during the periods that the Benaroya credit facility is in place. At July 12, 2007, $4,482,000 was outstanding under the Benaroya Note, inclusive of the commitment fee related to the establishment of the Benaroya credit facility. The Benaroya credit facility generally allows additional monthly borrowings of $500,000 ($750,000 for August and September 2007) up to the maximum of $10 million. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). We will recognize non-cash warrant costs of approximately $181,400 and the $167,100 commitment fee as loan guaranty costs during the period that this second guaranty is in effect. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our Northrim credit facility or grant any other security interest in our assets without the prior written consent of these guarantors. In June 2007, we renewed our secured credit facility with Northrim as described in Note 11.

We believe that the net proceeds of our proposed public offering, if completed, together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements including store development for at least the next 12 months. Beyond the next 12 months, additional financing may be needed to fund working capital and store development. If we do not complete the proposed common stock offering, or if it should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business. In this event, we would rely upon our existing debt facilities, including the Northrim credit facility and the Benaroya Note, together with anticipated cash flows from operations, which we believe would be sufficient to satisfy our working capital and operating requirements at a lower level of business growth, for at least the next 12 months. However, all of these debt facilities have maturities prior to the end of August 2008 and would need to be renewed or refinanced. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. We could be required to substantially reduce the number of new company-operated stores opened in Fiscal 2008, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Accounts Receivable and allowance for doubtful accounts

Accounts receivable represent amounts billed to customers. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Accounts receivable determined to be uncollectible are charged against the allowance for doubtful accounts and recoveries are credited to the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Years ended
	April 2, 2006	April 1, 2007
	(dollars in thousands)
Balance, beginning of the year	$171	$149
Additions charged to costs and expenses	220	180
Write-offs and other deductions	(242)	(34)

Balance, end of the year	$149	$295

4. Inventories

Inventories consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Coffee
Unroasted	$939	$792
Roasted	1,361	1,167
Other goods held for sale	416	479
Packaging and other supplies	424	585

Total	$3,140	$3,023

5. Other assets

Other assets consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Security deposits	$255	$244
Other prepaid expenses	121	61

Total	$376	$305

6. Property and equipment

Property and equipment consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Machinery and equipment	$9,940	$10,429
Leasehold improvements	16,115	16,115
Furniture and fixtures	4,031	4,647
Asset held under capital lease	1,057	1,074
Software	343	464

	31,486	32,729
Less: Accumulated depreciation and amortization	(22,875)	(25,614)

Total	$8,611	$7,115

7. Goodwill and intangible assets

Goodwill and other intangible assets consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Goodwill	$456	$456

Other intangible assets:
Leasehold interests	491	491
Lease commissions	199	177
Trademark and associated design costs	411	456
Covenants not to compete	261	11
Other	10	10

	1,372	1,145
Less accumulated amortization	(967)	(872)

Total other intangible assets	$405	$273

Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and no impairment was identified for Fiscal 2005, Fiscal 2006, or Fiscal 2007.

The total amortization expense of other intangible assets was $88,000, $105,000, and $92,000 in Fiscal 2005, Fiscal 2006 and Fiscal 2007, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be between $45,000 and $100,000 per year.

8. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $200,000 and $236,000 in the fourth quarters of Fiscal 2005 and Fiscal 2006, respectively, in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. No impairment was identified in the review for Fiscal 2007. These reviews were performed in connection with the development and implementation of our annual business plans. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$9,283	$13,421
Stock options	1,671	1,468
Deferred revenue	1,604	1,061
Property and equipment	2,118	2,316
Asset impairment, store closures and lease termination costs	1,450	1,464
Deferred lease costs	522	415
Tax credit	207	309
Allowance for doubtful accounts	55	130
Accrued vacation and other liabilities	893	788
Other	95	111

Total deferred tax assets	17,898	21,483

Deferred tax liabilities—None
Less: Valuation allowance	(17,898)	(21,483)

Net deferred tax asset	$—	$—

At April 1, 2007, we had tax net operating loss carryforwards of approximately $37,000,000 that expire between 2013 and 2027.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes is summarized as follows (dollars in thousands):

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
Current taxes
Federal	$—	$281	$42
State	17	58	(25)
Foreign	35	—	—

Total current	52	339	17

Deferred taxes	—	—	—

Income tax expense	$52	$339	$17

A reconciliation of the statutory federal income tax rate to Tully’s effective income tax rate is as follows:

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
Tax expense (benefit)
Federal statutory rate	(34.0)%	35.0%	(34.0)%
State income taxes, net of federal benefit	(1.6)%	1.7%	(2.7)%
Other	0.8%	0.2%	0.7%
Valuation allowance	34.8%	(35.4)%	35.8%

Effective income tax rate	—%	1.5%	0.2%

10. Accrued liabilities

Accrued liabilities consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Employee wages and taxes	$1,149	$1,488
Professional fees and services	322	938
Accrued lease termination and store closure costs	190	139
Accrued real estate and property taxes	340	318
Accrued discounts and allowances (Note 3)	253	511
Other	525	503

Total	$2,779	$3,897

11. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a secured credit facility with Northrim (the “Northrim Facility”). On June 25, 2007, the credit facility was renewed until July 31, 2008, unless terminated earlier by either party. Under the credit facility, Tully’s may borrow up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 3.5% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

On November 1, 2002, Tully’s entered into a borrowing arrangement that was secured by substantially all of our assets (the “KCL promissory note”). Certain of our directors and shareholders (the “Guarantors”) guaranteed $2,000,000 of the borrowings under the KCL promissory note. On August 31, 2005, the KCL promissory note was repaid in full. Concurrently with the repayment of the KCL promissory note, the guaranty agreements between Tully’s and the Guarantors were terminated and the Guarantors released their conditional security interest in Tully’s assets.

In consideration for providing the guaranties of the KCL promissory note, Tully’s issued warrants (with an exercise price of $0.40 per share) to the Guarantors while the debt was outstanding. Tully’s recognized these non-cash loan guaranty costs as a financing expense based upon the fair value at the date of grant of the warrants. We granted warrants to the Guarantors as summarized below:

	Number of Shares
	Director Guarantors	Other Guarantors	Total
Warrants issued in Fiscal 2004	55,544	36,611	92,155
Warrants issued in Fiscal 2005	27,772	64,796	92,568
Warrants issued in Fiscal 2006	8,620	20,114	28,734

Obligations under credit lines and long-term debt consist of the following:

	April 2, 2006	April 1, 2007
	(dollars in thousands)
Borrowings under the Northrim facility	$1,901	$4,053
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 including interest at 5.53%, through September 2007 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	216	166
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	37	28

	2,154	4,247
Less: Current portion	(2,126)	(4,228)

Long-term debt, net of current portion	$28	$19

Since April 1, 2007, we have entered into additional financing arrangements as described in Note 23.

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

13. International licenses and deferred revenue

Tully’s Coffee Japan

Prior to August 31, 2005, Tully’s had license and supply agreements with its licensee for Japan, Tully’s Coffee Japan. On August 19, 2005, Tully’s and Tully’s Coffee Japan entered into the Japan Rights Agreement under which Tully’s agreed to sell to Tully’s Coffee Japan all of Tully’s rights, title and interest for Japan with respect to the Tully’s trademarks, store designs, processes and other intellectual property assets and rights for the Tully’s business in Japan (the “Japan Rights”) for $17,500,000. The Japan Rights Agreement does not provide Tully’s Coffee Japan with the right to use Tully’s proprietary intellectual properties outside of Japan and does not affect Tully’s ownership or rights with respect to the Tully’s intellectual properties outside of Japan. Tully’s and Tully’s Coffee Japan have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

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

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$2,234	$811	$—

As the result of the termination of the license and supply agreements with Tully’s Coffee Japan, we recognized the unamortized balance of the deferred license revenue related to these agreements, which aggregated $4,405,000 as of August 31, 2005, in Fiscal 2006.

UCC Ueshima Coffee Company, Ltd.

In April 2001, Tully’s granted UCC Ueshima Coffee Company, Ltd. (“UCC”) a license to establish and operate Tully’s specialty coffee stores, including a license to use Tully’s business names, trademarks and intellectual property rights for purposes of establishing and operating Tully’s stores, and to sell Tully’s coffee at wholesale, in 25 Asian territories (excluding Japan which is served by Tully’s Coffee Japan). UCC operates retail stores and sells coffee under various UCC brands in many parts of Asia, and reported revenues of over $1 billion in the year ended March 31, 2006.

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

Tully’s has denied any liability to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit. On December 7, 2006, Tully’s filed its answer, affirmative defenses and counterclaims. Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys fees and costs. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. Tully’s has included in “other operating expenses” the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims (including $622,000 accrued at April 1, 2007) in the amount of $799,000 for Fiscal 2007.

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

Tully’s initially recorded the $12 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at April 1, 2007 include $2,880,000 associated with the UCC license agreement.

After assessing the developments of the past few months, including the attempts to amicably resolve the dispute with UCC, the continuing nonperformance by UCC (which is contested by UCC), the November 14, 2006 termination of the license agreement by Tully’s (which is contested by UCC) and the litigation described above, Tully’s believes it is unlikely that any substantial performance will be required by Tully’s during the remainder of the zero royalty period established under the license agreement. However, due to the early stage of the litigation with UCC, Tully’s believes it is premature to account for the termination of this license agreement as a “repossession” under Statement of Financial Accounting Standards No. 45, “Accounting for Franchise Fee Revenue” (which would result in the accelerated recognition of the remaining deferred revenue and recognition of associated deferred costs of approximately $121,000 at April 1, 2007). Accordingly, Tully’s continued to amortize the revenue during Fiscal 2007 on the same basis as in the previous quarters of Fiscal 2007. Tully’s expects to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation.

Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC is summarized as follows (dollars in thousands):

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
Recognition of deferred license revenue under international agreements
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$647	$166	$—
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	4,405	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	647	4,571	—

Periodic recognition of deferred license revenue under UCC license agreement	1,440	1,440	1,440

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$2,087	$6,011	$1,440

Deferred revenue is summarized as follows:

Fiscal year ended April 1,2007
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(1,440)
Other, net	(38)

Net decrease in deferred licensing revenue for the period	(1,478)
Deferred license revenue
Beginning of period	4,367

End of period	2,889 *
Less: Non-current portion	(1,424)

Current portion of deferred licensing revenue	1,465
Deferred revenue from stored value cards	2,290

Current portion deferred revenue	$3,755

*	Includes $2,880,000 of deferred revenues associated with the UCC license agreement, as described above.

14. Related-party transactions

In connection with the KCL promissory note, warrants to purchase shares of common stock were issued to the Guarantors of the KCL promissory note in Fiscal 2005 and Fiscal 2006 (see Note 11). Certain shareholders have agreed to guarantee other credit facilities as described in Note 2.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2007, Tully’s paid approximately $295,000 to Northrim for interest on the amounts borrowed, and the outstanding debt to Northrim at April 1, 2007 was $4,053,000. Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,000 for this service in Fiscal 2006 and $8,200 in Fiscal 2007.

15. Store closure and lease termination costs

We periodically close stores that do not meet our performance criteria and stores for which extension of the lease term was not practicable. Store closure and lease termination costs are summarized as follows (dollars in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007
Store closure costs, including losses from disposal of property and equipment	$43	$43	$96
Lease termination costs	—	176	—

Total	$43	$219	$96

During Fiscal 2007, we closed four stores that represented approximately 2.0% of our Fiscal 2007 retail sales. During Fiscal 2006, we closed six stores that represented approximately 3.2% of our Fiscal 2006 sales and during Fiscal 2005, we closed three stores that represented approximately 0.07% of our Fiscal 2005 sales.

16. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $5,100,000, $5,300,000, and $5,800,000, for Fiscal 2007, Fiscal 2006, and Fiscal 2005, respectively. Contingent rental expense was approximately $274,000, $218,000, and $197,000 for Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively and is recognized as incurred.

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

Minimum future rental payments under noncancellable operating leases as of April 1, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
2008	$4,650
2009	4,243
2010	3,685
2011	1,941
2012	732
Thereafter	1,471

Total	$16,722

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2008	$262
2009	147
2010	138
2011	55
2012	43

Total	$645

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of April 1, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
2008	$51
2009	29
2010	22
2011	12
2012	1

Total minimum lease payment	115
Less: Amount representing future interest	(20)

Present value of net minimum lease payments under capital leases	$95

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of April 1, 2007, we had approximately $6,900,000 of contracts with fixed-price coffee purchase commitments. Since April 1, 2007, we have entered into additional coffee purchase contracts. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters or agreements for the members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 1, 2007, the aggregate contingent obligation for severance to these individuals was approximately $805,000 (giving effect to salary rate adjustments effective on April 2, 2007). Accrued liabilities at April 1, 2007 include accrued severance costs related to our former president in the amount of $93,000.

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

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately

$800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully's issued 7,000 shares of common stock and paid $164,000 to the settlement class. Under the settlement, Tully's is required to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (thousands)
October 2007	11,719	$266
October 2008	11,719	266
October 2009	7,031	159

Total	30,469	$691

In November 2006, UCC filed a lawsuit against Tully’s in connection with a dispute among the parties regarding UCC’s performance under the license agreement between UCC and Tully’s, as described in Note 13.

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

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”). In August 1999 our stockholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan at 525,000, and in June 2003, our Board of Directors further amended the 1994 Plan. By its terms, the 1994 Plan expired in October 2004 (this did not terminate outstanding options).

In December 2004, the Tully’s shareholders approved the 2004 Stock Option Plan, effective as of November 1, 2004. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of April 1, 2007 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	780,589	780,589	$2.64
Issued to guarantors of debt	157,777	157,777	$0.40
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	47,892	47,892	$0.08-$2.64

Totals	1,106,258	1,106,258

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
Weighted average risk free interest rate	2.16%	2.79%	4.76%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	3 years	3 years
Weighted average expected volatility	75%	86%	94%
Weighted average fair value at date of grant	$1.14	$6.36	$7.15

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2007 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for Fiscal 2007 totaled $362,000, which is included in marketing, general and administrative costs in our Consolidated Statement of Operations. This is a non-cash expense. During Fiscal 2006, we recognized non-cash compensation expense of $113,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $280,000. During Fiscal 2005, we recognized non-cash compensation expense of $82,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $99,000.

As of April 1, 2007, we had approximately $1,051,000 of total unrecognized compensation cost related to the 202,256 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

The following table presents the impact of our adoption of SFAS 123(R) on data in our consolidated financial statements (in thousands, except per share amounts):

	Years ended
	April 3, 2005	April 2, 2006	April 1, 2007
Consolidated Statement of Operations:
Decrease in income from operations	$82	$113	$362
Decrease in income or increase in loss before income taxes	(82)	(113)	(362)
Decrease in net income or increase in net loss	(82)	(113)	(362)
Decrease in basic earnings per share or increase in basic net loss per share	$(0.04)	$(0.05)	$(0.16)
Decrease in diluted earnings per share or increase in diluted net loss per share	$—	$(0.02)	$—
Consolidated Balance Sheet:
Increase in additional-paid-in-capital	$4	$111	$306

Stock Award Activity

As of April 1, 2007 options for 558,135 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 352,879 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.08	152,778	4.07	152,778	$1,680,534	$1,711,114
2.40	13,125	7.96	13,125	16,923	116,550
2.48	51,177	6.62	49,967	99,843	439,710
2.64	1,359	5.08	1,359	1,957	11,742
11.28	133,000	9.90	—	—	—
12.00	123,296	8.66	56,000	305,493	—
14.00	3,035	4.03	3,035	23,256	—
14.24	50,833	3.83	50,833	428,322	—
16.00	3,750	8.13	—	—	—
18.00	8,649	2.54	8,649	124,779	—
$20.00	17,133	5.06	17,133	48,679	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	558,135	6.71	352,879	2,729,786	2,279,116
Outstanding under the Founders Plan (exercise price of $0.08 per share)	210,569	15.09	210,569	2,782,730	2,358,373

Total	768,704		563,448	$5,512,516	$4,637,489

The following table summarizes activity under our stock option plans for Fiscal 2007, Fiscal 2006, and Fiscal 2005:

	Number of Shares	Weighted-average exercise price per share
Outstanding at March 28, 2004	707,055	$3.75
Granted	74,500	8.48
Exercised	(32,949)	0.47
Forfeited	(78,722)	9.95

Outstanding at April 3, 2005	669,884	3.57
Granted	74,486	10.66
Exercised	(77)	0.21
Forfeited	(55,876)	7.17

Outstanding at April 2, 2006	688,417	4.05
Granted	203,750	11.53
Exercised	(75,493)	0.12
Forfeited	(47,970)	13.15

Outstanding at April 1, 2007	768,704	$5.85

Exercisable or convertible at the end of the period	563,448	$3.77

The aggregate intrinsic value of options outstanding at April 1, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 427,798 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at April 1, 2007.

The total intrinsic value of options exercised during the Fiscal 2005, Fiscal 2006, and Fiscal 2007 using the April 1, 2007 $11.28 fair market value was $356,000, $1,000, and $842,000, respectively.

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

	Years ended
	April 3, 2005	April 2, 2006
Stock-based employee compensation cost
As reported	$82	$113
Pro forma	$99	$280
Net income (loss)-as reported	$(4,625)	$15,423
Net income (loss)-pro forma	$(4,642)	$15,256
Basic earnings (loss) per share
As reported	$(2.21)	$6.97
Pro forma	$(2.22)	$6.90
Diluted earnings (loss) per share
As reported	$(2.21)	$2.42
Pro forma	$(2.22)	$2.37

18. Stockholders’ equity

Proposed Underwritten Public Stock Offering

On April 27, 2007, we filed a registration statement for a proposed underwritten public offering of our common stock in the anticipated amount of $50,000,000. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. We plan to use the proceeds of our proposed public offering, if it is completed, for growth of our business, repayment of debt, and for general corporate purposes. Through April 1, 2007, we had incurred costs of $123,000 for this proposed offering, which are included in prepaid expenses.

Reverse Stock Split

On June 27, 2007, our shareholders approved an amendment to our articles of incorporation to give effect to a one-for-eight reverse split of our outstanding common stock and approved an amendment to our articles of incorporation to eliminate the requirement for a minimum price per share as a condition for the automatic conversion of our Series A Preferred stock. On June 28, 2007, these amendments to our articles of incorporation became effective. Except where specifically indicated, all common share information (including information related to options and warrants to purchase common stock) and all “per share” information related to our common stock in this report has been restated to reflect the one-for-eight reverse split.

Under our articles of incorporation, the voting privileges and conversion ratios for our outstanding shares of Series A Preferred Stock and our Series B Preferred Stock are automatically adjusted to give proportionate effect to this reverse split. Further, if we were to complete the proposed $50 million underwritten public stock offering described above, the outstanding shares of our Series A and Series B Preferred Stock would automatically be converted to our common stock at the ratios determined under the “Qualified Offering” provisions of our articles of incorporation (as described below), which includes the adjustment for the one-for-eight reverse split.

Pursuant to provisions in our stock option and warrant agreements, the number of common shares available for purchase under these agreements, and the exercise prices, are automatically adjusted to give proportionate effect to this reverse split.

Rights Offering

Before October 1999, our shareholders had a right to maintain their proportionate shareholdings in Tully’s by purchasing shares before we offered them to new investors. During Fiscal 2005, we conducted an offering of our common stock and investment units (each unit consisting of convertible preferred stock and warrants to purchase common stock) through the distribution of subscription rights to eligible shareholders and former shareholders (the “rights offering”). The primary purpose of the rights offering was to provide an opportunity for our shareholders to satisfy any unsatisfied preemptive rights that they may have had. We conducted the rights offering because we believed that our ability to engage in financing or strategic transactions could be limited by the potential risk of such possible future preemptive rights claims, but that such risk could be mitigated by a number of possible defenses, including the completion of the rights offering. The registration statement for the rights offering was declared effective January 11, 2005 and eligible shareholders and former shareholders of Tully’s received rights to purchase these securities at the prices at which the securities were issued by Tully’s between 1994 and 1999. Shareholders of record at January 6, 2005 received subscription privileges to purchase any shares of common stock and investment units not purchased through the exercise of the rights. The rights offering closed on February 8, 2005. We received a total of $878,000 from the subscribers in this offering. Qualified subscriptions were received with gross proceeds to Tully’s of $701,000. In May 2005, we refunded $177,000 to subscribers for the ineligible subscriptions and issued certificates for 42,109 shares of common stock to the subscribers and we issued certificates for 180,888 shares of Series A Convertible Preferred Stock and warrants to purchase 11,285 shares of common stock to the subscribers for the investment units. We incurred offering costs of $458,000.

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At April 1, 2007, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Holders of Series A Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment and as a result, at April 1, 2007, each eight shares of Series A Preferred Stock would be entitled to cast approximately 1.13 votes on all matters submitted to a vote of our shareholders (giving effect to the one-for-eight reverse split of our common stock). Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

Certain holders of Series A Preferred Stock have certain rights to require us to register the shares of common stock issued upon conversion of the Series A Preferred Stock. These rights generally allow persons holding the underlying shares of common stock to require Tully’s to use its best efforts to register the shares for resale under the Securities Act of 1933, as amended, and under such state securities laws as may be necessary. These rights include the right to demand that we file a registration statement for the underlying shares of common stock at the shareholders’ option no more than one time following our initial public offering, if any, and thereafter, unlimited rights once Tully’s is eligible to use Form S-3.

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of April 1, 2007.

Holders of Series B Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of our common stock).

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

Under our amended articles of incorporation, completion of our proposed underwritten public offering of common stock would result in the automatic conversion of our outstanding Series A Preferred Stock and Series B Preferred Stock into common stock. Assuming the completion of this offering, the outstanding shares of preferred stock at April 1, 2007 would be converted to approximately 2,814,524 common shares as follows:

	Outstanding Preferred Shares as of April 1, 2007	Pro forma giving effect to automatic conversion to common stock after completion of the proposed public offering (incorporating the one-for-eight reverse split)
Series A Preferred Stock	15,559,152	2,199,435
Series B Preferred Stock	4,920,709	615,089

Pro forma conversion of preferred stock to common stock		2,814,524

Common stock and Warrants

In the event of any liquidation or winding up of Tully’s, after distribution of the full Series A Liquidation Preference, each common share is entitled to receive an amount per share equal to $18.00 (giving effect to the one-for-eight reverse split of our common stock), plus any and all declared but unpaid dividends with respect to such share of shares of common stock (the “common stock liquidation preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference and the Series B Liquidation Preference (described above), and subject to the rights of any additional preferred stock that may in the future be designated and issued by us, our remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

19. Stock purchase plan

In Fiscal 2000, our stockholders approved the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Tully’s has authorized up to 312,500 shares of common stock to be offered under the Purchase Plan and 2004 Stock Option Plan combined. No offerings have yet occurred under the Purchase Plan.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a financial measurement we use to measure the operating performance of our operating segments. EBITDA excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization. During Fiscal 2007, we have modified the financial information presented to our senior management to include within the operating segment financial information: (1) the cost of shipping products from our roasting plant and (2) allocated costs of our roasting and distribution facility based upon the respective operating segment product usage. For purposes of comparability, we have restated the operating segment information for periods prior to Fiscal 2007 to reflect this presentation.

The tables below present information by operating segment:

	Years Ended
	April 3, 2005	April 2, 2006	April 1, 2007
	(dollars in thousands)
Net sales
Retail division	$40,102	$38,194	$39,334
Wholesale division	9,516	13,187	20,901
Specialty division(1)	4,362	6,864	1,647

Net sales	$53,980	$58,245	$61,882

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$3,762	$1,952	$1,817
Wholesale division	1,548	1,261	1,459
Specialty division(1)	4,105	6,358	290
Corporate and other expenses(3)	(9,413)	(7,287)	(9,676)
Gain on Japan Rights sale	—	17,392	—

Earnings before interest, taxes, depreciation and amortization	2	19,676	(6,110)
Depreciation and amortization	(3,651)	(3,529)	(3,340)
Income taxes	(52)	(339)	(17)
Interest income, interest expense, and loan guarantee fees	(924)	(385)	(287)

Net income (loss)	$(4,625)	$15,423	$(9,754)

Depreciation and amortization
Retail division	$2,561	$2,444	$2,363
Wholesale division	346	330	297
Specialty division	**	**	**
Corporate and other expenses	744	755	680

Total depreciation and amortization	$3,651	$3,529	$3,340

**	not material—less than $1,000
(1)	Specialty division net sales and operating income for Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 13).
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $236,000 (Fiscal 2006), $200,000 (Fiscal 2005) and for amounts required to close stores and terminate store leases totaling $96,000 (Fiscal 2007), $219,000 (Fiscal 2006), and $43,000 (Fiscal 2005).
(3)	Corporate and other expenses include a charge of approximately $72,000 and $1,628,000 for Fiscal 2007 and Fiscal 2005, respectively, for the settlement and associated costs related to a lawsuit (See Note 16).

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

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Fiscal 2007 and Fiscal 2005 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	April 3, 2005	April 2, 2006	April 1, 2007
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$(4,625)	$15,423	$(9,754)
Adjustments for basic earnings (loss) per share	—	—	—

Net income (loss) for basic earnings (loss) per share	$(4,625)	$15,423	$(9,754)

Weighted average shares used in computing basic earnings (loss) per share	2,095	2,212	2,283
Basic earnings (loss) per share	$(2.21)	$6.97	$(4.27)
Computation of diluted earnings (loss) per share
Net income (loss)	$(4,625)	$15,423	$(9,754)
Add interest on convertible note, if assumed to be converted	—	167	—

Net income (loss) for diluted earnings (loss) per share	$(4,625)	$15,590	$(9,754)

Weighted average shares used in computing diluted earnings (loss) per share	2,095	6,434	2,283
Diluted earnings (loss) per share	$(2.21)	$2.42	$(4.27)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	2,095	2,212	2,283
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	2,192	—
Dilutive effect of Series B Convertible Preferred stock	—	617	—
Dilutive effect of convertible promissory note	—	104	—
Dilutive effect of stock options (treasury stock method)	—	301	—
Dilutive effect of warrants (treasury stock method)	—	1,008	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	4,222	—

Weighted average shares used in computing diluted earnings (loss) per share	2,095	6,434	2,283

23. Subsequent Events

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital and issued the Benaroya Note to evidence that indebtedness. On July 12, 2007, the Benaroya Note amount was amended to establish the Benaroya credit facility as described in Note 2.

On April 27, 2007, we filed a registration statement for a proposed underwritten public offering of our common stock in the anticipated amount of $50,000,000, as described in Note 18. This registration statement has not yet been declared effective.

On June 25, 2007, we renewed our Northrim credit facility as described in Note 11.

On June 27, 2007, our shareholders approved an amendment to our articles of incorporation to give effect to a one-for-eight reverse split of our outstanding common stock and approved an amendment to our articles of incorporation to eliminate the requirement for a minimum price per share in a “Qualified Public Offering” as a condition for the automatic conversion of our Series A Preferred stock, as described in Note 18.

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2007, Fiscal 2006 and Fiscal 2005 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2005
Net Sales	$13,038	$13,356	$13,869	$13,717	$53,980
Gross Profit	7,310	7,262	7,422	8,129	30,123
Net Loss	(997)	(285)	(590)	(2,753)	(4,625)
Basic and Diluted Loss per Share
Net Loss per basic share	$(0.48)	$(0.14)	$(0.28)	$(1.27)	$(2.21)
Net income (loss) per diluted share	$(0.48)	$(0.14)	$(0.28)	$(1.27)	$(2.21)
Fiscal 2006
Net Sales	$13,746	$17,774 *	$14,228	$12,497	$58,245
Gross Profit	7,385	11,268 *	6,346	6,149	31,148
Net income (loss)	(885)	19,996 *	(1,311)	(2,377)	15,423
Basic and Diluted Loss per Share
Net income (loss) per basic share	$(0.40)	$9.04	$(0.59)	$(1.07)	$6.97
Net income (loss) per diluted share	$(0.40)	$3.10	$(0.59)	$(1.07)	$2.42
Fiscal 2007
Net Sales	$14,007	$16,509	$16,049	$15,317	$61,882
Gross Profit	6,664	7,572	7,221	6,364	27,821
Net Loss	(2,354)	(2,253)	(2,767)	(2,380)	(9,754)
Basic and Diluted Loss per Share
Net Loss per basic share	$(1.06)	$(1.01)	$(1.19)	$(1.00)	$(4.27)
Net income (loss) per diluted share	$(1.06)	$(1.01)	$(1.19)	$(1.00)	$(4.27)

*	Net sales, gross profits and net income for the second quarter of Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 13). Net income for the second quarter of Fiscal 2006 also includes $17,392,000 gain from the Japan Rights sale.

During the fourth quarter of Fiscal 2007, Fiscal 2006 and Fiscal 2005, the following adjustments were recorded (dollars in thousands):

	Fiscal 2005	Fiscal 2006	Fiscal 2007
Impairment of long-lived assets	$200	$236	$—
Wholesale discounts and allowances, adjustment for actual earned allowances in excess of amounts previously estimated	$—	$300	$—
Increase allowance for doubtful accounts receivable	$—	$100	$—
Settlement of litigation (see Note 16)	$1,628	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of April 1, 2007 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not Applicable.

ITEM 9B.	OTHER INFORMATION

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital and issued the Benaroya Note to evidence that indebtedness. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after the lender has given Tully’s notice that the lender, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. As additional consideration for the loan, the Company has granted warrants to purchase a total of 72,191 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital. The warrants become exercisable on the earliest to occur of (a) the completion of the Company’s first underwritten public offering of common stock; (b) immediately prior to a change of control event (as defined in the warrant); or (c) April 26, 2008, and will expire during 2012. We will recognize non-cash interest expense of approximately $624,000 during the period that the Benaroya credit facility is in place, based on the fair value of the warrants at the respective date of grant. Loan fees of $100,000 (on the initial Benaroya note) and $482,000 (in connection with the establishment of the Benaroya credit facility) will also be recognized as interest expense during the periods that the Benaroya credit facility is in place. At July 12, 2007, $4,482,000 was outstanding under the Benaroya Note, inclusive of the commitment fee related to the establishment of the Benaroya credit facility. The Benaroya credit facility generally allows additional monthly borrowings of $500,000 ($750,000 for August and September 2007) up to the maximum of $10 million. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). We will recognize non-cash warrant costs of approximately $181,400 and the $167,100 commitment fee as loan guaranty costs during the period that this second guaranty is in effect. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our Northrim credit facility or grant any other security interest in our assets without the prior written consent of these guarantors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(1*)	53	Chairman of the Board	1992
John K. Buller(2)	60	Chief Executive Officer, President and Director	2005
Kristopher S. Galvin	54	Executive Vice President and Chief Financial Officer
Mark E. DaCosta	40	Vice President of Wholesale Operations & Logistics
Ron Gai	50	Vice President of Sales
Andrew Mun	38	Vice President, Legal and Secretary
Rob Martin	40	Vice President of Merchandising and Production
Dana H. Pratt	46	Vice President of Retail Operations
Kathi Ainsworth-Jones(3*)	47	Director	2004
Marc Evanger(3)(4)	52	Director	1999
John M. Fluke(1)(2*)(4*)	64	Director	2005
Lawrence L. Hood(1)(2*)(4)	48	Director	1994
Gregory A. Hubert(1)	56	Director	2004

(1)	Member of the Executive Committee
(2)	Member of the Governance and Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Audit Committee
*	Designates committee chair.

Tom T. O’Keefe—Chairman of the Board, Founder. Tom T. O’Keefe founded Tully’s in 1992 and has served as a director and chairman of the Board of Directors since that date. Mr. O’Keefe served as chief executive officer of Tully’s from 1992 until April 2001. Mr. O’Keefe is also president and chief executive officer of O’Keefe Development Corporation, a real estate development and investment firm he founded in 1986 after spending nine years as a broker with Coldwell Banker Commercial Real Estate Services, now known as CB Richard Ellis. Mr. O’Keefe and his wife Cathy have been actively involved in community organizations for over 25 years and their charitable efforts focus largely on the health, education and welfare of the children in our community. The O’Keefe’s were cofounders of the Patrons of Cystic Fibrosis and of the Juvenile Diabetes Foundation of Seattle guilds. The O’Keefe’s have chaired many fund-raisers for these and other similar entities that encompass grass roots campaigns to multi-million dollar earning galas. O’Keefe is presently serving as a board member to the Seattle Preparatory Academy, Virginia Mason Hospital, Juvenile Diabetes Guild of Seattle and is a Trustee of The Museum of Flight. O’Keefe formerly served as a board member or trustee for the Villa Academy, Pacific Northwest Ballet, Leukemia and Lymphoma Society, Cystic Fibrosis Foundation, Children’s Hospital and the Bellevue Boy’s and Girl’s Club.

John K. Buller—President and Chief Executive Officer and Director. Mr. Buller was appointed President and chief executive officer effective August 21, 2006. Mr. Buller was appointed to serve on Tully’s board of directors in March 2005 and was reelected by the shareholders in 2006. Prior to joining Tully’s as President, Mr. Buller served from May 2000 as the executive director of the University of Washington Alumni Association (UWAA) and Advancement Communications and as the associate vice president of alumni relations at the University of Washington in Seattle, Washington. Prior to his positions with the University of Washington, Mr. Buller was self-employed as a business consultant from 1996 to 2000, and served from 1986 to 1996 as senior vice president of sales promotion, marketing and public relations at The Bon Marche, a regional department store chain headquartered in Seattle, Washington (a subsidiary of Federated Department Stores), including serving for seven years as the head of the national marketing team for the Federated department store group.

Kristopher S. Galvin—Executive Vice President and Chief Financial Officer. Mr. Galvin joined Tully’s in February 2002 as vice president and chief financial officer and was named executive vice president in May 2004. From July 2004 to October 2004, he served as interim principal executive officer of Tully’s, and he served as secretary from February 2002 to April 2007. From 1995 to December 2001, Mr. Galvin served first as CFO for Deposit Payment Protection Systems, Inc. (a subsidiary of Deluxe Corporation) for five years and in 2001 became Vice President for Retail Product Management for a company spun-off from Deluxe Corporation, eFunds Corporation, which provides electronic payment and risk management services to major retailers and financial institutions. Previously, he was CFO of three Pacific Northwest retail chains—Pay’n Save Drug Stores (1984-1992), Seattle Lighting Fixture Co. (1992-1994) and Ballard Computer (1994-1995). During 1975 to 1984 he was a CPA with the audit practice of Price Waterhouse.

Mark DaCosta—Vice President, Wholesale Operations. Mr. DaCosta joined Tully’s in May 2005. Previously, he served Impact Sales, Inc., a grocery brokerage firm as Director of Retail Initiave from January to May 2005. Mr. DaCosta served United States Bakeries, a Seattle-based commercial bread bakery from 1993 to 2005, ultimately as a corporate account executive. From 1985 to 1993 he served in various roles in the grocery industry.

Ron Gai—Vice President, Wholesale Sales. Mr. Gai joined Tully’s as National Grocery Director in May 2002 and was promoted to vice president in April 2003. From 1975 to 2002, Mr. Gai served in various capacities with Gai’s Bakeries and Specialty Foods, operators of regional bakeries in the Pacific Northwest, and related entities, ultimately serving as director of trade development.

Rob Martin—Vice President, Marketing and Production. Mr. Martin joined Tully’s in January 2005. During the previous 15 years, Mr. Martin served in various roles with the Seattle Sonics and Seattle Storm professional sports organization, most recently serving as the vice president of marketing and served as president of the Sonics and Storm T.E.A.M. foundation (a non-profit organization) from 2000 to 2004.

Andrew Mun—Vice President, Legal and Secretary. Mr. Mun joined Tully’s in March 2007 and was appointed Tully’s corporate secretary in April 2007. From 2000 to March 2007, he served as general counsel and corporate secretary at Onvia, Inc., a provider of data intelligence for business. From 1996 to 2000, he was corporate counsel with Paccar, Inc.

Dana Pratt—Vice President, Retail Operations. Ms. Pratt joined Tully’s in June 2006. From 2002-2005 she served in management roles at Hollywood Entertainment-Game Crazy, a retailer of specialty games, serving in 2005 as regional manager for a Northern California division of more than 110 locations. From 1990-2002 she served in various retail management roles with Restoration Hardware, Williams-Sonoma, and Stickley Furniture. Prior to her career in retail, Ms. Pratt spent 10 years as a chef.

Kathi Ainsworth-Jones—Director. Ms. Ainsworth-Jones has served as the executive director and secretary for the Microsoft Alumni Network since 2003. In 2006, Ms. Ainsworth-Jones co-founded Conenza, a provider of alumni community platforms for Global 2000 enterprises, where she serves as managing director for sales, business development and support. From 1998 to 2003, Ms. Ainsworth-Jones served in human resources and operational roles including director of Human Resources with Aventail Corporation, a provider of SSL VPN technology and services. Prior to 1998, Ms. Ainsworth-Jones founded and served as president of KAJ Consulting (a provider of human resource and operations consulting services) and served, for over ten years, in management positions with two retailers, The Gap and Banana Republic. Ms. Ainsworth-Jones serves on the Board of Directors of the Microsoft Alumni Network, The Microsoft Alumni Network Giving Foundation, the Female Editorial Board for the Puget Sound Business Journal, The Washington Society of Association Executives, chairs The World-Wide Alumni Round Table, and is also active in many local charitable organizations such as Children’s Hospital and FareStart. Ms. Ainsworth-Jones was elected as a director at the 2004 Annual Meeting.

Marc Evanger—Director. Mr. Evanger served as interim president and chief executive officer of Tully’s from July 2001 through May 2002. Mr. Evanger has been a director of Tully’s since March 1999. From 1998 to

July 2001, Mr. Evanger served Tully’s as vice president of corporate planning and development, a part-time position. From 1984 to 1998, Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, and served as senior vice president of finance and administration and chief financial officer from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse. Mr. Evanger is currently a director of Car Toys, Inc. (a retailer of specialty automotive sound systems and cellular), Wireless Advocates, LLC (a retailer of cellular), Families Northwest, and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

John M. Fluke—Director. Mr. Fluke is chairman of Fluke Capital Management, L.P., (which he founded in 1976), and was Chairman and CEO of the John Fluke Manufacturing Co. until 1990. Mr. Fluke serves on the boards of PACCAR Inc. (audit committee financial expert and compensation committee chair) and CellCyte Genetics Corporation (lead independent director), and previously served on the boards of Cell Therapeutics, Primus International, and American Seafoods Group. Mr. Fluke is currently a trustee of the Museum of Flight, the Washington Policy Center and the Greater Seattle Chamber of Commerce (formerly serving as its chairman). He chairs the board of Junior Achievement of Washington and serves on three advisory boards for the University of Washington. He is also a past president of the Seattle Council of Boy Scouts of America and past chairman of the Washington State China Relations Council. Mr. Fluke has served as a director since March 2005.

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

Gregory A. Hubert—Director. Mr. Hubert is president of Restaurant Development Company of America. Mr. Hubert has been owner-operator of Red Robin franchised restaurants since 1989 (currently four locations) and operates two franchised Johnny Carino’s Italian Restaurants. From 1978 to 1988, Mr. Hubert was employed by Red Robin International, an operator and franchisor of upscale hamburger restaurants, and ultimately served as its president. From 1973 to 1978, Mr. Hubert was a CPA with Price Waterhouse. Mr. Hubert serves as president of Gonzaga University Board of Regents and as trustee of Seattle Preparatory High School. Mr. Hubert was elected as a director at the 2004 Annual Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended April 1, 2007, except for Mr. George Hubman, Mr. Buller, Mr. Galvin, Mr. Hood and Mr. Fluke, who each were late in filing one statement of changes.

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

Financial Expert

In May 2005, the Board of Directors appointed Mr. Evanger to serve on the Audit Committee, and determined that he met the qualifications (determined by the Securities and Exchange Commission) to serve as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The primary goals of the Compensation Committee of our board of directors with respect to executive compensation are to attract, retain and motivate the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic goals such as increasing store count as well as other financial and operational performance, as measured by metrics such as net sales, comparable store sales, average unit volume, EBITDA and Adjusted EBITDA. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the retail food and beverage industry while taking into account our relative performance and our own strategic goals.

There are several elements of our executive compensation package. A significant portion of our overall compensation to officers is tied to company performance. The Compensation Committee believes that a portion of the total cash compensation for executive officers should be based on our success in meeting our short-term performance objectives and contributions by the executive officers that enable us to meet our long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further our long-term objectives, and places a portion of each executive officer’s annual compensation at risk. Stock option awards are designed to retain executive officers and to motivate them to enhance shareholder value by aligning the financial interests of executive officers with those of shareholders. We make stock option grants in an effort to encourage an ownership culture among our employees and to provide longer term performance and retention rewards.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed generally once per year, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, contractual requirements, performance and experience, as well as the Company’s financial condition. During Fiscal 2004 and Fiscal 2005, when our operations continued to be negatively impacted from earlier years, we generally did not raise the base salaries of our executive officers. During Fiscal 2006 we devoted our capital resources to an expansion plan. Because we did not realize the benefits of this plan during that year, we again chose generally not to increase our executive officers’ base salaries. No base salary adjustments were made for our executives in Fiscal 2007. In the fourth quarter of Fiscal 2007, the Compensation Committee reviewed these factors for each executive officer and, effective for Fiscal 2008, increased the base salaries of certain executive officers as necessary to competitively compensate and retain them.

Incentive and Discretionary Bonus Plans. The Compensation Committee has the authority to develop and recommend to the board annual incentive bonus plan awards and to award discretionary annual bonuses to our executive officers. The Compensation Committee will continue to have the authority to award bonuses, set the terms and conditions of those bonuses and take all other actions necessary to administer the bonus program. These awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as retail sales proficiency and wholesale growth, and to financial factors such as raising capital, improving our results of operations and EBITDA growth. The particular performance criteria is not pre-determined for any given year. In Fiscal 2004 through Fiscal 2006, incentive bonus plans based on EBITDA targets were established but no awards were made because the targets were not achieved. No incentive bonus plan was established for Fiscal 2007. The Compensation Committee expects to establish an incentive bonus plan for our executive officers for Fiscal 2008.

The Compensation Committee may award a discretionary bonus to executive officers to reward outstanding personal achievement during the year. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the subsequent fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus. No discretionary bonuses were paid to our executive officers in Fiscal 2007 for Fiscal 2006 and no discretionary bonus is to be paid in Fiscal 2008 for Fiscal 2007.

Stock Options. The Compensation Committee believes that periodic grants of stock options are a key component of our executive compensation program. Stock options are awarded by the Board of Directors to executive officers based on the executive’s responsibilities, and his or her actual historical contributions and anticipated future contributions to the attainment of our strategic goals.

Our stock option plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are sometimes made at the commencement of employment or following a significant change in job responsibilities. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our president and chief executive officer, our executive vice president and chief financial officer, and our chairman. Periodic grants are made generally once per year for eligible employees. In Fiscal 2007, certain named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” Stock options granted by us have an exercise price not less than the fair market value of our common stock on the date of grant, typically vest 33.33% per annum based upon continued employment over a three-year period, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary for compliance with the Internal Revenue Code of 1986, as amended (the “Code”).

Given the absence of an active market for our common stock, our board of directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. Our board of directors has considered objective and subjective factors in determining the value of our common stock at each option grant date, including the following factors: (1) contemporaneous valuation analysis using the income and market approaches; (2) the fact that the option grants involved illiquid securities; (3) contemporaneous, arms-length sales of common stock by us; and (4) the likelihood of achieving a liquidity event, such as an underwritten public offering or sale of the company, given prevailing market conditions. In addition to the factors identified above, our board engaged outside valuation advisors to assist in its estimate of the fair value of our common stock as of February 2007.

Other Compensation. The employment agreements of executive officers who are parties to such agreements will continue in their current form until such time as the Compensation Committee determines in its discretion that revisions to such agreements are advisable. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s benefits and perquisites, which currently consist of a car allowance, if it deems it advisable. We believe these executive officer benefits and perquisites are currently lower than median competitive levels for comparable companies. We currently have no plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits and perquisites provided thereunder.

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive Compensation

The Compensation Committee oversees all of our executive compensation policies and decisions, including the administration and interpretation of our benefit plans, including the 2004 Stock Option Plan. The Compensation Committee also reviews and approves executive officer compensation, including, as applicable, salary, bonus and incentive compensation levels, equity compensation, severance arrangements, change-in-control agreements, special or supplemental benefits and other forms of executive officer compensation. The Committee periodically reviews regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our compensation programs. The Committee’s membership is determined annually by the full board and includes only independent directors. The Committee meets as often as it deems appropriate, but not less frequently than annually, and also conducts business informally from time to time.

The board has delegated authority to the Compensation Committee to review and make recommendations with respect to compensation matters, but has retained the authority to approve and take final action on all executive compensation awards.

Role of Executive Officers in Compensation Process

The Compensation Committee also solicits appropriate input from our chairman, our president and chief executive officer and our chief financial officer regarding base salary and equity grants for our other executive officers and regarding the administration of our benefit plans.

External Advisors

The Compensation Committee has the authority to engage the services of outside advisors and purchase independent salary surveys to assist the Committee in fulfilling its duties. It did not do so in Fiscal 2007 except as described under “—Elements of Compensation—Stock Options.”

Employee Benefit Plans

Our employees, including our executive officers, are entitled to various employee benefits. These benefits include the following: medical and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs (confidential counseling); benefit advocacy counseling; a 401(k) plan; and paid time off.

401(k) Plan

During the fiscal year ended April 2, 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s and no match was made for Fiscal 2007. Most plan administrative costs are paid by the 401(k) savings plan.

We do not have a policy requiring recovery of bonus payments or other compensation in the event that our performance measures or financial statements are restated or adjusted. For a description of the employment agreements executed by our executive officers and potential payments to them upon termination or a change in control of our company, see “—Employment Agreements and Employment Letters; and Potential Payments Upon Termination or Change of Control.”

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Section 162(m) of the Code limits the deductibility of certain compensation paid to the chief executive officer and the next four most highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the tax year. Compensation that qualifies as “performance-based” compensation is, however, exempt from the deductibility limitation. For compensation to qualify for the performance-based exemption, among other things, the performance goals must be determined by a compensation committee, which must be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, the material terms under which the compensation is to be paid must be disclosed to and approved by shareholders in a separate vote prior to payment, and the compensation must be paid solely on account of the attainment of pre-established, objective performance goals, as determined by a compensation committee. Our Compensation Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one among a number of factors considered in determining appropriate levels or modes of compensation.

Section 409A of the Code

Section 409A of the Code imposes certain restrictions on amounts deferred under non-qualified deferred compensation plans and imposes a 20% excise tax on amounts that are subject to, but do not comply with, Section 409A. Section 409A includes a broad definition of non-qualified deferred compensation plans, which may extend to awards granted under the 2004 Stock Option Plan. The Internal Revenue Service, or IRS, has only recently finalized regulations describing the effect of Section 409A on the types of awards that were or may be issued pursuant to the stock option plan. Our failure to administer our stock option plan in accordance with Section 409A and the regulations promulgated thereunder could subject us to penalties and interest for failing to make required withholdings in connection with option grants that do not comply with Section 409A.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2007, management compensation issues generally were reviewed and approved by the Compensation Committee, which was composed of Ms. Ainsworth-Jones. Mr. Evanger, and Mr. Hubert, all of whom are non employee directors. During Fiscal 2007, no executive officer of Tully’s served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s board or its compensation committee. Mr. Evanger served as interim President and CEO of Tully’s from July 2001 to May 2002.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, the two individuals who served as our principal executive officer during portions of Fiscal 2007, our chief financial officer, our chairman and our three highest paid other executive officers in Fiscal 2007 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2007

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(8)	All Other Compensation ($)	Total ($)
John K. Buller Chief Executive Officer and President(1)	2007	$123,077	—	$215,349	$4,875	$127,952
Kristopher S. Galvin Chief Financial Officer and Executive Vice President(2)	2007	175,000	—	12,086	7,200	182,200
Tom T. O’Keefe Founder and Chairman of the Board(3)	2007	105,911	—	—	9,000	114,911
Ronald Gai Vice President of Sales(4)	2007	125,000	—	7,804	7,200	132,200
Robert Martin Vice President of Merchandising and Production(5)	2007	135,000	—	26,932	7,800	142,800
Mark E. DaCosta Vice President of Wholesale Operations and Logistics(6)	2007	115,000	—	13,019	7,200	122,200
John D. Dresel Chief Operating Officer and President(7)	2007	$94,754	—	$5,683	$113,750	$208,504

(1)	Mr. Buller has served as a director of Tully’s since March 2005, and was appointed president and chief executive officer on August 21, 2006. Mr. Buller’s base salary for Fiscal 2008 is $200,000. A car allowance of $4,875 appears in the All Other Compensation column.
(2)	Mr. Galvin’s base salary for Fiscal 2008 is $190,000. A car allowance of $7,200 appears in the All Other Compensation column.
(3)	Mr. O’Keefe’s base salary for Fiscal 2008 is $105,911. A car allowance of $9,000 appears in the All Other Compensation column.
(4)	Mr. Gai’s base salary for Fiscal 2008 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(5)	Mr. Martin’s base salary for Fiscal 2008 is $135,000. A car allowance of $7,800 appears in the All Other Compensation column.
(6)	Mr. DaCosta’s base salary for Fiscal 2008 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(7)	Mr. Dresel served as our principal executive officer from October 1, 2004 to September 13, 2006. A car allowance of $3,750 and a severance payment of $110,000 appear in the All Other Compensation column.
(8)	These amounts were calculated utilizing the provisions of SFAS No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 17 of the Notes to the Consolidated Financial Statements regarding the assumptions underlying valuation of equity awards.

Employment Agreements and Employment Letters; Potential Payments Upon Termination or Change-in-Control

John K. Buller. We entered into an employment agreement with Mr. Buller, our president and chief executive officer, on August 21, 2006. Under his employment agreement, Mr. Buller is entitled to receive an annual base salary of $200,000, subject to annual review by our Compensation Committee. Mr. Buller is eligible for additional equity and cash compensation based on an incentive and bonus plan for meeting certain milestones to be established by the parties (which have not been determined for Fiscal 2008). Mr. Buller also receives an automobile allowance of $650 per month and all benefits offered generally to Tully’s employees. In addition, effective September 1, 2006, we granted Mr. Buller options to purchase 62,500 shares of Common Stock at an exercise price of $12.00 per share. Options for 12,500 shares vested on September 1, 2006, and options for 12,500 shares vest on August 21, 2007 and options for an additional 12,500 shares will vest each August 21 thereafter through August 21, 2010.

If we terminate Mr. Buller’s employment “without cause” on or before February 21, 2008, then we will pay him an amount equal to two years of his then current base salary, paid out monthly, plus a lump-sum payment of $100,000. If we terminate Mr. Buller’s employment “without cause” after February 21, 2008, then we will pay him an amount equal to one year of his then-current base salary, paid out monthly. In addition, upon any such termination, all unvested stock options held by Mr. Buller that would have vested during the one year period after the effective date for termination of his employment will become vested and exercisable as of the termination date. Additionally, if a change in control of our company occurs within four months after the effective date of termination of Mr. Buller’s employment, at Mr. Buller’s option he may receive the payments provided under the change in control provisions (described below) in lieu of receiving the severance payments described in this paragraph.

If Mr. Buller’s employment is terminated by Tully’s or a third party as a result of a change in control of our company, then Mr. Buller will be entitled to receive an amount equal to two years of his then-current base salary, paid out monthly, plus a lump-sum payment of $100,000, and all of his unvested stock options will vest and become exercisable as of the termination date. Under the terms of Mr. Buller’s employment agreement, a “change in control” means either (i) a sale of substantially all of the assets of Tully’s to a third party other than as part of a transfer of said assets to an entity directly or indirectly controlled by existing Tully’s shareholders holding a majority of the outstanding shares of the common voting stock of Tully’s; or (ii) a sale of more than fifty percent (50%) of the outstanding voting stock of Tully’s to one or more third parties in a single transaction or series of transactions (excluding the sale of stock by shareholders as secondary sellers in connection with a public offering of stock by Tully’s, and sales of stock by shareholders in a public stock market after a public offering of stock by Tully’s).

If we terminate Mr. Buller’s employment “for cause,” then we will not be obligated to pay any severance payment obligations due to Mr. Buller in that event. For purposes of Mr. Buller’s employment agreement, “cause” means (i) commission by Mr. Buller of any act of theft, fraud, or dishonesty with respect to Tully’s business; (ii) breach by Mr. Buller of any of the material terms and conditions of his employment agreement, which breach is not remedied to Tully’s satisfaction within ten days of written notice of the same to him; (iii) his engaging in willful and serious misconduct that is injurious to Tully’s reputation or business; or (iv) his having been convicted of, or entered a plea of guilty or nolo contendere to, a crime that constitutes a felony or which arises out of any act involving moral turpitude.

Kristopher Galvin. Effective June 21, 2002, Tully’s entered into an employment arrangement with Mr. Galvin, our chief financial officer and executive vice president. The board of directors adjusted his annual base salary to $175,000 as of April 5, 2004, and to $190,000 as of April 2, 2007. Mr. Galvin receives an automobile allowance of $600 per month. Mr. Galvin also is entitled to all benefits offered generally to our employees. Mr. Galvin’s employment agreement is generally terminable by either party on 30 days written notice. If Mr. Galvin’s employment is terminated by Tully’s without cause, then Mr. Galvin will be entitled to receive his base salary for an additional six months following the date of his termination.

Tom T. O’Keefe. Mr. O’Keefe is our founder and has served as chairman of the board since 1992. Although Mr. O’Keefe does not serve in a full-time paid position with us, his duties as chairman require a substantially greater participation by Mr. O’Keefe than for other members of the board of directors. Mr. O’Keefe does not participate in the compensation plan for non-employee directors, but instead receives compensation as a salaried employee of the Company. In March 2002, our board of directors set Mr. O’Keefe’s annual base salary at $100,000 and he receives an additional $500 per month to mitigate a change in the employee benefits furnished to Mr. O’Keefe. Mr. O’Keefe also receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to our employees. There is no written employment agreement or severance agreement between Mr. O’Keefe and us.

John Dresel. On October 1, 2004, Tully’s engaged Mr. John Dresel as president and chief operating officer, with an annual base salary of $180,000. In March 2006, the board of directors approved an adjustment in

Mr. Dresel’s base salary, effective as of November 1, 2005, to an annual rate of $200,000. No bonus has been paid to Mr. Dresel. Mr. Dresel received an automobile allowance of $750 per month and was entitled to all benefits offered generally to Tully’s employees. On August 28, 2006, Tully’s entered into a separation agreement with Mr. Dresel pursuant to which his employment with Tully’s terminated effective September 13, 2006. The separation agreement provides that Mr. Dresel will receive severance compensation at the annualized rate of $200,000 paid ratably over one year. In addition, unvested options held by Mr. Dresel to purchase 12,500 shares of Tully’s Common Stock at an exercise price of $12.00 per share became fully vested and exercisable (unvested options to purchase 27,500 shares expired as of his separation date).

We do not have formal employment agreements with any of our other executive officers; however, certain elements of these executives’ compensation and other arrangements are set forth in employment letters provided to each of them. These employment letters are described below. Since the date of these employment letters, the compensation paid to some of these executives has been increased and additional stock options have been awarded to some of these executives.

Ronald Gai. Tully’s promoted Mr. Gai to Vice President of Wholesale Division in April 2003 at the base salary of $90,000, with a monthly car allowance of $600. In May, 2005, Mr. Gai became Vice President of Sales. Mr. Gai’s base salary for Fiscal 2008 is $135,000.

Robert Martin. Tully’s engaged Mr. Martin as Vice President of Merchandising and Production in January 2005 at the base salary of $125,000, with a monthly car allowance of $650. Mr. Martin’s base salary for Fiscal 2008 is $135,000.

Mark DaCosta. Tully’s engaged Mr. DaCosta as Vice President of Wholesale Operations in May 2005 at the base salary of $100,000, with a monthly car allowance of $600. Mr. DaCosta’s base salary for Fiscal 2008 is $135,000.

Under our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events.

Accordingly, in the event that a termination of the employment of the foregoing named executive officers had occurred as of March 30, 2007, the last business day of Fiscal 2007, we would not have been obligated to make any contractual severance payments to any of those officers, except that if we had terminated Mr. Buller, Mr. Galvin or Mr. Gai not for cause, we would have been obligated to pay Mr. Buller $100,000 in a lump sum plus $16,667 payable monthly over the following two years, we would have been obligated to pay Mr. Galvin $14,583 per month payable over the following six months, and we would have been obligated to pay Mr. Gai the sum of $33,750. In addition, in such event, all unvested stock options held by Mr. Buller that would have vested during the one year period following March 30, 2007 would have become vested and exercisable as of such date, which would represent a value to Mr. Buller of $478,360.

In April 2007 the board approved a severance arrangement for Messrs. Gai, Martin and Da Costa pursuant to which we would be obligated to pay each such officer $11,250 monthly for three months upon such officer’s termination not for cause.

In the event that a change of control transaction described in our 1994 and our 2004 stock option plans had occurred as of March 30, 2007, holders of unvested options, including the Named Executive Officers, would have had the right to exercise the full number of shares covered by those options. The value of that right for the Named Executive Officers as of March 30, 2007 would have been as follows: Mr. Buller—$478,360; Mr. Galvin—$193,647; Mr. Gai—$79,353; Mr. Martin—$143,797; and Mr. DaCosta—$86,062.

Grants of Plan-Based Awards

The Compensation Committee recommended, and our board approved, awards under our 2004 stock option plan to certain of our Named Executive Officers in Fiscal 2007. Our Compensation Committee has not established guidelines for the grant of plan-based awards for Fiscal 2008. Set forth below is information regarding awards granted during Fiscal 2007:

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
John K. Buller Chief Executive Officer and President	September 1, 2006	62,500	12.00	$469,710
Kristopher S. Galvin Chief Financial Officer and Executive Vice President	February 22, 2007	18,750	11.28	130,815
Tom T. O’Keefe Founder and Chairman of the Board	—	—	—	—
Ronald Gai Vice President of Sales	February 22, 2007	6,250	11.28	43,605
Robert Martin Vice President of Merchandising and Production	February 22, 2007	5,000	11.28	34,884
Mark E. DaCosta Vice President of Wholesale Operations and Logistics	February 22, 2007	7,500	11.28	52,326
John D. Dresel Chief Operating Officer and President	—	—	—	—

We have not adopted any equity incentive plan (other than our stock option plans) nor any non-equity incentive plan.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding stock awards at fiscal year end. The following table summarizes the outstanding equity award holdings held by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
John K. Buller Chief Executive Officer and President	91 1,250 12,500	— — 50,000	2.40 12.00 12.00	10/11/2015 6/30/2016 9/1/2016

Kristopher S. Galvin Chief Financial Officer and Executive Vice President	4,166 6,250 9,375 8,333 6,250 1,666 —	— — — — — 834 18,750	0.08 20.00 14.24 2.48 2.48 12.00 11.28	6/10/2012 6/10/2012 6/10/2012 5/12/2013 10/23/2013 5/16/2015 2/22/2017

Tom T. O’Keefe Founder and Chairman of the Board	2,500 8,185 187 1,156 437 20,245 125 62 11,961 437 17,979 62 62 1,449 62 1,620 62 1,144 62 62 724 62 62 906 62 724 62 62 62 62 62	— — — — — — — — — — — — — — — — — — — — — — — — — — — — — — —	14.00 0.08 0.08 18.00 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08	4/1/2007
3/30/2008
3/31/2008
4/1/2008
3/29/2009
3/29/2009
11/29/2009
4/3/2010
4/3/2010
4/2/2011
4/2/2011
4/4/2011
4/25/2011
4/27/2011
5/31/2011
6/1/2011
6/28/2011
6/29/2011
7/12/2011
7/26/2011
7/27/2011
8/2/2011
8/20/2011
8/31/2011
9/26/2011
9/28/2011
10/12/2011
10/18/2011
12/5/2011
1/24/2012
3/21/2012

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable

Ronald Gai Vice President of Sales	6,250 3,125 1,666 —	— — 834 6,250	0.08 2.48 12.00 11.28	2/20/2013 10/23/2013 5/16/2015 2/22/2017

Robert Martin Vice President of Merchandising and Production	— 3,750 1,666 1,250 3,125 —	3,750 — 834 — — 5,000	16.00 12.00 12.00 2.48 2.48 11.28	5/16/2015 5/16/2015 5/16/2015 5/16/2015 5/16/2015 2/22/2017

Mark E. DaCosta Vice President of Wholesale Operations and Logistics	833 833 —	1,667 1,667 7,500	12.00 12.00 11.28	8/15/2015 8/15/2015 2/22/2017

John D. Dresel Chief Operating Officer and President	12,500 12,500 1,250	— — —	12.00 0.08 12.00	9/13/2009 9/13/2009 9/13/2009

(1)	For a description of the material terms of the option award to Mr. Buller, see “—Employment Agreements and Employment Letters; Potential Payments Upon Termination or Change-in-Control.” For a description of each other option award disclosed in the table above, see “—Elements of Compensation—Stock Options.”

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options in Fiscal 2007. We have no outstanding restricted stock, stock appreciation rights or similar instruments and accordingly no vesting of such awards during Fiscal 2007.

Pension Benefits

None of our Named Executive Officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our Named Executive Officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Director Compensation

The Governance and Nominating Committee of the board of directors, which is comprised of our president and chief executive officer and two independent directors, is responsible for evaluating compensation levels and compensation programs for our board of directors and for making recommendations to the board of directors regarding appropriate compensation awards for directors. The board of directors compensation program is designed to attract, retain and motivate experienced non-employee (outside) directors, to enhance long-term shareholder value and reward members of the board of directors based on the extent of their participation on the board of directors and its committees. Generally, the Governance and Nominating Committee makes an annual recommendation regarding the structure of the non-employee director compensation program, considering the factors described above and considering information regarding director compensation programs for other comparable companies.

Under the director compensation policy for Fiscal 2006, non-employee directors received an annual cash payment of $5,000 plus a per-meeting cash fee of $400 per board of directors meeting and $250 per committee meeting, with total cash compensation not to exceed $10,000 per year for any director. For Fiscal 2006, non-employee directors also received an annual grant of nonqualified options to purchase 1,250 shares of common stock (plus 250 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the board of directors and applicable committee meetings of record for the year, but otherwise was fully vested upon completion of the fiscal year. Compensation amounts were generally subject to prorating for directors whose terms commenced or expired during the fiscal year. The policy provided that after the completion of the fiscal year, the Governance and Nominating Committee would consult with the members of the board of directors, and with management, to assess whether any members of the board of directors may have provided services to us which may not adequately be considered in the compensation determined by the formulae set forth above, and if so additional cash compensation or stock options may be awarded, if approved by the board of directors (but the total cash compensation may not exceed $10,000 per year for any director, and the total stock option grant may not exceed 1,250 shares of common stock, plus 250 additional shares for the chairs of the Audit, Compensation and Governance and Nominating committees). Based upon these criteria, in June 2006, our board of directors made a final determination as to the cash compensation and stock options for director service in Fiscal 2006. Each director other than Mr. O’Keefe received $10,000 and options for shares of our Common Stock were granted at an exercise price of $12.00 per share to Ms. Ainsworth-Jones and Messrs. Fluke and Hood (1,500 shares each) and Messrs. Hubert, Evanger and Buller (1,250 shares each).

In June 2006, the board of directors approved a new director compensation policy applicable for Fiscal 2007. The policy provides that non-employee directors shall receive an annual cash payment of $10,000 plus a per-meeting cash fee of $1,000 per board of directors meeting and $500 per committee meeting (for meetings of the Audit, Compensation, Executive, and Governance and Nominating committees), paid after completion of the fiscal year. For Fiscal 2007, non-employee directors also receive an annual grant of nonqualified options to purchase 1,250 shares of common stock (plus 500 additional shares for the chairs of the Audit, Compensation, Executive, and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the board of directors and applicable committee meetings of record for the year, but otherwise are fully vested upon completion of the fiscal year. Compensation amounts are generally subject to prorating for directors whose terms commence or expire during the fiscal year. Further, after the completion of the fiscal year, the Governance and Nominating Committee shall consult with the members of the board of directors, and with management, to assess whether any members of the board of directors may have provided services to us which may not adequately be considered in the compensation determined by the formulae set forth above, and if so, additional cash compensation or stock options may be awarded if approved by the board of directors. In May 2007, the board of directors completed its evaluation under the above-referenced criteria and approved payment of the awards set forth below for Fiscal 2007 and also decided to continue the same director compensation policy for Fiscal 2008.

Directors are reimbursed for reasonable expenses incurred in attending board of directors and committee meetings.

DIRECTOR COMPENSATION FOR FISCAL 2007 (paid in Fiscal 2008)(1):

Name	Fees Earned or Paid in Cash ($)	Option Awards(2)(3) ($)	All Other Compensation ($)	Total ($)
Kathi Ainsworth-Jones	$17,500	$12,012	—	$29,512
John K. Buller	$7,346	$3,300	—	$10,646
Marc Evanger	$18,500	$8,580	—	$27,080
John M. Fluke	$22,500	$12,012	—	$34,512
Lawrence Hood	$22,000	$12,012	—	$34,012
Gregory Hubert	$20,500	$8,580	—	$29,080

(1)	Director compensation for Fiscal 2007 was approved and distributed in the first quarter of Fiscal 2008.
(2)	The amounts in this column were calculated with respect to the 2007 fiscal year utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 17 of the Notes to the Consolidated Financial Statements regarding assumptions underlying valuation of equity awards. The full grant date fair value of the Fiscal 2007 awards to each director is as follows:

Name	Option Shares Granted(#)	Option Awards Value($)
Kathi Ainsworth-Jones	1,750	$12,012
John K. Buller	481	$3,300
Marc Evanger	1,250	$8,580
John M. Fluke	1,750	$12,012
Lawrence Hood	1,750	$12,012
Gregory Hubert	1,250	$8,580

(3)	The aggregate numbers of option awards outstanding for each director in the table set forth above as of April 1, 2007 were as follows:

Name	Aggregate Options Outstanding (#)
Kathi Ainsworth-Jones	1,887
John K. Buller	63,841
Marc Evanger	56,552
John M. Fluke	1,510
Lawrence Hood	7,986
Gregory Hubert	1,637

Indemnification of Officers and Directors

Our articles of incorporation and bylaws allow us to indemnify our officers and directors to the fullest extent permitted by the Washington Business Corporation Act, or WBCA. It also contains provisions that provide for the indemnification of directors of the company for third party actions and actions by or in the right of the company that mirror applicable provisions of the WBCA.

In addition, our articles of incorporation state that we may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, against any liability asserted against such person or incurred by such person in any such capacity, or arising out of such person’s status as such, and related expenses, whether or not the corporation would have the power to indemnify such person against such liability under the WBCA. We also have and intend to maintain director and officer liability insurance, if available on reasonable terms.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us under the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Report of Compensation Committee on Executive Compensation

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis section of this Form 10-K with the Company's management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee
Kathi Ainsworth-Jones, Chair Marc Evanger

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of shares of our common stock, Series A preferred stock and Series B preferred stock as of June 27, 2007 and shows the number of and percentage owned by:

•	each person who is known by us to own beneficially more than 5% of our common stock, Series A preferred stock and Series B preferred stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all members of our board of directors and our executive officers as a group.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby, and such shareholder’s address is c/o Tully’s Coffee Corporation, 3100 Airport Way S., Seattle, WA 98134.

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total		Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	692,734	(2)	27.5%	—	—		—	—
Estate of Keith McCaw	532,984	(3)	18.2%	2,000,000	12.9%		—	—
Marc W. Evanger	71,534	(4)	2.9%	10,000		*	—	—
Kristopher S. Galvin	48,539	(5)	2.0%	—	—		—	—
Lawrence L. Hood	40,855	(6)	1.7%	10,000		*	40,000		*
John D. Dresel	38,750	(7)	1.6%	—	—		—	—
John K. Buller	26,821	(8)	*	—	—		—	—
Ronald P. Gai	12,540	(9)	*	—	—		—	—
Robert D. Martin	9,791	(10)	*	—	—		—	—
John M. Fluke.	8,816	(11)	*	15,000		*	—	—
Gregory A. Hubert	7,516	(12)	*	—	—		—	—
Kathi Ainsworth-Jones	4,655	(13)	*	5,000		*	—	—
Mark DaCosta	3,332	(14)	*	—	—		—	—

Executive officers and directors as a group (13 persons)(15)	2,974,577		30.3%	40,000		*%	40,000		*%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise of options and warrants that are exercisable within 60 days of June 27, 2007, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. As of June 27, 2007, we had 2,685,267 shares of common stock, 15,471,352 shares of Series A preferred stock, and 4,853,809 shares of Series B preferred stock issued and outstanding.
(2)	Includes 551,491 shares of common stock owned by TTOK, LLC, a limited liability company owned by Mr. O’Keefe and his wife (Mr. O’Keefe contributed his personal shareholdings to TTOK, LLC, in October 2005). Also includes 17,812 shares of common stock held by the O’Keefe Children’s Trust, 9,356 shares of common stock held by the Tully’s Foundation, and 114,705 shares of common stock issuable upon exercise of options and warrants.
(3)	Includes 245,068 shares of common stock issuable upon exercise of options and warrants and 282,500 shares of common stock issuable upon conversion of 2,000,000 shares of Series A preferred stock. The address for the Estate of Keith McCaw is 2365 Carillon Point, Kirkland, WA 98033.
(4)	Includes 69,890 shares of common stock issuable upon exercise of options and warrants and 1,413 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock.

(5)	Includes 36,040 shares of common stock issuable upon exercise of options.
(6)	Includes 21,824 shares of common stock issuable upon exercise of options and warrants. Also includes 1,413 shares of common stock issuable upon the conversion of 10,000 Series A preferred stock. Additionally, includes 5,000 chares of common stock issuable upon conversion of 40,000 shares of Series B preferred stock owned by PPC Partners LLC, a company in which Mr. Hood has a 0.96% interest.
(7)	Includes 26,250 shares of common stock issuable upon exercise of options. Mr. Dresel’s employment with Tully’s ended effective September 13, 2006.
(8)	Includes 23,821 shares of common stock issuable upon exercise of options.
(9)	Includes 11,041 shares of common stock issuable upon exercise of options.
(10)	Includes 9,791 shares of common stock issuable upon exercise of options.
(11)	Includes 4,197 shares of common stock issuable upon exercise of options and warrants and 2,119 shares of common stock issuable upon conversion of 15,000 shares of Series A preferred stock.
(12)	Includes 2,887 shares of common stock issuable upon exercise of options.
(13)	Includes 3,949 shares of common stock issuable upon exercise of options and warrants and 706 shares of common stock issuable upon conversion of 5,000 shares of Series A preferred stock.
(14)	Includes 3,332 shares of common stock issuable upon exercise of options.
(15)	Totals for group beneficial ownership and the number of persons do not include shares beneficially owned by our former president, Mr. John Dresel.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our board of directors recognizes that transactions or other arrangements between us and any of our directors, executive officers or principal shareholders may present potential or actual conflicts of interest. Accordingly, as a general matter, it is our board’s preference to avoid such transactions and other arrangements. Nevertheless, our board recognizes that there are circumstances where such transactions or other arrangements may be in, or not inconsistent with, our best interests. We intend to adopt a formal written policy that requires any transaction, arrangement or relationship in which we will be a participant and the amount involved exceeds $120,000, and in which any related person (directors, executive officers, shareholders owning at least 5% of any class of our voting securities, and the immediate family members or any person sharing the household of any such director, executive officer or shareholder) had or will have a direct or indirect material interest, to be submitted to our board of directors for review, consideration and approval. We further expect that the policy will provide for periodic monitoring of pending and ongoing transactions. In approving or rejecting the proposed transaction, our board will consider the relevant facts and circumstances relating to the proposed transaction, arrangement or relationship, including:

•	the related person’s relationship to us and interest in the transaction,

•	the material facts of the proposed transaction, including the proposed aggregate value of the transaction,

•	the benefits to us,

•	the availability of other sources for comparable services or products (if applicable), and

•	an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to our employees generally.

Our board of directors will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests and are consistent with applicable legal requirements.

The following is a summary of transactions since March 29, 2004, to which we have been a party, in which the amount involved exceeded, or will exceed, $120,000 and in which any related person had or will have a direct or indirect material interest, other than compensation arrangements (including employment and change-in-control arrangements) which are described under the section of this report captioned “Compensation Discussion and Analysis.” All of the transactions described below were entered into prior to the adoption of a formal written policy regarding related party transactions.

On November 1, 2002, Tully’s entered into a borrowing arrangement (with an unrelated party) that was secured by substantially all of our assets (the “KCL promissory note”), and was subject to personal guarantees of several individuals including certain directors of the Company. While the debt was outstanding, we agreed to indemnify the guarantors in connection with the guaranties and granted each of them a security interest in substantially all of our assets (subordinated to the security interest of the lender). During Fiscal 2006, the KCL promissory note plus accrued interest was repaid in full. Concurrently with the repayment of the KCL promissory note, the guaranty agreements between Tully’s and the several guarantors of the KCL promissory note were terminated and the guarantors released their conditional security interest in Tully’s assets. As compensation for these guarantees, we issued warrants to purchase our common stock to these guarantors in Fiscal 2006 as follows: directors O’Keefe (1,119), Hood (279) and Mr. Evanger (279). In addition, Mr. George Hubman, a former director and beneficial owner of more than 5% of our outstanding common stock, received warrants to purchase 1,678 shares as compensation for his guaranty during Fiscal 2006. For Fiscal 2005 (including the warrants issued May 23, 2005 for the quarter ended April 3, 2005), we issued warrants to guarantors who were then directors as follows: O’Keefe (13,887), Hood (3,471), Evanger (3,471) and Hubman (20,829).

A company affiliated with the estate of Mr. Keith McCaw (a beneficial owner of more than 5% of our outstanding common stock) was the holder of our convertible promissory note in the principal amount of $3,000,000, issued by Tully’s in December 2000. The note was repaid on November 14, 2005. From 2000 through December 2004, interest was paid solely through warrants to purchase Tully’s common stock. During Fiscal 2005 and Fiscal 2006, the note was amended to extend its maturity and modify its interest rate. From January 2005, cash interest was paid at the annual rate of 12% through May 31, 2005 and at the annual rate of 8% after May 31, 2005. For Fiscal 2005, we accrued cash interest of $93,000 (paid in Fiscal 2006), and for Fiscal 2006, we accrued cash interest of $166,000 (paid in Fiscal 2006).

In July 2007, we established a $10,000,000 credit facility with Benaroya Capital, as described in Note 2 of the Notes to the Consolidated Financial Statements. Our chairman, Tom T. O’Keefe, has guaranteed our obligations under the Benaroya credit facility, and another shareholder (Ms. Mary Kay McCaw, an affiliate of the estate of Mr. Keith McCaw) has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). We will recognize non-cash warrant costs of approximately $181,400 and the $167,100 commitment fee as loan guaranty costs during the period that this second guaranty is in effect. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to Benaroya Capital’s demands under these guarantees. We also have agreed not to increase the amount of our Northrim credit facility or grant any other security interest in our assets without the prior written consent of these guarantors.

The Board has determined that each of Messrs. Evanger, Fluke, Hood, and Hubert and Ms. Ainsworth-Jones is an “independent director” as such term is defined under the Marketplace Rules of The NASDAQ Stock Market, Inc. During Fiscal 2006 and until August 2006, when he was appointed President and chief executive officer of the Company, Mr. Buller also qualified as an independent director under the NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2006 and Fiscal 2007:

	Fiscal 2006	Fiscal 2007
Audit Fees(1)	$122,000	$152,000
Audit-Related Fees(2)	26,000	30,900
Tax Fees(3)	93,000	14,900

Total Fees	$241,000	$197,800

(1)	Audit services consisted of the examination of our consolidated financial statements and quarterly reviews of interim financial statements.
(2)	Audit-related fees relate primarily to consultation in connection with the evaluation of a possible business integration opportunity and the shareholder rights offering.
(3)	Tax services of Moss Adams were for state, federal, and international tax compliance and tax advice services.

Audit Committee Preapproval Policy

The Audit Committee does not have a written preapproval policy. However, as a matter of practice, prior to engaging our independent registered public accounting firm for any services, we obtain the prior approval of the Audit Committee. All of the audit, audit-related, tax and other fees were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of April 1, 2007 and April 2, 2006;

Consolidated Statements of Operations for the years ended April 1, 2007, April 2, 2006, and April 3, 2005;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 1, 2007, April 2, 2006, and April 3, 2005;

Consolidated Cash Flow Statements for the years ended April 1, 2007, April 2, 2006, and April 3, 2005;

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes.

3.	Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)*	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000

3.1(c)*	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000

3.1(d)*	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004

3.1(e)*	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007

3.2*	Amended and Restated Bylaws adopted on November 7, 2003

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

Exhibit Number	Description

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)*	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(f)*	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.4	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.5	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.6	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000)

10.7(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.7(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.8	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.9	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.10	Letter of Employment for John D. Dresel (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.11	Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 31, 2005, as filed with the SEC on September 2, 2005)

10.12(a)	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.12(b)	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.13(a)	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.13(b)*	Amendment #1 to Northrim Funding Services Contract of Sale & Security Agreement, dated June 25, 2007

10.14(a)	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.14(b)*	Amendment #2 to Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services, dated June 25, 2007

10.15	Employment Agreement for John K. Buller, dated September 1, 2006. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.16	Employment Summary, dated April 15, 2003, as amended September 16, 2005 for Ronald Gai (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.17	Offer Letter for Robert Martin, dated December 1, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.18	Offer Letter for Mark E. DaCosta, dated May 25, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.19	15% Senior Subordinated Secured Promissory Note in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.20*	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12, 2007, in favor of Benaroya Capital Company, L.L.C.

10.21(a)	Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated April 25, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.21(b)*	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007

10.21(c)*	Form of Guaranty Agreement dated July 12, 2007 between Guarantor and Benaroya Capital

10.22	Form of Security Agreement in favor of Benaroya Capital Company, L.L.C., dated April 26, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.23	Agreement between Tully’s Coffee and Guarantor Re Benaroya Capital Financing, dated April 25, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.24*	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007

Exhibit Number	Description

14.1	Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Registration Statement on Form S-l (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 13, 2007.

TULLY’S COFFEE CORPORATION

By:	/S/ KRISTOPHER S. GALVIN
Executive Vice President and Chief Financial Officer Signing on behalf of the Registrant and as principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 13, 2007 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ JOHN K. BULLER John K. Buller	Director, President and Chief Executive Officer

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board and Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ JOHN M. FLUKE John M. Fluke	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ KATHI AINSWORTH-JONES Kathi Ainsworth-Jones	Director

/S/ KRISTOPHER S. GALVIN Kristopher S. Galvin	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)*	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000

3.1(c)*	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000

3.1(d)*	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004

3.1(e)*	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007

3.2*	Amended and Restated Bylaws adopted on November 7, 2003

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)*	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(f)*	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended and filed with the SEC on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.4	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.5	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.6	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000)

10.7(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.7(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.7(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainer Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.8	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.9	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.10	Letter of Employment for John D. Dresel (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.11	Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 31, 2005, as filed with the SEC on September 2, 2005)

10.12(a)	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.12(b)	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.13(a)	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.13(b)*	Amendment #1 to Northrim Funding Services Contract of Sale & Security Agreement, dated June 25, 2007

10.14(a)	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.14(b)*	Amendment #2 to Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services, dated June 25, 2007

10.15	Employment Agreement for John K. Buller, dated September 1, 2006. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.16	Employment Summary, dated April 15, 2003, as amended September 16, 2005 for Ronald Gai (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

10.17	Offer Letter for Robert Martin, dated December 1, 2004 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.18	Offer Letter for Mark E. DaCosta, dated May 25, 2005 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.19	15% Senior Subordinated Secured Promissory Note in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.20*	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12, 2007, in favor of Benaroya Capital Company, L.L.C.

10.21(a)	Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated April 25, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.21(b)*	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007

10.21(c)*	Form of Guaranty Agreement dated July 12, 2007 between Guarantor and Benaroya Capital

10.22	Form of Security Agreement in favor of Benaroya Capital Company, L.L.C., dated April 26, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.23	Agreement between Tully’s Coffee and Guarantor Re Benaroya Capital Financing, dated April 25, 2007 (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.24*	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007

14.1	Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Registration Statement on Form S-l (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith