Form 10-Q
period 2007-07-01
TULLYS COFFEE CORP
filed 2007-07-26
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	2,685,300
(Title of Each Class)	Number of Shares Outstanding at July 1, 2007

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended July 1, 2007

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
First Quarter Fiscal 2008	13 week period ended July 1, 2007
First Quarter Fiscal 2007	13 week period ended July 2, 2006

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by that section. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new store openings, the cost of building new stores, the average unit volume of new stores, comparable store sales growth, increasing margins and growing our wholesale and franchise businesses.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	July 1, 2007 (unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,430	$1,022
Accounts receivable, net of allowance for doubtful accounts of $295 and $318 in April 1, 2007 and July 1, 2007, respectively	3,970	3,797
Inventories	3,023	3,842
Prepaid expenses and other current assets	778	1,370

Total current assets	9,201	10,031
Property and equipment, net	7,115	6,613
Goodwill, net	456	456
Other intangible assets, net	273	258
Other assets	305	290

Total assets	$17,350	$17,648

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,957	$5,837
Accrued liabilities	3,897	4,102
Credit line and current portion of long-term debt	4,228	2,586
Current portion of capital lease obligations	42	40
Deferred revenue	3,755	3,793

Total current liabilities	17,879	16,358
Long-term debt, net of discount and current portion	19	3,912
Capital lease obligation, net of current portion	53	46
Other liabilities	955	899
Deferred lease costs	1,129	1,047
Deferred revenue, net of current portion	1,424	1,080

Total liabilities	21,459	23,342

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 (April 1, 2007) and 15,471,352 (July 1, 2007) issued and outstanding, with a liquidation preference of $38,898 (April 1, 2007) and $38,678 (July 1, 2007)	34,639	34,443
Common stock, no par value; 120,000,000 shares authorized; 2,406,570 (April 1, 2007) and 2,685,300 (July 1, 2007) shares issued and outstanding, with a liquidation preference of $43,322 (April 1, 2007) and $43,335 (July 1, 2007)	9,822	10,495
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 4,920,709 (April 1, 2007) and 4,853,809 (July 1, 2007) issued and outstanding, with a liquidation preference of $12,302 (April 1, 2007) and $12,135 (July 1, 2007)	10,911	10,762
Additional paid-in capital	28,645	28,926
Accumulated deficit	(88,126)	(90,320)

Total stockholders’ deficit	(4,109)	(5,694)

Total liabilities and stockholders’ deficit	$17,350	$17,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended
	July 2, 2006 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$9,577	$10,489
Wholesale sales	4,024	5,696
Specialty sales of products	—	158

Total sales of products	13,601	16,343
Licenses, royalties, and fees	46	87
Recognition of deferred licensing revenue	360	360

Net sales	14,007	16,790

Cost of goods sold and operating expenses
Retail cost of goods sold	3,440	3,902
Retail occupancy expenses	1,320	1,328

Total retail cost of goods sold and related occupancy expenses	4,760	5,230
Wholesale cost of goods sold	2,583	3,911
Specialty cost of goods sold	—	161

Cost of goods sold and related occupancy expenses	7,343	9,302
Store operating expenses	4,452	4,730
Other operating expenses	1,137	1,208
Wholesale shipping expenses	150	193
Marketing, general and administrative costs	2,370	2,431
Depreciation and amortization	889	805
Store closure and lease termination costs	(5)	—

Total cost of goods sold and operating expenses	16,336	18,669

Operating loss	(2,329)	(1,879)
Other income (expense)
Interest expense	(78)	(316)
Interest income	47	—
Miscellaneous income	6	1

Total other income (expense)	(25)	(315)

Income (loss) before income taxes	(2,354)	(2,194)
Income tax expense	—	—

Net income (loss)	$(2,354)	$(2,194)

Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$(1.06)	$(0.86)
Earnings (loss) per share—diluted	$(1.06)	$(0.86)
Weighted average shares used in computing basic and diluted earnings (loss) per share
Earnings (loss) per share—basic	2,221	2,560
Earnings (loss) per share—diluted	2,221	2,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Week Periods Ended
	July 2, 2006 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,354)	$(2,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889	805
Store closure and lease termination costs	(5)	—
Employee stock option compensation expense	70	117
Non-cash interest expense (accretion of debt discount)	—	104
Provision for doubtful accounts	34	46
Loss on sale of property and equipment	1	—
Recognition of deferred license revenues	(360)	(360)
Changes in assets and liabilities
Accounts receivable	(168)	127
Inventories	(236)	(819)
Prepaid expenses and other assets	(45)	(577)
Accounts payable	74	(120)
Accrued liabilities	444	205
Deferred revenue	247	54
Deferred lease costs	24	(82)

Net cash used in operating activities	(1,385)	(2,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(900)	(288)
Additions to intangible assets	(28)	—
Proceeds from sale of property and equipment	3	—

Net cash used in investing activities	(925)	(288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) under Northrim credit facility	65	(1,519)
Borrowings on Benaroya credit facility	—	3,900
Payments on long-term debt and capital leases	(183)	(135)
Proceeds from exercise of warrants and stock options	—	328

Net cash provided by (used in) financing activities	(118)	2,574

Net decrease in cash and cash equivalents	(2,428)	(408)
Cash and cash equivalents at beginning of period	5,381	1,430

Cash and cash equivalents at end of period	$2,953	$1,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$75	$95
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$—	$55
Warrant issued for loan commitment fee	$—	$109
Discount on Note Proceeds		$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTEEN WEEK PERIOD ENDED JULY 1, 2007 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$(88,126)	$(4,109)
Exercise of common stock warrants					218,506	324			324
Series A Preferred stock converted to common stock	(87,800)	(196)			12,406	196			—
Series B Preferred stock converted to common stock			(66,900)	(149)	8,361	149			—
Exercise of stock options					39,457	4			4
Issuance of common stock warrants for loan fees							109		109
Stock option expense							117		117
Accrued expense paid through grant of stock options							55		55
Net loss								(2,194)	(2,194)

Balance, July 1, 2007	15,471,352	$34,443	4,853,809	$10,762	2,685,300	$10,495	$28,926	$(90,320)	$(5,694)

TULLY’S COFFEE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Tully’s Coffee Corporation and its consolidated subsidiaries. In these condensed consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation.

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended July 2, 2006 (“First Quarter Fiscal 2007”), and the thirteen week period ended July 1, 2007 (“First Quarter Fiscal 2008”) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended April 1, 2007, filed with the SEC on July 13, 2007 (the “Fiscal 2007 Form 10-K”).

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for years beginning after December 15, 2006, so that it first applied to Tully’s in Fiscal 2008. Adoption of FIN 48 during the First Quarter Fiscal 2008 did not have a material impact upon our consolidated financial statements.

2. Liquidity

As of July 1, 2007 we had cash and cash equivalents of $1,022,000, and a working capital deficit of $6,327,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

Cash requirements for the next twelve months, other than normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. In the next twelve months, we expect to open between 30 and 40 company-operated stores, depending upon the amount and timing of the capital raised for this purpose, as described below. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

Liabilities at July 1, 2007 include deferred licensing revenue in the aggregate amount of $2,520,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. We believe it is unlikely that any substantial performance will be required by Tully’s relative to this deferred licensing revenue.

We believe that the net proceeds of our proposed public offering (see Note 8), if completed, together with anticipated cash flows from operations will be sufficient to satisfy our working capital and capital expenditure requirements including store development for at least the next 12 months. Beyond the next 12 months, additional financing may be needed to fund working capital and store development. If we do not complete the proposed common stock offering, or if it should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business. In this event, we would rely upon our existing debt facilities (see Note 4), including the Northrim credit facility and the Benaroya Note, together with anticipated cash flows from operations, which we believe would be sufficient to satisfy our working capital and operating requirements at a lower level of business growth, for at least the next 12 months. However, all of these debt facilities have maturities prior to the end of August 2008 and would need to be renewed or refinanced. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. We could be required to substantially reduce the number of new company-operated stores opened in Fiscal 2008, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	April 1, 2007	July 1, 2007 (unaudited)
	(dollars in thousands)
Coffee
Unroasted	$792	$1,196
Roasted	1,167	1,494
Other goods held for sale	479	495
Packaging and other supplies	585	657

Total	$3,023	$3,842

4. Credit line and long term debt

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued the Benaroya Note to evidence that indebtedness. In connection with the loan, we granted warrants to purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after Benaroya Capital has given Tully’s notice that Benaroya Capital, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. The Benaroya Capital warrants become exercisable on the earliest to occur of (a) the completion of the Company’s first underwritten public offering of common stock; (b) immediately prior to a change of control event (as defined in the warrant); or (c) April 26, 2008, and will expire during 2012.

The Benaroya credit facility generally allows additional monthly borrowings of $500,000 ($750,000 for August and September 2007) up to the maximum of $10 million. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our secured credit facility with Northrim (the “Northrim Facility”) or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility are classified as a long-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

The discounts on the principle proceeds from to Benaroya Capital and the fair value of the warrants issued to Benaroya Capital described above have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest over the life of the note. These amounts are summarized as follows:

Thirteen week period ended July 1, 2007 (unaudited)
(dollars in thousands)
Additions during the First Quarter Fiscal 2008:
Initial loan discount	$100
Warrants issued to Benaroya Capital	109

Initial discount recorded on Benaroya Note	209
Less—accretion of discount included in interest expense for the First Quarter Fiscal 2008	(104)

Debt discount on Benaroya credit facility as of July 1, 2007	105

On June 22, 2005, Tully’s entered the Northrim Facility. On June 25, 2007, the credit facility was renewed until July 31, 2008, unless terminated earlier by either party. Under the credit facility, Tully’s may borrow up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 3.5% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

Obligations under credit lines and long-term debt consist of the following:

	April 1, 2007	July 1, 2007 (unaudited)
	(dollars in thousands)
Borrowings under the Northrim facility	$4,053	$2,535
Borrowings under the Benaroya credit facility, net of unaccreted discount of $105,000	—	3,895
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 including interest at 5.53%, through September 2007 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	166	42
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	28	26

	4,247	6,498
Less: Current portion	(4,228)	(2,586)

Long-term debt, net of discount and current portion	$19	$3,912

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

Tully’s has denied any liability to UCC and intends to vigorously defend its rights under the license agreement and the claims in this lawsuit. On December 7, 2006, Tully’s filed its answer, affirmative defenses and counterclaims. Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys fees and costs. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. During Fiscal 2007, Tully’s recorded the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims, in the amount of $799,000 (including $2,000 expensed in the First Quarter Fiscal 2007). At July 1, 2007, the remaining accrued liability related to this litigation was $432,000.

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

Tully’s initially recorded the $12 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at July 1, 2007 include $2,520,000 associated with the UCC license agreement.

After assessing the developments of the past few months, including the attempts to amicably resolve the dispute with UCC, the continuing nonperformance by UCC (which is contested by UCC), the November 14, 2006 termination of the license agreement by Tully’s (which is contested by UCC) and the litigation described above, Tully’s believes it is unlikely that any substantial performance will be required by Tully’s during the remainder of the zero royalty period established under the license agreement. However, due to the early stage of the litigation with UCC, Tully’s believes it is premature to account for the termination of this license agreement as a “repossession” under Statement of Financial Accounting Standards No. 45, “Accounting for Franchise Fee Revenue” (which would result in the accelerated recognition of the remaining deferred revenue and recognition of associated deferred costs of approximately $106,000 at July 1, 2007). Accordingly, Tully’s continued to amortize the revenue during Fiscal 2008 on the same basis as in the previous quarters of Fiscal 2007. Tully’s expects to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation.

Deferred licensing revenue recognized under the license agreement with UCC was $360,000 and $360,000 in the First Quarter Fiscal 2007 and First Quarter Fiscal 2008, respectively.

Deferred revenue is summarized as follows:

Thirteen weeks period ended July 1,2007 (unaudited)
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(360)
Other, net	(3)

Net decrease in deferred licensing revenue for the period	(363)
Deferred license revenue
Beginning of period	2,889

End of period	2,526 *
Less: Non-current portion	(1,080)

Current portion of deferred licensing revenue	1,446
Deferred revenue from stored value cards	2,347

Current portion deferred revenue	$3,793

*	Includes $2,520,000 of deferred revenues associated with the UCC license agreement, as described above.

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

Minimum future rental payments under noncancellable operating leases as of July 1, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remaining Fiscal 2008	$3,450
2009	4,243
2010	3,685
2011	1,941
2012	732
Thereafter	1,471

Total	$15,522

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remaining Fiscal 2008	$170
2009	147
2010	138
2011	55

Fiscal year
(dollars in thousands)
2012	43

Total	$553

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of July 1, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remaining Fiscal 2008	$38
2009	29
2010	22
2011	12
2012	1

Total minimum lease payment	102
Less: Amount representing future interest	(16)

Present value of net minimum lease payments under capital leases	$86

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of July 1, 2007, we had approximately $9,016,000 of contracts with fixed-price coffee purchase commitments. Since July 1, 2007, we have entered into additional coffee purchase contracts. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters or agreements for the members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of July 1, 2007, the aggregate contingent obligation for severance to these individuals was approximately $805,000 (giving effect to salary rate adjustments effective on April 2, 2007). Accrued liabilities at July 1, 2007 include accrued severance costs related to our former president in the amount of $44,000.

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

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully’s issued 7,000 shares of common stock and paid $164,000 to the settlement class. Under the settlement, Tully’s is required to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of July 1, 2007 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	649,680	649,680	$2.64
Issued to guarantors of debt	104,142	91,731	$0.40-$2.64
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	23,135	23,135	$0.08-$2.64

Totals	896,957	884,546

The weighted average exercise price for the outstanding warrants at July 1, 2007 was $2.03 per share.

On July 12, 2007 we issued 59,780 common stock warrants to Benaroya Capital and 21,000 common stock warrants to related guarantors of the Note, see Note 4.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
Weighted average risk free interest rate	5.09%	4.87%
Expected dividend yield	0%	0%
Expected lives	3 years	3 years
Weighted average expected volatility	84%	95%
Weighted average fair value at date of grant	$6.82	$6.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2007 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $70,000 and $117,000 for First Quarter Fiscal 2007 and First Quarter Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of July 1, 2007, we had approximately $892,000 of total unrecognized compensation cost related to the 195,657 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of July 1, 2007 options for 524,909 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 329,252 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.08	113,404	3.48	113,404	$1,597,763	$1,270,125
2.40	13,125	7.71	13,125	16,923	116,550
2.48	51,178	6.64	51,178	101,351	450,366
2.64	1,359	3.78	1,359	1,964	11,742
11.28	139,605	9.65	8,230	56,397	—
12.00	122,838	8.49	62,306	347,636	—
14.00	3,035	3.78	3,035	23,256	—
14.24	50,833	3.21	50,833	417,915	—
16.00	3,750	7.87	—	—	—
18.00	8,649	2.29	8,649	124,779	—
$20.00	17,133	4.77	17,133	41,571	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	524,909	6.69	329,252	$2,729,555	$1,848,783
Outstanding under the Founders Plan (exercise price of $0.08 per share)	210,517	14.82	210,517	$2,826,568	$2,357,790

Total	735,426	9.02	539,769	$5,556,123	$4,206,573

The following table summarizes activity under our stock option plans for the period March 28, 2004 through July 1, 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at March 28, 2004	707,055	$3.75
Granted	74,500	8.48
Exercised	(32,949)	0.47
Forfeited	(78,722)	9.95

Outstanding at April 3, 2005	669,884	3.57
Granted	74,486	10.66
Exercised	(77)	0.21
Forfeited	(55,876)	7.17

Outstanding at April 2, 2006	688,417	4.05
Granted	203,750	11.53
Exercised	(75,493)	0.12
Forfeited	(47,970)	13.15

Outstanding at April 1, 2007	768,704	$5.85

Granted	8,230	11.28
Exercised	(39,512)	0.10
Forfeited	(1,996)	11.42
Outstanding at July 1, 2007	735,426	$6.20

Exercisable or convertible at the end of the period	539,769	$4.25

The aggregate intrinsic value of options outstanding at July 1, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 389,583 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at July 1, 2007.

The total intrinsic value of options exercised during the First Quarter Fiscal 2007 and First Quarter Fiscal 2008 was $0, and $442,000, respectively.

8. Stockholders’ Equity

Proposed Underwritten Public Stock Offering

On April 27, 2007, we filed a registration statement for a proposed underwritten public offering of our common stock. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. We plan to use the proceeds of our proposed public offering, if it is completed, for growth of our business, repayment of debt, and for general corporate purposes. Through July 1, 2007, we had incurred costs of $543,000 for this proposed offering, which are included in prepaid expenses.

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

Under our articles of incorporation, the voting privileges and conversion ratios for our outstanding shares of Series A Preferred Stock and our Series B Preferred Stock are automatically adjusted to give proportionate effect to this reverse split. Further, if we were to complete the proposed underwritten public stock offering described above, the outstanding shares of our Series A and Series B Preferred Stock would automatically be converted to our common stock at the ratios determined under the “Qualified Offering” provisions of our articles of incorporation (as described below), which includes the adjustment for the one-for-eight reverse split.

Pursuant to provisions in our stock option and warrant agreements, the number of common shares available for purchase under these agreements, and the exercise prices, are automatically adjusted to give proportionate effect to this reverse split.

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At July 1, 2007, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of July 1, 2007.

Under our amended articles of incorporation, completion of our proposed underwritten public offering of common stock would result in the automatic conversion of our outstanding Series A Preferred Stock and Series B Preferred Stock into common stock. Assuming the completion of this offering, the outstanding shares of preferred stock at July 1, 2007 would be converted to approximately 2,793,750 common shares as follows:

	Outstanding Preferred Shares as of July 1, 2007	Pro forma giving effect to automatic conversion to common stock after completion of the proposed public offering (incorporating the one-for-eight reverse split)
Series A Preferred Stock	15,471,352	2,187,024
Series B Preferred Stock	4,853,809	606,726

Pro forma conversion of preferred stock to common stock		2,793,750

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

Our net sales are comprised as follows:

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Sales in the United States	$13,647	$16,271
International sales	360	519

	$14,007	$16,790

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

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,577	$10,489
Wholesale division	4,024	5,696
Specialty division	406	605

	$14,007	$16,790

Loss before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$371	$529
Wholesale division	282	568
Specialty division	277	260
Corporate and other expenses	(2,364)	(2,430)
Gain on Sale of Japan Rights	—	—

(Loss) before interest, taxes, depreciation and amortization	(1,434)	(1,073)
Depreciation and amortization	(889)	(805)
Income taxes	—	—
Interest income, interest expense, and loan guarantee fees	(31)	(316)

Net (Loss)	$(2,354)	$(2,194)

Depreciation and amortization
Retail division	$618	$574
Wholesale division	83	71
Specialty division	* *	* *
Corporate and other expenses	188	160

Total depreciation and amortization	$889	$805

**	Amounts are less than $1,000.

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

	Thirteen Week Periods Ended
	July 2, 2006 (unaudited)	July 1, 2007 (unaudited)
	(dollars and shares in thousands, except per share data)
Net loss	$(2,354)	$(2,194)
Adjustments for basic loss per share	—	—

Net loss for basic loss per share	$(2,354)	$(2,194)

Weighted average shares used in computing basic loss per share	2,221	2,560
Basic loss per share	$(1.06)	$(0.86)
Computation of diluted loss per share
Net loss	$(2,354)	$(2,194)
Add interest on convertible note, if assumed to be converted	—	—

Net loss for diluted loss per share	$(2,354)	$(2,194)

Weighted average shares used in computing diluted loss per share	2,221	2,560
Diluted loss per share	$(1.06)	$(0.86)
Weighted average shares used in computing loss per share
Weighted average common shares outstanding, used in computing basic loss per share	2,221	2,560
Total common share equivalent instruments for computing diluted loss per share (none)	—	—

Weighted average shares used in computing diluted loss per share	2,221	2,560

Potentially dilutive common stock equivalents consisting of our outstanding warrants and stock options and our outstanding convertible Series A and Series B shares have been excluded from the computation of diluted loss per share, because their effect would have been anti-dilutive due to the net loss reported. These common stock equivalents aggregated the equivalent of 4,113,302 common shares for the First Quarter Fiscal 2007 and 3,695,941 common shares for the First Quarter Fiscal 2008.

11. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net loss during the First Quarter Fiscal 2007 and First Quarter Fiscal 2008, so that net income (loss) equaled comprehensive income (loss) in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended July 1, 2007 (“First Quarter Fiscal 2008”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007, filed with the SEC on July 13, 2007 (the “Fiscal 2007 Form 10-K”). We believe that certain statements herein, including statements concerning anticipated store openings, planned capital expenditures, financing plans and trends in or expectations regarding Tully’s operations, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on currently available operating, financial and competitive information, and are subject to risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business and financing plans, the impact of competition, the effect of legal proceedings, and the success of our franchisees and licensees. These and other factors that may cause our actual results and trends to differ materially from our expectations are described in the “Risk Factors” section of this report.

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

The initiatives discussed above have catalyzed significant improvements to our retail operations, which we believe contributed to sequential comparable store sale increases of 4.1%, 7.0% and 7.1% in the last three fiscal quarters of Fiscal 2007 and 9.5% in the First Quarter Fiscal 2008. We will continue to implement initiatives designed to drive future comparable store sale increases. For Fiscal 2008, we are targeting comparable store sale increases in the range of 4% to 8%.

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

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At July 1, 2007 there were 41 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses. While U.S. franchising is not a material source of revenues at present, we intend to pursue disciplined franchisee development where practical. Additionally, we believe that many foreign markets offer untapped opportunities to establish and develop the Tully’s brand and generate revenues, primarily through joint ventures and licensing arrangements.

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

•

Recognition of Deferred Revenue (Specialty). We accounted for the initial license fee received from UCC in 2001 as deferred revenue and are amortizing this amount into income through April 2009. The unamortized balance was $2,520,000 at July 1, 2007. These revenues will cease after they are fully amortized (at the end of Fiscal 2009 under this present amortization schedule). We expect to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation. See Note 13 of the Notes to the Consolidated Financial Statements.

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

•

Marketing, General and Administrative Expenses. These costs are associated with corporate marketing, general and administrative functions that support our retail stores and our wholesale and specialty divisions, which provide infrastructure to facilitate successful execution of our growth strategies, and for the general administration of the Company. Components of this category include management and staff compensation and costs, stock option expense, travel, information systems, human resources, training, corporate rent, professional and consulting fees, and corporate insurance costs. We expect to record in marketing, general and administrative expenses approximately $892,000 of additional stock option expense related to options outstanding at July 1, 2007 over a period of approximately three years.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net income (loss) (dollars in thousands):

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)
Net income (loss)	$(2,354)	$(2,194)
Add back amounts for computation of EBITDA:
Interest income, interest expense, and loan guarantee fees	31	316
Depreciation and amortization	889	805

Earnings (loss) before interest, taxes, depreciation and amortization	(1,434)	(1,073)
Add back (deduct) amounts for computation of Adjusted EBITDA (none)

Adjusted EBITDA	$(1,434)	$(1,073)

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	88	90
New stores	4	—
Closed stores	(2)	—

End of the period	90	90

Franchisee-operated stores
Stores at beginning of the period	23	38
New stores	4	3

End of the period	27	41

Total company-operated and franchised stores
Stores at beginning of the period	111	128
New stores	8	3
Closed stores	(2)	—

End of the period	117	131

STORE LOCATIONS BY STATE (end of period):
Washington	77	81
California	26	27
Arizona	7	13
Idaho	5	7
Oregon	2	3

TOTAL	117	131

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.8)%	(4.3)%	(0.8)%	(2.5	)%(a)
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

Results of Operations

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)
	(dollars in thousands)
Net Sales
Retail store sales	$9,577	$10,489
Wholesale sales	4,024	5,696
Specialty—international product sales	—	158

Total sales of products	13,601	16,343
Specialty—U.S. franchising licenses, royalties and fees	46	87
Specialty—International license royalties and fees	—	—
Specialty—Recognition of deferred revenue	360	360

Total net sales	$14,007	$16,790

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,440	$3,902
Retail occupancy expenses	1,320	1,328
Wholesale	2,583	3,911
Specialty	—	161

Total	$7,343	$9,302

Operating Expenses
Store operating expenses	$4,452	$4,730
Other operating expenses:
Wholesale operating expenses	$1,009	$1,024
Specialty—U.S. franchising expenses	99	108
Specialty—international division expenses	29	76

Total other operating expenses	$1,137	$1,208

Wholesale shipping expenses	$150	$193
Marketing, general and administrative expenses	$2,370	$2,431
Other Data
EBITDA	$(1,434)	$(1,073)
Adjusted EBITDA	$(1,434)	$(1,073)

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	68.4%	62.5%
Wholesale sales	28.7%	33.9%
Specialty—international product sales	0.0%	0.9%

Total sales of products	97.1%	97.3%
Specialty—Licenses, royalties and fees	0.3%	0.5%
Specialty—Recognition of deferred revenue	2.6%	2.2%

Total net sales	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	35.9%	37.2%
Retail occupancy expenses	13.8%	12.7%
Store operating expenses	46.5%	45.1%
Wholesale Metrics
Amounts as Percent of wholesale sales
Wholesale cost of goods sold	64.2%	68.7%
Wholesale operating expenses	25.1%	18.0%
Wholesale shipping expenses	3.7%	3.4%
Percentage Increase in Wholesale Sales vs. Previous Period	40.5%	41.6%
Marketing, general and administrative expenses as percent of Total Net Sales	16.9%	14.5%

First Quarter Fiscal 2008 Compared To First Quarter Fiscal 2007

Net Sales

Total net sales increased $2,783,000 or 19.9% to $16,790,000 for the First Quarter Fiscal 2008, as compared to $14,007,000 for the First Quarter Fiscal 2007. Sales of products increased $2,742,000 or 20.2% to $16,343,000 for the First Quarter Fiscal 2008, as compared to $13,601,000 for the First Quarter Fiscal 2007. Sales of products increased $1,672,000 for the wholesale division and $158,000 for the specialty division and sales from company-operated retail stores increased $912,000. Licenses, royalties and fees increased $41,000 or 89.1% to $87,000 as compared to $46,000 for the First Quarter Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company First Quarter Fiscal 2008 compared to First Quarter Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$912
Wholesale	1,672
Specialty	199

Total company	$2,783

The retail sales increase represented a 9.5% increase compared to the First Quarter Fiscal 2007. For the First Quarter Fiscal 2008 comparable retail store sales grew 9.5%. Our estimate of the factors comprising the retail sales increase is summarized as follows:

Retail division Components of net sales increase First Quarter Fiscal 2008 compared to First Quarter Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$833
Sales increase from new stores	621
Sales decrease from stores closed during Fiscal 2007	(548)
Other	6

Total retail division	$912

Wholesale net sales increased $1,672,000, or 41.6%, to $5,696,000 for the First Quarter Fiscal 2008 from $4,024,000 for the First Quarter Fiscal 2007. The increase reflects a $703,000 sales increase in the grocery channel (due primarily to growth in the number of grocery retailers selling Tully’s coffee, increased sales to current grocery retailers, and sales of our new Bellaccino bottled beverages) and a $788,000 sales increase in our food service and office coffee service channels (reflecting the addition of new customers and increased sales of our K-Cup products).

Net sales for the specialty division increased by $199,000 to $605,000 for the First Quarter Fiscal 2008 as compared to the First Quarter Fiscal 2007, reflecting the recent introduction of our Bellaccino bottled beverages in South Korea.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,959,000, or 26.7%, to $9,302,000 for the First Quarter Fiscal 2008 as compared to First Quarter Fiscal 2007. Cost of goods sold and related occupancy costs increased to 56.9% of total sales of products for the First Quarter Fiscal 2008, compared to 54.0% for the corresponding period last year. The increase was primarily due to faster growth of our wholesale sales, which have a high product cost as a percentage of sales compared to our retail and specialty sales. Retail cost of goods sold increased from 35.9% (as a percentage of retail store sales) in the First Quarter Fiscal 2007 to 37.2% in the First Quarter Fiscal 2008, reflecting a higher percentage of customers using the Tully’s Card in the current period and receiving customer loyalty rewards, increased “waste” cost associated with the introduction of a new salad and sandwich program at selected stores, and product mix. Retail occupancy cost of goods sold decreased from 13.8% in the First Quarter Fiscal 2007 to 12.7% in the First Quarter Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2007, opening of stores with lower relative occupancy costs, and higher average unit volumes. Wholesale cost of goods sold increased from 64.2% of wholesale sales in the First Quarter Fiscal 2007 to 68.7% in the First Quarter Fiscal 2008 reflecting lower margins on newly introduced products (including Bellaccino and K-Cups) and higher product costs.

Store operating expenses increased $278,000, or 6.2%, to $4,730,000 in First Quarter Fiscal 2008 from $4,452,000 in First Quarter Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. As a percentage of retail sales, store operating expenses decreased to 45.1% for First Quarter Fiscal 2008 compared to 46.5% for First Quarter Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $71,000 or 6.2% to $1,208,000 during First Quarter Fiscal 2008 from $1,137,000 in First Quarter Fiscal 2007. The increase reflects $15,000 of increased expenses incurred in connection with the expansion of our wholesale business, $47,000 of costs associated with the development of international business opportunities, and $9,000 additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs increased $61,000 or 2.6%, to $2,431,000 during the First Quarter Fiscal 2008 from $2,370,000 in the First Quarter Fiscal 2007. This increase was primarily due to a $47,000 increase in stock option expense due to the effects of new stock option grants during Fiscal 2007 and the adoption of SFAS 123(R) during Fiscal 2007.

Depreciation and amortization expense decreased $84,000, or 9.4%, to $805,000 for the First Quarter Fiscal 2008 from $889,000 for the First Quarter Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $238,000 or 305.1% to $316,000 for the First Quarter Fiscal 2008 as compared to $78,000 for the First Quarter Fiscal 2007, primarily as the result of $214,000 of interest (including debt discount accretion) on the Benaroya Note.

Interest income of $47,000 was earned during the First Quarter Fiscal 2007 on the temporary investment of funds, which did not recur in the First Quarter Fiscal 2008.

Income Taxes

No income tax expense was recognized in either the First Quarter Fiscal 2008 or the First Quarter of Fiscal 2007, due to the net loss in each period for income tax purposes.

Net Income (Loss)

As a result of the factors described above, we had a loss of $2,194,000 for the First Quarter Fiscal 2008 as compared to the net loss of $2,354,000 for the First Quarter Fiscal 2007, an improvement of $160,000 (6.8%).

EBITDA

As a result of the factors described above, we had negative EBITDA of $1,073,000 for the First Quarter Fiscal 2008 as compared to negative EBITDA of $1,434,000 during the First Quarter Fiscal 2007, an improvement of $361,000 (25.2%).

Adjusted EBITDA

As a result of the factors described above, we had negative Adjusted EBITDA of $1,073,000 for the First Quarter Fiscal 2008 as compared to negative Adjusted EBITDA of $1,434,000 during the First Quarter Fiscal 2007, an improvement of $361,000 (25.2%).

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Fiscal 2006	Fiscal 2007
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(2,354)	$(2,194)
Adjustments for depreciation and other non-cash operating statement amounts	629	712

Net income (loss) adjusted for non-cash operating statement amounts	(1,725)	(1,482)
Cash provided (used) for other changes in assets and liabilities	340	(1,212)

Net cash provided by (used in) operating activities	(1,385)	(2,694)
Purchases of property and equipment	(900)	(288)
Other investing activities	(25)	—
Net borrowings (repayments) of debt and capital leases	(118)	2,246
Proceeds from warrant and stock option exercise	—	328

Net decrease in cash and cash equivalents	$(2,428)	$(408)

Overall, our operating activities, investing activities, and financing activities used $408,000 of cash during First Quarter Fiscal 2008 as compared to $2,428,000 of cash used during First Quarter Fiscal 2007.

Cash used in operating activities for First Quarter Fiscal 2008 was $2,694,000, a change of $1,309,000 compared to First Quarter Fiscal 2007 when operating activities used cash of $1,385,000. During First Quarter Fiscal 2008, we used proceeds from our new credit facility to fund increased inventory levels to support our current business requirements and to reduce the level of accounts payable. Additionally, there was a $418,000 increase in the prepaid costs of our public stock offering during First Quarter Fiscal 2008.

Investing activities used cash of $288,000 in First Quarter Fiscal 2008 as compared to $925,000 in First Quarter Fiscal 2007, primarily as the result of the timing of new store openings (no new company-operated stores were opened in First Quarter Fiscal 2008 as compared to four new stores in First Quarter Fiscal 2007).

Financing activities provided cash of $2,574,000 in First Quarter Fiscal 2008 and used cash of $118,000 in First Quarter Fiscal 2007. During First Quarter Fiscal 2008, we received proceeds of $3,900,000 from the new Benaroya Note and $329,000 from the exercise of stock options and warrants, and we repaid $1,519,000 under our Northrim credit facility.

Liquidity and Capital Resources

As of July 1, 2007 we had cash and cash equivalents of $1,022,000, and a working capital deficit of $6,327,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

Cash requirements for the next twelve months, other than normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. Franchised stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. In the next twelve months, we expect to open between 30 and 40 company-operated stores, depending upon the amount and timing of the capital raised for this purposes, as described below. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

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

During the First Quarter Fiscal 2008, we renewed our Northrim credit facility and borrowed $3,900,000 under the Benaroya Note as described in Note 4 to the Condensed Consolidated Financial Statements (“Note 4”). On July 12, 2007, the Benaroya Note was amended to establish a credit facility as described in Note 4. If the proposed public offering of stock is completed, we expect to repay the outstanding debt under both the Northrim credit facility and the Benaroya credit facility.

The cash and warrant fees incurred in connection with the Benaroya note in April 2007 and the establishment of the Benaroya credit facility in July 2007, described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the term of this debt. Further, the cash and warrant fees incurred in July 2007 in connection with the associated loan guaranty have been recorded as a deferred charge and are being amortized as non-cash loan guaranty expense over the term of this debt guaranty. During the First Quarter Fiscal 2008, we recognized this accretion as non-cash interest expense of $104,000, and we would expect to accrete the remainder of the debt discount as interest and the deferred charge amortization as loan guaranty expense in the aggregate amount of approximately $107,000 per month during the remaining term of the Benaroya credit facility ending August 31, 2008. If we complete our proposed public offering of common stock, the Benaroya credit facility will be repaid in full, and the remaining balance of debt discount and any unamortized loan guaranty costs would be recorded as a one-time charge to interest expense and loan guaranty expense. If the repayment of the Benaroya credit facility was to occur at the mid-point of the second fiscal quarter of Fiscal 2008 (the 13 week period which will end on September 30, 2007), this one-time charge would be approximately $1,340,000.

Liabilities at July 1, 2007 include deferred licensing revenue in the aggregate amount of $2,520,000. We will liquidate the deferred revenue balance through recognition of non-cash revenues in future periods, rather than through cash payments. We believe it is unlikely that any substantial performance will be required by Tully’s relative to this deferred licensing revenue.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of July 1, 2007, we had approximately $9,016,000 in fixed price purchase commitments. Since July 1, 2007, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $800,000 to $1,000,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of July 1, 2007 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not Applicable

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The litigation is in the early stages of discovery and trial has been scheduled for April 7, 2008. We intend to vigorously defend against the claims by UCC and to prosecute our counterclaims, but this litigation is in its early stages and the ultimate outcome of the matter therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of this matter will have on Tully’s results of operations, financial position, or cash flows. Tully’s has included in “other operating expenses” the actual and estimated costs for the Company’s defense and for prosecution of its counterclaims (including $432,000 accrued at July 1, 2007) in the amount of $799,000 for Fiscal 2007.

In addition, from time to time, we become involved in various legal proceedings in the ordinary course of business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

The section entitled “Risk Factors” in our Fiscal 2007 Form 10-K contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those described in that section and elsewhere in this report. You should consider these risks in evaluating our financial outlook.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during First Quarter Fiscal 2008.

Benaroya Note—We issued warrants to Benaroya Capital to purchase up to 72,191 shares of our common stock at an exercise price of $2.64 per share in consideration for the Benaroya Capital credit facility. In consideration for a guaranty made in connection with the Benaroya Capital credit facility, we issued warrants to the guarantor to purchase up to 21,000 shares of our common stock at an exercise price of $2.64 per share. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Stock Issued upon Exercise of Warrants—We issued an aggregate of 199,951 shares of common stock to 114 warrant holders for aggregate consideration of $324,657. The offer and sale of these securities was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Stock Issued upon Cashless Conversions of Warrants—We issued an aggregate of 18,552 shares of common stock to 20 warrant holders pursuant to the cashless conversion provisions of their warrants. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series A Preferred Shares—Five holders of our Series A preferred shares converted 87,800 of their Series A preferred shares into an aggregate of 12,406 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares—Nine holders of our Series B preferred shares converted 66,900 of their Series B preferred shares into an aggregate of 8,361 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2007 we held a special meeting of the shareholders. Our shareholders approved an amendment to our articles of incorporation to give effect to a one-for-eight reverse split of our outstanding common stock and approved an amendment to our articles of incorporation to eliminate the requirement for a minimum price per share as a condition for the automatic conversion of our Series A Preferred stock in a “Qualified Public Offering,” as follows:

VOTE
Effect a one-for-eight reverse split of our outstanding common stock
For	3,372,747
Against	160,111
Abstain	9,162

VOTE
Eliminate the minimum price per share requirement
For	3,384,022
Against	147,962
Abstain	10,035

ITEM 5.	OTHER INFORMATION

On July 18, 2007, our Board of Directors amended our bylaws to provide for the following: (1) Right to Call a Special Meeting of the Board of Directors. A special meeting may be called by the chairman, CEO, president or by a majority of directors. Prior to the amendment, a special meeting could be called by any officer or two or more directors. (2) Shareholders’ Right to Call a Special Meeting of the Shareholders. A special meeting of the shareholders may be called by holders of at least 10% of the votes entitled to be cast. In the event the Company is not a “public company,” this percentage jumps to 25%. Prior to the amendment, a special meeting of the shareholders could be called by holders of at least 10% of the votes entitled to be cast. (3) Shareholder Proposals for Annual Meeting. Any shareholder intending to propose directors or place items on the agenda for consideration at the annual meeting must submit such proposals to us not fewer than 60 but not more than 90 days prior to the date of the annual meeting. Shareholder proposals that do not comply with the notice provisions of this bylaw may be rejected by the Board of Directors and not included in the business of the annual meeting. Prior to the amendment, the bylaws did not provide for shareholder proposals at an annual meeting. (4) Amendments to Bylaws. Bylaws may be amended by the Board without notice of the amendment being included in the notice for the Board of Directors meeting where the bylaws will be amended as was the case prior to the amendment. (5) Share certificates. The bylaws as amended allow for uncertificated shares and the transfer of uncertificated shares. Prior to the bylaws, shares were certificated and transfers required surrender of certificate.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001 and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.2*	Amended and Restated Bylaws

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.1(a)	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)	Common Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.2(f)	Form of Common Stock Purchase Warrants issued July 10, 2007 to Guarantors of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

Exhibit Number	Description
4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.1	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12,2007, in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

10.2	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

10.3	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on July 25, 2007.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT
CHIEF FINANCIAL OFFICER
Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001 and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.2*	Amended and Restated Bylaws

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.1(a)	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)	Common Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.2(f)	Form of Common Stock Purchase Warrants issued July 12, 2007 to Guarantors of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

Exhibit Number	Description
4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

10.1	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12,2007, in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

10.2	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

10.3	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007 as filed with the Commission on July 13, 2007 and incorporated herein by reference.)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith