Form 10-Q
period 2007-09-30
TULLYS COFFEE CORP
filed 2007-11-14
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     to

Commission file number: 001-33646

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

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

Indicate by checkmark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,078,415
(Title of Each Class)	Number of Shares Outstanding at October 31, 2007

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2007

Index

		Page No.
	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets at September 30, 2007 and April 1, 2007	4

	Condensed Consolidated Statements of Operations for the Operations for the Thirteen and Twenty-Six Week Periods Ended September 30, 2007 and October 1, 2006	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended September 30, 2007 and October 1, 2006	6

	Consolidated Statement of Changes in Stockholders’ Deficit for the Twenty-Six Week Period Ended September 30, 2007	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4T	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1	Legal Proceedings	36

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6	Exhibits	39

	SIGNATURE	41

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
Second Quarter Fiscal 2008	13 week period ended September 30, 2007
Second Quarter Fiscal 2007	13 week period ended October 1, 2006
Six Months Fiscal 2008	26 week period ended September 30, 2007
Six Months Fiscal 2007	26 week period ended October 1, 2006

Special Note Regarding Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by that section. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and referenced in “Risk Factors” and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new store openings, the cost of building new stores, the average unit volume of new stores, comparable store sales growth, increasing margins and growing our wholesale and franchise businesses.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	September 30, 2007 (unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,430	$1,294
Accounts receivable, net of allowance for doubtful accounts of $295 and $342 at April 1, 2007 and September 30, 2007, respectively	3,970	4,878
Inventories	3,023	4,346
Prepaid expenses and other current assets	778	2,317

Total current assets	9,201	12,835
Property and equipment, net	7,115	6,395
Goodwill, net	456	456
Other intangible assets, net	273	247
Other assets	305	272

Total assets	$17,350	$20,205

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,957	$7,937
Accrued liabilities	3,897	4,840
Credit line and current portion of long-term debt, net of discount	4,228	8,851
Current portion of capital lease obligations	42	34
Deferred revenue	3,755	4,028

Total current liabilities	17,879	25,690
Long-term debt, net of discount and current portion	19	15
Capital lease obligation, net of current portion	53	40
Other liabilities	955	899
Deferred lease costs	1,129	966
Deferred revenue, net of current portion	1,424	720

Total liabilities	21,459	28,330

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 (April 1, 2007) and 14,175,356 (September 30, 2007) issued and outstanding, with a liquidation preference of $38,898 (April 1, 2007) and $35,438 (September 30, 2007)	34,639	31,555
Common stock, no par value; 120,000,000 shares authorized; 2,406,570 (April 1, 2007) and 2,969,343 (September 30, 2007) shares issued and outstanding, with a liquidation preference of $43,322 (April 1, 2007) and $53,448 (September 30, 2007)	9,822	14,753
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 4,920,709 (April 1, 2007) and 4,251,509 (September 30, 2007) issued and outstanding, with a liquidation preference of $12,302 (April 1, 2007) and $10,629 (September 30, 2007)	10,911	9,425
Additional paid-in capital	28,645	29,744
Accumulated deficit	(88,126)	(93,602)

Total stockholders’ deficit	(4,109)	(8,125)

Total liabilities and stockholders’ deficit	$17,350	$20,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Retail store sales	$9,836	$10,813	$19,413	$21,302
Wholesale sales	6,262	6,908	10,286	12,604
Specialty sales of products	6	45	6	203

Total sales of products	16,104	17,766	29,705	34,109
Licenses, royalties, and fees	45	84	91	171
Recognition of deferred licensing revenue	360	360	720	720

Net sales	16,509	18,210	30,516	35,000

Cost of goods sold and operating expenses
Retail cost of goods sold	3,500	4,131	6,940	8,033
Retail occupancy expenses	1,291	1,327	2,611	2,655

Total retail cost of goods sold and related occupancy expenses	4,791	5,458	9,551	10,688
Wholesale cost of goods sold	4,059	4,867	6,642	8,778
Specialty cost of goods sold	5	53	5	214

Cost of goods sold and related occupancy expenses	8,855	10,378	16,198	19,680
Store operating expenses	4,569	5,124	9,021	9,854
Other operating expenses	1,177	2,146	2,314	3,354
Wholesale shipping expenses	194	226	344	419
Marketing, general and administrative costs	2,853	2,337	5,223	4,768
Depreciation and amortization	902	685	1,791	1,490
Settlement of litigation	72	—	72	—
Store closure and lease termination costs	103	16	98	16

Total cost of goods sold and operating expenses	18,725	20,912	35,061	39,581

Operating loss	(2,216)	(2,702)	(4,545)	(4,581)
Other income (expense)
Interest expense	(58)	(527)	(136)	(843)
Loan guarantee fee	—	(68)	—	(68)
Interest income	9	—	56	—
Miscellaneous income	12	15	18	16

Total other income (expense)	(37)	(580)	(62)	(895)

Loss before income taxes	(2,253)	(3,282)	(4,607)	(5,476)
Income tax expense	—	—	—	—

Net loss	$(2,253)	$(3,282)	$(4,607)	$(5,476)

Loss per share—basic and diluted
Loss per share—basic	$(1.01)	$(1.20)	$(2.07)	$(2.07)
Loss per share—diluted	$(1.01)	$(1.20)	$(2.07)	$(2.07)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	2,221	2,728	2,221	2,644
Loss per share—diluted	2,221	2,728	2,221	2,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,607)	$(5,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	1,490
Loan guarantee fee	—	68
Store closure and lease termination costs	98	16
Employee stock option compensation expense	155	223
Non-cash interest expense (accretion of debt discount)	—	319
Provision for doubtful accounts	79	92
Gain on sale of property and equipment	(1)	(1)
Recognition of deferred license revenues	(726)	(720)
Changes in assets and liabilities
Accounts receivable	(2,570)	(1,001)
Inventories	(401)	(1,287)
Prepaid expenses and other assets	270	(1,411)
Accounts payable	1,507	1,980
Accrued liabilities	1,398	927
Deferred revenue	587	289
Deferred lease costs	(47)	(162)

Net cash used in operating activities	(2,467)	(4,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,306)	(756)
Additions to intangible assets	(28)	(1)
Proceeds from sale of property and equipment	13	—

Net cash used in investing activities	(1,321)	(757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) under Northrim credit facility	(48)	(296)
Payments on long-term debt and capital leases	(237)	(190)
Proceeds from note payable	—	5,400
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from exercise of warrants and stock options	—	373

Net cash provided by (used in) financing activities	(285)	5,275

Net decrease in cash and cash equivalents	(4,073)	(136)
Cash and cash equivalents at beginning of period	5,381	1,430

Cash and cash equivalents at end of period	$1,308	$1,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$132	$843
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$—	$56
Warrant issued for loan commitment fee	$—	$635
Discount recorded from note proceeds	$—	$582
Warrants issued for loan guarantee	$—	$185
Purchase of property and equipment through capital leases	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWENTY-SIX WEEK PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$(88,126)	$(4,109)
Exercise of common stock warrants					243,164	367			367
Series A Preferred stock converted to common stock	(1,383,796)	(3,084)			195,545	3,084			—
Series B Preferred stock converted to common stock			(669,200)	(1,486)	83,647	1,486			—
Exercise of stock options					40,082	6			6
Issuance of common stock warrants for loan guarantee							185		185
Issuance of common stock warrants for loan fees							635		635
Stock option expense							223		223
Accrued expense paid through grant of stock options							56		56
Cash in lieu of fractional stock on reverse split					335	(12)			(12)
Net loss								(5,476)	(5,476)

Balance, September 30, 2007	14,175,356	$31,555	4,251,509	$9,425	2,969,343	$14,753	$29,744	$(93,602)	$(8,125)

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended September 30, 2007 (“Second Quarter Fiscal 2008”), the twenty-six week period ended September 30, 2007 (“Six Months Fiscal 2008”), the thirteen week period ended October 1, 2006 (“Second Quarter Fiscal 2007”), and the twenty-six week period ended October 1, 2006 (“Six Months Fiscal 2007”), are not necessarily indicative of future financial results.

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

2. Liquidity

As of September 30, 2007 we had cash and cash equivalents of $1,294,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $8,842,000 as of September 30, 2007, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at September 30, 2007 (see Note 4), we had current liabilities of $16,848,000 as compared to current assets of $12,835,000 at September 30, 2007. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings and the proceeds from the sale of our Japanese intellectual property rights in August 2005. In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement for this proposed stock offering and on August 14, 2007, we announced postponement of this proposed stock offering, as described in Note 8.

We are monitoring financial market conditions with the intention of resuming the postponed stock offering at the earliest practical opportunity. Completion of this proposed stock offering is subject to a number of factors (some of which are outside the control of the Company), including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that the proposed stock offering cannot be completed with terms and timing which are acceptable to Tully’s. The Benaroya credit facility ($5,084,000 in principal amount outstanding at September 30, 2007, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. Our Northrim credit line ($3,758,000 in principal amount outstanding at September 30, 2007) is generally subject to annual renewals. The Benaroya and Northrim facilities both mature before September 1, 2008 and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. While the proposed stock offering is postponed, we have scaled back our plans for new company-operated stores. During the remainder of Fiscal 2008, we expect to open between one and three new company-operated stores. In Fiscal 2009, the number of new company-operated stores will depend upon the amount and timing of our financing activities. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

If we do not complete the proposed stock offering or a comparable alternative financing, or if the offering or alternative financing should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business and to seek additional debt or equity financing. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to our shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and terms that could restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. We could be required to substantially reduce the number of new company-operated stores, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	April 1, 2007	September 30, 2007 (unaudited)
	(dollars in thousands)
Coffee
Unroasted	$792	$1,798
Roasted	1,167	1,361
Other goods held for sale	479	437
Packaging and other supplies	585	750

Total	$3,023	$4,346

4. Credit lines and long term debt

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued the promissory note (“the Benaroya Note”) to evidence that indebtedness. In connection with the loan, we granted warrants to purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after Benaroya Capital has given Tully’s notice that Benaroya Capital, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. The Benaroya Capital warrants become exercisable on the earliest to occur of (a) the completion of the Company’s first underwritten public offering of common stock; (b) immediately prior to a change of control event (as defined in the warrant); or (c) April 26, 2008, and will expire during 2012.

The Benaroya credit facility generally allows additional monthly borrowings of $500,000 up to the maximum of $10 million. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our secured credit facility with Northrim (the “Northrim Facility”) or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility are classified as a short-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Twenty-six week period ended September 30, 2007 (unaudited)
(dollars in thousands)
Additions during the Six Months Fiscal 2008:
Loan fee discount	$582
Warrants issued to Benaroya Capital	635

Initial discount recorded on Benaroya Note	1,217
Less—accretion of discount included in interest expense for the Six Months Fiscal 2008	(319)

Debt discount on Benaroya credit facility as of September 30, 2007	$898

On June 22, 2005, Tully’s entered into the Northrim Facility. On June 25, 2007, the credit facility was renewed until July 31, 2008, unless terminated earlier by either party. Under this credit facility, Tully’s may borrow up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 3.5% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

Obligations under credit lines and long-term debt consist of the following:

	April 1, 2007	September 30, 2007 (unaudited)
	(dollars in thousands)
Borrowings under the Northrim facility	$4,053	$3,758
Borrowings under the Benaroya credit facility, net of unaccreted discount of $898,000	—	5,084
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 including interest at 5.53%, through September 2007 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	166	—
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	28	24

	4,247	8,866
Less: Current portion	(4,228)	(8,851)

Long-term debt, net of current portion	$19	$15

5. International Licenses and Deferred Revenue

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and in November 2006, Tully’s notified UCC that the license agreement had been terminated.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories). The suit further sought a preliminary injunction enjoining Tully’s from taking any action to decrease the value of the license rights, an injunction prohibiting Tully’s from terminating the license agreement, and attorneys’ fees and costs.

Tully’s has denied any liability to UCC and has vigorously defended its rights under the license agreement and the claims in this lawsuit. Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys’ fees and costs. We intend to continue vigorously defending against the claims by UCC and to prosecute our counterclaims, if the matter is not otherwise resolved. The parties have commenced discovery, but this litigation is in its early stages and the ultimate outcome of the matter (whether through the court or any settlement efforts) therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of the matter will have on Tully’s results of operations, financial position, or cash flows. During Second Quarter Fiscal 2008, Tully’s and UCC requested that the court delay the trial date (from April 7, 2008) and the court set a new trial date of September 5, 2008.

During Fiscal 2007, Tully’s recorded an estimate of $799,000 for the costs of its defense and for prosecution of its counterclaims. During Second Quarter Fiscal 2008, Tully’s reevaluated the expected costs with regard to this matter and recorded $865,000 of additional actual and estimated future costs. At September 30, 2007, the remaining accrued liability related to this litigation was $710,000. These costs reflect Tully’s current estimate of costs it expects to incur in connection with the resolution of this matter, but the actual costs incurred may be greater or lesser than this estimate, depending upon future developments in the litigation and any associated settlement efforts.

At the April 2001 commencement of the UCC license term, UCC paid a license fee of $12 million to Tully’s. The license agreement provided that this fee was fully earned upon payment. Tully’s initially recorded the $12 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at September 30, 2007 include $2,160,000 associated with the UCC license agreement. After assessing the developments summarized above, Tully’s believes it is unlikely that any substantial performance will be required by Tully’s during the remainder of the zero royalty period established under the license agreement. However, due to the early stage of the litigation with UCC, Tully’s believes it is premature to account for the termination of this license agreement as a “repossession” under Statement of Financial Accounting Standards No. 45, “Accounting for Franchise Fee Revenue” (which could result in the accelerated recognition of the remaining deferred revenue and recognition of associated deferred costs of approximately $91,000 at September 30, 2007). Accordingly, Tully’s continued to amortize the revenue during the first and second quarters of Fiscal 2008 on the same basis as in Fiscal 2007. Tully’s expects to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation. Deferred licensing revenue recognized under the license agreement with UCC was $360,000 and $360,000 in the Second Quarter Fiscal 2007 and Second Quarter Fiscal 2008, respectively.

Deferred revenue is summarized as follows:

Twenty-six weeks period ended September 30,2007 (unaudited)
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(720)
Other, net	(7)

Net decrease in deferred licensing revenue for the period	(727)
Deferred license revenue
Beginning of period	2,889

End of period	2,162 *
Less: Non-current portion	(720)

Current portion of deferred licensing revenue	1,442
Other deferred revenue	205
Deferred revenue from stored value cards	2,381

Current portion deferred revenue	$4,028

*	Includes $2,160,000 of deferred revenues associated with the UCC license agreement, as described above.

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

Minimum future rental payments under noncancellable operating leases as of September 30, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$2,271
2009	4,243
2010	3,685
2011	1,941
2012	732
Thereafter	1,471

Total	$14,343

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$113
2009	147
2010	138
2011	55
2012	43

Total	$496

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of September 30, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$25
2009	29
2010	22
2011	12
2012	1

Total minimum lease payment	89
Less: Amount representing future interest	(15)

Present value of net minimum lease payments under capital leases	$74

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of September 30, 2007, we had approximately $7,088,000 of contracts with fixed-price coffee purchase commitments which are not expected to result in a purchase price or commitment above the fair market value of the related goods. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters or agreements for the members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of September 30, 2007, the aggregate contingent obligation for severance to these individuals was approximately $805,000.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. On September 14, 2006, the Court granted final approval of a settlement agreement between the parties and dismissed the suit with prejudice. Under the settlement, Tully’s agreed to annually make cash payments and issue shares of its common stock to the settlement class during a three year period starting in October 2006. In October 2006, Tully’s issued 7,000 shares of common stock and paid $164,000 to the settlement class. Under the settlement, Tully’s was obligated as of September 30, 2007 to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (thousands)
Issued and paid in October 2007	11,719	$266
To be issued and paid in October 2008	11,719	266
To be issued and paid in October 2009	7,031	159

Total	30,469	$691

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of September 30, 2007 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	629,869	629,869	$2.64
Issued to guarantors of debt	184,922	91,731	$0.40-$2.64
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	17,017	17,017	$0.08-$2.64

Totals	951,808	858,617

The weighted average exercise price for the outstanding warrants at September 30, 2007 was $1.85 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Weighted average risk free interest rate	4.70%	—	4.75%	4.87%
Expected dividend yield	0%	—	0%	0%
Expected lives	3.19 years	—	3.17 years	3 years
Weighted average expected volatility	94%	—	93%	95%
Weighted average fair value at date of grant	$7.52	—	$7.43	$6.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2007 and Fiscal 2008 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $155,000 and $223,000 for the Six Months Fiscal 2007 and Six Months Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of September 30, 2007, we had approximately $776,000 of total unrecognized compensation cost related to the 177,508 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of September 30, 2007 options for 496,991 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 319,483 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.08	113,296	3.24	113,296	$1,595,799	$1,269,915
2.40	13,125	7.47	13,125	16,923	116,550
2.48	50,545	6.12	50,545	100,572	444,796
2.64	1,359	3.53	1,359	1,964	11,742
11.28	136,230	9.41	8,230	56,397	—
12.00	122,502	8.25	76,744	452,572	—
14.00	3,035	3.53	3,035	23,256	—
14.24	36,250	2.29	36,250	400,497	—
16.00	3,750	7.63	—	—	—
18.00	8,399	2.09	8,399	120,996	—
$20.00	8,500	4.50	8,500	27,835	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	496,991	6.52	319,483	$2,796,811	$1,843,003
Outstanding under the Founders Plan (exercise price of $0.08 per share)	206,362	14.53	206,362	2,751,879	2,311,254

Total	703,353	8.87	525,845	$5,548,690	$4,154,257

The following table summarizes activity under our stock option plans for the period April 1, 2007 through September 30, 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at April 1, 2007	768,704	$5.85
Granted	8,230	11.28
Exercised	(39,512)	0.10
Forfeited	(1,996)	11.42

Outstanding at July 1, 2007	735,426	$6.20
Granted	—	—
Exercised	(4,780)	0.39
Forfeited	(27,293)	15.64

Outstanding at September 30, 2007	703,353	$5.88

Exercisable or convertible at the end of the period	525,845	$3.95

The aggregate intrinsic value of options outstanding at September 30, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 384,687 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at September 30, 2007.

The total intrinsic value of options exercised during the Six Months Fiscal 2007 and Six Months Fiscal 2008 was $0, and $494,000, respectively.

8. Stockholders’ Equity

Proposed Underwritten Public Stock Offering

On April 27, 2007, we filed a registration statement for a proposed underwritten public offering of our common stock. This registration statement has not yet been declared effective. The completion of this proposed offering is subject to a number of factors, including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. We plan to use the proceeds of our proposed public offering, if it is completed, for growth of our business, repayment of debt, and for general corporate purposes. Through September 30, 2007, we had incurred costs of $1,365,000 for this proposed offering, which are included in prepaid expenses and will be recognized as a reduction to the proceeds of a completed offering or expensed at such point (if any), within a reasonable period of time, as this offering may be determined to be abandoned. On August 14, 2007 we announced postponement of the underwritten public offering due to volatile stock market conditions. We are monitoring financial market conditions with the intention of resuming the postponed stock offering at the earliest practical opportunity.

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

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At September 30, 2007, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of September 30, 2007.

During the Second Quarter Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders have requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the Second Quarter Fiscal 2008 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock, that will be reflected in the financial statements for our fiscal quarter ending December 30, 2007.

Under our amended articles of incorporation, completion of our proposed underwritten public offering of common stock would result in the automatic conversion of our outstanding Series A Preferred Stock and Series B Preferred Stock into common stock. Assuming the completion of this offering, the outstanding shares of preferred stock at September 30, 2007 would be converted to approximately 2,535,262 common shares as follows:

	Outstanding Preferred Shares as of September 30, 2007	Pro forma giving effect to conversion to common stock (incorporating the one-for-eight reverse split)
Series A Preferred Stock	14,175,356	2,003,823
Series B Preferred Stock	4,251,509	531,439

Pro forma conversion of preferred stock to common stock		2,535,262

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

Our net sales are comprised as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Sales in the United States	$16,143	$17,806	$29,790	$34,077
International sales	366	404	726	923

	$16,509	$18,210	$30,516	$35,000

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$9,836	$10,813	$19,413	$21,302
Wholesale division	6,262	6,908	10,286	12,604
Specialty division	411	489	817	1,094

	$16,509	$18,210	$30,516	$35,000

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$373	$215	$744	$744
Wholesale division	993	749	1,275	1,317
Specialty division (a)	246	(644)	523	(384)
Corporate and other expenses	(2,914)	(2,322)	(5,278)	(4,752)

Earnings (loss) before interest, taxes, depreciation and amortization	(1,302)	(2,002)	(2,736)	(3,075)
Depreciation and amortization	(902)	(685)	(1,791)	(1,490)
Interest income, interest expense, and loan guarantee fees	(49)	(595)	(80)	(911)
Income taxes	—	—	—	—

Net loss	$(2,253)	$(3,282)	$(4,607)	$(5,476)

Depreciation and amortization
Retail division	$639	$465	$1,257	$1,039
Wholesale division	74	66	157	137
Specialty division	* *	* *	* *	* *
Corporate and other expenses	189	154	377	314

Total depreciation and amortization	$902	$685	$1,791	$1,490

**	Amounts are less than $1,000.

(a)	Amounts for the Specialty Division for the Second Quarter Fiscal 2008 and the Six Months Fiscal 2008 include $865,000 of actual and estimated costs for the UCC litigation as described in Note 5.

10. Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents, if any.

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock that is convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share.

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Net loss	$(2,253)	$(3,282)	$(4,607)	$(5,476)
Adjustments for basic loss per share	—	—	—	—

Net loss for basic loss per share	$(2,253)	$(3,282)	$(4,607)	$(5,476)

Weighted average shares used in computing basic loss per share	2,221	2,728	2,221	2,644
Basic loss per share	$(1.01)	$(1.20)	$(0.48)	$(2.07)
Computation of diluted loss per share
Net loss	$(2,253)	$(3,282)	$(4,607)	$(5,476)
Adjustments for diluted loss per share	—	—	—	—

Net loss for diluted loss per share	$(2,253)	$(3,282)	$(4,607)	$(5,476)

Weighted average shares used in computing diluted loss per share	2,221	2,728	2,221	2,644
Diluted loss per share	$(1.01)	$(1.20)	$(0.48)	$(2.07)
Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	2,221	2,728	2,221	2,644
Total common share equivalent instruments for computing diluted loss per share	—	—	—	—

Weighted average shares used in computing diluted loss per share	2,221	2,728	2,221	2,644

Potentially dilutive common stock equivalents consisting of our outstanding warrants and stock options and our outstanding convertible Series A and Series B shares have been excluded from the computation of diluted loss per share, because their effect would have been anti-dilutive due to the net loss reported. These common stock equivalents aggregated the equivalent of 4,112,267 common shares at October 1, 2006 and 3,404,019 common shares at September 30, 2007.

11. Comprehensive Income (Loss)

There were no components of other comprehensive income (loss) other than net loss during the Six Months Fiscal 2007 and the Six Months Fiscal 2008, so that net loss equaled comprehensive loss in each of these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended September 30, 2007 (“Second Quarter Fiscal 2008”) and the twenty-six week period ended September 30, 2007 (“Six Months Fiscal 2008”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007, filed with the SEC on July 13, 2007 (the “Fiscal 2007 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risk, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business and financing plans, the impact of competition, the effect of legal proceedings, the success of our franchisees and licensees, and others described in the “Risk Factors” section of our Fiscal 2007 Form 10K and elsewhere in this report.

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

Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt and through licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco, our two principal retail markets. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2008, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising.

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

Starting in Fiscal 2006 and continuing into Fiscal 2008, we have begun implementing strategies to improve our financial position and create a foundation for future growth. On April 27, 2007, we filed a registration statement for a proposed stock offering and on August 14, 2007, we announced postponement of this proposed stock offering, as described in Note 8 of the Notes to the Condensed Consolidated Financial Statements. The proceeds from our proposed public offering, if it is completed, will be used in large part to continue implementing these strategies.

Growth Trends in Our Business

Retail Division.

Tully’s has 90 company-operated retail stores and 52 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana and Utah. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

The initiatives discussed above have catalyzed significant improvements to our retail operations, which we believe contributed to five consecutive quarters of comparable store sale increases- 3.6%, 7.0% and 7.2% in the last three fiscal quarters of Fiscal 2007 and 9.5% and 7.6% in the first two quarters of Fiscal 2008. We will continue to implement initiatives designed to drive future comparable store sale increases. For Fiscal 2008, we are targeting comparable store sale increases in the range of 4% to 8%.

During Fiscal 2007 we opened six company-operated stores and we have opened two new company-operated stores during the Six Months Fiscal 2008. While the proposed stock offering is postponed, we have scaled back our plans for opening new company-operated stores. During the remainder of Fiscal 2008, we expect to open between one and three new company-operated stores. In Fiscal 2009, the number of new company-operated stores will depend upon the amount and timing of our financing activities. New stores will be located primarily within our existing and adjacent geographic markets. Our goal is for new stores based on our 1,200 - 1,400 square foot model store to generate average annual unit volumes of approximately $650,000 after 24 months of operations.

Our average unit volume for Fiscal 2007, which does not include the impact of the six stores we opened in Fiscal 2007, increased to $432,000 from $420,000 in Fiscal 2006. Our goal is to increase average unit volume through continued comparable store sales growth and by opening new company-operated Tully’s coffee stores that meet our financial criteria.

Wholesale Division.

Tully’s sells gourmet whole bean and ground coffees, our Bellaccino bottled beverages and single serve Tully’s K-Cups through the wholesale channel. We sell our products through approximately 4,700 grocery locations (an increase of approximately 700 stores from July 1, 2007), as well as to office coffee services and foodservice channels in the western United States and the Chicago metropolitan area. We also offer many of our products through mail-order and Internet channels.

We have emphasized growth in our wholesale business as an important and less capital intensive complement to our retail business. In each of the past five years, we have grown our wholesale business by expanding our distribution footprint, acquiring new customers in existing territories, executing ongoing marketing, promotional and display programs and by introducing and selling new products. Sales from our wholesale business grew approximately 309% from $5.1 million in Fiscal 2002 to $20.9 million in Fiscal 2007, representing a compound annual growth rate, or CAGR, over this period of approximately 33%. Presently, our gourmet coffees are offered through approximately 4,700 grocery stores and through foodservice and office coffee service channels. We seek to further expand our wholesale business as we enter other regions of the United States and continue introducing and selling new products, such as our K-Cups and Bellaccino bottled beverages.

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At September 30, 2007 there were 52 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses. In the Second Quarter Fiscal 2008, we added 11 new franchised locations, including nine grocery store locations that were converted from Starbucks stores. While U.S. franchising is not a material source of revenues at present, we intend to pursue disciplined franchisee development where practical. Additionally, we believe that many foreign markets offer untapped opportunities to establish and develop the Tully’s brand and generate revenues, primarily through joint ventures and licensing arrangements.

Revenue Trends

We produce revenues in the U.S. from our retail, wholesale and U.S. specialty operations. For the past twelve consecutive fiscal quarters, our total U.S. net sales have increased as compared to the same quarter in the previous fiscal period (excluding the estimated effects of the 53rd week in Fiscal 2005). Our quarterly U.S. sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2005	$11,932	$12,258	$12,800	$11,673	(a)
Fiscal 2006	12,665	12,746	13,863	12,137
Fiscal 2007	13,647	16,143	15,689	14,957
Fiscal 2008	16,271	17,806	*	*

(a)	Excludes the estimated $955,000 of sales in the 53rd week of Fiscal 2005.

*	Not applicable.

Our quarterly U.S. net sales increases (decreases) as compared to the same quarter in the previous fiscal year are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.5)%	(1.9)%	8.3%	7.8	%(a)
Fiscal 2006	6.1%	4.0%	8.3%	3.7	%(a)
Fiscal 2007	7.8%	26.7%	13.2%	23.2%
Fiscal 2008	19.2%	10.3%	*	*

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005. Including the 53rd week in the fourth quarter of Fiscal 2005 (giving it 14 weeks instead of the 13 weeks in the comparable quarters), we estimate that our U.S. sales increased by 16.6% in the fourth quarter of Fiscal 2005, and decreased by 3.9% in the fourth quarter of Fiscal 2006.

*	Not applicable.

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, culminating in the Japan Rights sale in Fiscal 2006. Our quarterly international (foreign) sales are summarized as follows:

	Fiscal Years
	(unaudited–dollars in thousands)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Fiscal 2005	$1,106	$1,098		$1,069	$1,089
Fiscal 2006	1,081	5,028	(a)	365	360
Fiscal 2007	360	366		360	360
Fiscal 2008	519	404		*	*

(a)	Includes $4,405,000 from the accelerated recognition of deferred license revenues due to the Japan Rights sale.

*	Not applicable.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During Fiscal 2008, we have experienced cost increases associated with higher costs for dairy, paper and baked goods, as well as higher energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales.

We have increased spending on certain retail business initiatives to improve retail operations. For instance, in Fiscal 2007 we increased spending for employee recruitment and training. We also expensed various costs in connection with refurbishing or remodeling many of our stores. In the Six Months Fiscal 2008, we have incurred costs associated with the implementation of our “Tully’s Green” initiatives, including our retail store launch of new fair trade, organic espresso, and the implementation of our new compostable paper cups and associated waste handling programs. We believe these socially and environmentally responsible programs are important to a substantial number of our current and prospective customers. During the second half of Fiscal 2008, we are targeting improved efficiency in store labor staffing and supply usage.

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

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base. We also incur legal and compliance costs in connection with our franchising operations. We believe U.S. franchising costs may decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base. During Fiscal 2007, we incurred $799,000 of legal and other costs in connection with the UCC license termination and in the Second Quarter Fiscal 2008 we recognized an additional $865,000 of such costs.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to be fairly stable as a percentage of total sales; however we are currently targeting a long-term reduction in marketing expenses as a percentage of total sales. Our general and administrative costs are less discretionary than our marketing costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and the requirements associated with being a publicly-traded company. However, if sales increase as we expect, our general and administrative costs will decrease as a percentage of total sales.

While we still seek to grow our business, we have determined that we can scale back our development and support spending until such time as we may significantly accelerate our growth of new company-operated stores. During October 2007, we reduced our administrative staff by several positions and implemented other cost savings initiatives which are expected, in the aggregate, to provide cost savings of approximately $500,000 during the succeeding twelve month period.

Ongoing Strategic Initiatives to Improve Our Business

Pursuant to our strategic plan, we are executing on various initiatives to improve our overall business and prospects. Some of these initiatives have and will continue to involve expenses that negatively impact short-term operating results such as gross and operating margins for our wholesale and retail divisions. For example, initiatives to improve sales and increase customer visits, such as promotional discounts, display allowances and new product sampling costs, can negatively impact gross margins on wholesale sales. We also have increased spending for new product development, marketing and advertising, and increased training and start-up costs for new franchised stores. These expenditures, while strategically important to our business prospects, can negatively impact our operating margins at the retail, wholesale, specialty and overall corporate levels. We have and will continue to incur near- and intermediate-term expenses intended to produce future business improvements, although we scaled back on this spending in October 2007 as described above. Our strategic growth plan includes the following ongoing initiatives:

•	Hiring several key executives to strengthen our management team and operations;

•	Introducing new products and improving merchandising strategies in our retail and wholesale divisions;

•	Refurbishing most of our company-operated stores;

•	Refining our new store model to enhance target unit-level economics;

•	Improving our site selection and new store development processes;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy;

•	Closing stores that fail to meet our performance requirements;

•	Fostering employee development and training, with an emphasis on customer service and operational efficiencies; and

•	Enhancing our marketing efforts to focus on the local communities of our stores.

We believe these strategic growth plan initiatives are improving many of the key measures we use to evaluate our financial and operating performance.

•	Retail division comparable store sales for the second quarter of Fiscal 2007 increased 4.1% compared to the same period in Fiscal 2006.

•	Retail comparable store sales for the third quarter of Fiscal 2007 increased 7.0% compared to the same period in Fiscal 2006.

•	Retail comparable store sales figures for the fourth quarter of Fiscal 2007 increased 7.1% compared to the same period in Fiscal 2006.

•	Retail comparable store sales for First Quarter Fiscal 2008 increased 9.5% compared to the same period in Fiscal 2007.

•	Retail comparable store sales for Second Quarter Fiscal 2008 increased 7.6% compared to the same period in Fiscal 2007.

•	Wholesale sales for Fiscal 2007 increased 58.5% compared to the same period of Fiscal 2006.

•	Wholesale sales for First Quarter Fiscal 2008 increased 41.6% compared to First Quarter Fiscal 2007.

•	Wholesale sales for Second Quarter Fiscal 2008 increased 10.3% compared to Second Quarter Fiscal 2007.

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

•

Recognition of Deferred Revenue (Specialty). We accounted for the initial license fee received from UCC in 2001 as deferred revenue and are amortizing this amount into income through April 2009. The unamortized balance was $2,160,000 at September 30, 2007. These revenues will cease after they are fully amortized (at the end of Fiscal 2009 under this present amortization schedule). We expect to periodically reevaluate the timing for recognition of this deferred revenue and the associated deferred costs, based upon the development of the UCC litigation. See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

Non-GAAP Financial Measures

Certain of the measures described above that we use for internal management purposes are non-GAAP measures. We believe this managerial information is important supplemental information to investors. Regulation G under the Securities Act, as well as Regulation S-K and other provisions of the Exchange Act of 1934, define and prescribe the conditions for use of certain non-GAAP financial information.

We use this information for internal managerial purposes and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with all other companies’ non-GAAP financial measures having the same or similar names. The non-GAAP financial measures we use are not prepared in accordance with and should not be considered an alternative to, measurements required by GAAP, such as sales, operating income, net income and income per share, and should not be considered measures of our liquidity. For information about our financial results as reported in accordance with GAAP, please see our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (unaudited, dollars in thousands):

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
Net loss	$(2,253)	$(3,282)	$(4,607)	$(5,476)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	49	595	80	911
Depreciation and amortization	902	685	1,791	1,490

EBITDA (loss)	(1,302)	(2,002)	(2,736)	(3,075)
Add back (deduct) amounts for computation of Adjusted EBITDA
UCC litigation costs	39	865	40	865
Settlement of litigation	72	—	72	—
Severance costs for then-president	200	—	200	—

Adjusted EBITDA (loss)	$(991)	$(1,137)	$(2,424)	$(2,210)

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Twenty-six Week Periods Ended
	October 1, 2006	September 30, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	88	90
New stores	6	2
Closed stores	(4)	(2)

End of the period	90	90

Franchisee-operated stores
Stores at beginning of the period	23	38
New stores	10	14

End of the period	33	52

Total company-operated and franchised stores
Stores at beginning of the period	111	128
New stores	16	16
Closed stores	(4)	(2)

End of the period	123	142

STORE LOCATIONS BY STATE (end of period):
Washington	80	87
California	25	27
Arizona	10	13
Idaho	5	8
Oregon	3	3
Montana	—	2
Utah	—	2

TOTAL	123	142

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.8)%	(4.3)%	(0.8)%	(2.5	)%(a)
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

Results of Operations

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	October 1, 2006 (unaudited)	September 30, 2007 (unaudited)	October 1, 2006 (unaudited)	September 30, 2007 (unaudited)
	(dollars in thousands)		(dollars in thousands)
Net Sales
Retail store sales	$9,836	$10,813	$19,413	$21,302
Wholesale sales	6,262	6,908	10,286	12,604
Specialty—international product sales	6	45	6	203

Total sales of products	16,104	17,766	29,705	34,109
Specialty—U.S. franchising licenses, royalties and fees	45	84	91	171
Specialty—Recognition of deferred revenue	360	360	720	720

Total net sales	$16,509	$18,210	$30,516	$35,000
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,500	$4,131	$6,940	$8,033
Retail occupancy expenses	1,291	1,327	2,611	2,655
Wholesale	4,059	4,867	6,642	8,778
Specialty	5	53	5	214

Total	$8,855	$10,378	$16,198	$19,680
Operating Expenses
Store operating expenses	$4,569	$5,124	$9,021	$9,854
Other operating expenses:
Wholesale operating expenses	$1,016	$1,066	$2,025	$2,090
Specialty—U.S. franchising expenses	96	130	195	238
Specialty—international division expenses	65	950	94	1,026

Total other operating expenses	$1,177	$2,146	$2,314	$3,354

Wholesale shipping expenses	$194	$226	$344	$419
Marketing, general and administrative expenses	$2,853	$2,337	$5,223	$4,768
Other Data
EBITDA loss	$(1,302)	$(2,002)	$(2,736)	$(3,075)
Adjusted EBITDA loss	$(991)	$(1,137)	$(2,424)	$(2,210)

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended		Twenty-six Periods Ended
	October 1, 2006 (unaudited)	September 30, 2007 (unaudited)	October 1, 2006 (unaudited)	September 30, 2007 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	59.6%	59.4%	63.6%	60.9%
Wholesale sales	37.9%	37.9%	33.7%	36.0%
Specialty—international product sales	0.0%	0.2%	0.0%	0.6%

Total sales of products	97.5%	97.5%	97.3%	97.5%
Specialty—Licenses, royalties and fees	0.3%	0.5%	0.3%	0.5%
Specialty—Recognition of deferred revenue	2.2%	2.0%	2.4%	2.0%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	35.6%	38.2%	35.7%	37.7%
Retail occupancy expenses	13.1%	12.3%	13.4%	12.5%
Store operating expenses	46.4%	47.4%	46.5%	46.3%
Wholesale Metrics
Amounts as Percent of wholesale sales
Wholesale cost of goods sold	64.8%	70.5%	64.6%	69.6%
Wholesale operating expenses	16.2%	15.4%	19.7%	16.6%
Wholesale shipping expenses	3.1%	3.3%	3.3%	3.3%
Percentage Increase in Wholesale Sales vs. Previous Period	100.6%	10.3%	63.5%	22.5%
Marketing, general and administrative expenses as percent of Total Net Sales	17.3%	12.9%	17.1%	13.7%

Second Quarter Fiscal 2008 Compared To Second Quarter Fiscal 2007

Net Sales

Total net sales increased $1,701,000 or 10.3% to $18,210,000 for the Second Quarter Fiscal 2008, as compared to $16,509,000 for the Second Quarter Fiscal 2007. Sales of products increased $1,662,000 or 10.3% to $17,766,000 for the Second Quarter Fiscal 2008, as compared to $16,104,000 for the Second Quarter Fiscal 2007. Sales of products increased $646,000 for the wholesale division, $39,000 for the specialty division and sales from company-operated retail stores increased $977,000. Licenses, royalties and fees increased $39,000 or 86.7% to $84,000 as compared to $45,000 for the Second Quarter Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Second Quarter Fiscal 2008 compared to Second Quarter Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$977
Wholesale	646
Specialty	78

Total company	$1,701

The retail sales increase represented a 9.9% increase compared to the Second Quarter Fiscal 2007. For the Second Quarter Fiscal 2008 comparable retail store sales grew 7.6%. During September 2007, we increased retail prices for many beverage items in response to increased product costs and operating costs. The comparable store sales increase for Second Quarter Fiscal 2008 was approximately one third from increased average retail transaction value at comparable stores and two thirds from increased retail transaction counts at comparable stores. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Second Quarter Fiscal 2008 compared to Second Quarter Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$721
Sales increase from new stores	525
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2008	(269)

Total retail division	$977

Wholesale net sales increased $646,000, or 10.3%, to $6,908,000 for the Second Quarter Fiscal 2008 from $6,262,000 for the Second Quarter Fiscal 2007. The increase reflects a $856,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products), partially offset by lower sales of our Bellaccino bottled beverages.

Net sales for the specialty division increased by $78,000 to $489,000 for the Second Quarter Fiscal 2008 as compared to the Second Quarter Fiscal 2007, reflecting the recent introduction of our Bellaccino bottled beverages in South Korea.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,523,000, or 17.2%, to $10,378,000 for the Second Quarter Fiscal 2008 as compared to Second Quarter Fiscal 2007. Cost of goods sold and related occupancy costs increased to 58.4% of total sales of products for the Second Quarter Fiscal 2008, compared to 55.0% for the corresponding period last year. The increase was primarily due to increased wholesale division sales (particularly our K-cup products), which have a higher product cost as a percentage of sales compared to our retail and specialty sales, and an increase in retail cost of goods sold from 35.6% in the Second Quarter Fiscal 2007 to 38.2% in the Second Quarter Fiscal 2008 (reflecting increased costs for products sold, increased “waste” cost associated with the recently introduced salad and sandwich program at selected stores, and product mix). In September 2007, we increased retail prices for many beverage items in response to these increased product costs. Retail occupancy cost of goods sold decreased from 13.1% in the Second Quarter Fiscal 2007 to 12.3% in the Second Quarter Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008, opening of stores with lower relative occupancy costs, and higher average unit volumes. Wholesale cost of goods sold increased from 64.8% of wholesale sales in the Second Quarter Fiscal 2007 to 70.5% in the Second Quarter Fiscal 2008 reflecting a higher percentage of wholesale sales coming from K-Cups (which have a lower margin than most wholesale products) and higher product costs.

Store operating expenses increased $555,000, or 12.1%, to $5,124,000 in Second Quarter Fiscal 2008 from $4,569,000 in Second Quarter Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. During the first half of Second Quarter Fiscal 2008, we also had excessive growth in store labor hours relative to the increased levels of sales and customer transactions, which temporarily adversely affected our labor expense ratio. In the second half of Second Quarter Fiscal 2008 we implemented additional controls and programs related to store labor management, which have improved our performance in this area. As a percentage of retail sales, store operating expenses increased to 47.4% for Second Quarter Fiscal 2008 compared to 46.5% for Second Quarter Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $969,000 or 82.3% to $2,146,000 during Second Quarter Fiscal 2008 from $1,177,000 in Second Quarter Fiscal 2007. The increase reflects $49,000 of increased expenses incurred in connection with the expansion of our wholesale business, $865,000 of actual and estimated expense from the UCC litigation (see Note 5 of the Notes to the Condensed Consolidated Financial Statements) , and $35,000 additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs decreased $516,000 or 18.1%, to $2,337,000 during the Second Quarter Fiscal 2008 from $2,853,000 in the Second Quarter Fiscal 2007. This decrease was primarily due to a $374,000 decrease in marketing costs in Second Quarter Fiscal 2008 and a $200,000 of severance expense in Second Quarter Fiscal 2007.

Depreciation and amortization expense decreased $217,000, or 24.1%, to $685,000 for the Second Quarter Fiscal 2008 from $902,000 for the Second Quarter Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $469,000 to $527,000 for the Second Quarter Fiscal 2008 as compared to $58,000 for the Second Quarter Fiscal 2007, primarily as the result of interest expense associated with the Benaroya Note (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). Loan Guaranty expense increased to $68,000 for the Second Quarter Fiscal 2008 as compared to none for the Second Quarter Fiscal 2007, reflecting the fees paid to a guarantor of the Benaroya Note.

Income Taxes

No income tax expense was recognized in either the Second Quarter Fiscal 2008 or the Second Quarter of Fiscal 2007, due to the net loss in each period for income tax purposes.

Net Income (Loss)

As a result of the factors described above, we had a loss of $3,282,000 for the Second Quarter Fiscal 2008 as compared to the net loss of $2,253,000 for the Second Quarter Fiscal 2007, an increase of $1,029,000 (45.7%).

EBITDA

As a result of the factors described above, we had negative EBITDA of $2,002,000 for the Second Quarter Fiscal 2008 as compared to negative EBITDA of $1,302,000 during the Second Quarter Fiscal 2007, an increase of $700,000 (53.8%).

Adjusted EBITDA

As a result of the factors described above, we had negative Adjusted EBITDA of $1,137,000 for the Second Quarter Fiscal 2008 as compared to negative Adjusted EBITDA of $991,000 during the Second Quarter Fiscal 2007, an increase of $146,000 (14.7%).

Six Months Fiscal 2008 Compared To Six Months Fiscal 2007

Net Sales

Total net sales increased $4,484,000 or 14.7% to $35,000,000 for the Six Months Fiscal 2008, as compared to $30,516,000 for the Six Months Fiscal 2007. Sales of products increased $4,404,000 or 14.8% to $34,109,000 for the Six Months Fiscal 2008, as compared to $29,705,000 for the Six Months Fiscal 2007. Sales of products increased $2,318,000 for the wholesale division, $197,000 for the specialty division and sales from company-operated retail stores increased $1,889,000. Licenses, royalties and fees increased $80,000 or 87.9% to $171,000 as compared to $91,000 for the Six Months Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Six Months Fiscal 2008 compared to Six Months Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$1,889
Wholesale	2,318
Specialty	277

Total company	$4,484

The retail sales increase represented a 9.7% increase compared to the Six Months Fiscal 2007. For the Six Months Fiscal 2008 comparable retail store sales grew 7.6%. Approximately one-fifth of the comparable store sales increase for the Six Months Fiscal 2008 was associated with an increased average retail transaction value at comparable stores, with the remainder associated with increased retail transaction counts at comparable stores. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Six Months Fiscal 2008 compared to Six Months Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,341
Sales increase from new stores	1,353
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2008	(805)

Total retail division	$1,889

Wholesale net sales increased $2,318,000, or 22.5%, to $12,604,000 for the Six Months Fiscal 2008 from $10,286,000 for the Second Quarter Fiscal 2007. The increase reflects a $1,450,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products). This increase also reflects a $229,000 sales increase in the grocery channel (reflecting the addition of new customers and sales to existing customers).

Net sales for the specialty division increased by $277,000 to $1,094,000 for the Six Months Fiscal 2008 as compared to the Six Months Fiscal 2007, reflecting the recent introduction of our Bellaccino bottled beverages into South Korea.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $3,482,000, or 21.5%, to $19,680,000 for the Six Months Fiscal 2008 as compared to the Six Months Fiscal 2007. Cost of goods sold and related occupancy costs increased to 57.7% of total sales of products for the Six Months Fiscal 2008, compared to 54.5% for the corresponding period last year. The increase was primarily due to faster growth of our wholesale sales, which have a higher product cost as a percentage of sales compared to our retail and specialty sales. Retail cost of goods sold increased from 35.7% in the Six Months Fiscal 2007 to 37.7% in the Six Months Fiscal 2008, reflecting increased costs for products sold, a higher percentage of promotional and customer loyalty incentives associated with the Tully’s Card in the current period, increased “waste” cost associated with the introduction of a new salad and sandwich program at selected stores, and product mix. Retail occupancy cost of goods sold decreased from 13.4% in the Six Months Fiscal 2007 to 12.5% in the Six Months Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008, opening of stores with lower relative occupancy costs, and higher average unit volumes. Wholesale cost of goods sold increased from 64.6% of wholesale sales in the Six Months Fiscal 2007 to 69.6% in the Six Months Fiscal 2008 a higher percentage of wholesale sales froming from K-Cups (which have a lower margin than most wholesale products) and higher product costs.

Store operating expenses increased $833,000, or 9.2%, to $9,854,000 in the Six Months Fiscal 2008 from $9,021,000 in the Six Months Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. As a percentage of retail sales, store operating expenses decreased to 46.3% for the Six Months Fiscal 2008 compared to 46.5% for the Six Months Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $1,040,000 or 44.9% to $3,354,000 during the Six Months Fiscal 2008 from $2,314,000 in the Six Months Fiscal 2007. The increase reflects $64,000 of increased expenses incurred in connection with the expansion of our wholesale business, $865,000 of actual and estimated expense from the UCC litigation, and $44,000 additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs decreased $455,000 or 8.7%, to $4,768,000 during the Six Months Fiscal 2008 from $5,223,000 in the Six Months Fiscal 2007. This decrease was primarily due to a $455,000 decrease in marketing costs in Six Months Fiscal 2008.

Depreciation and amortization expense decreased $301,000, or 16.8%, to $1,490,000 for the Six Months Fiscal 2008 from $1,791,000 for the Six Months Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $707,000 or 519.9% to $843,000 for the Six Months Fiscal 2008 as compared to $136,000 for the Six Months Fiscal 2007, primarily as the result interest expense associated with the Benaroya Note (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). Loan Guaranty expense increased to $68,000 for the Six Months Fiscal 2008 as compared to none for the Six Months Fiscal 2007, reflecting the fees paid to a guarantor of the Benaroya Note.

Interest income of $56,000 was earned during the Six Months Fiscal 2007 on the temporary investment of funds, which did not recur in the Six Months Fiscal 2008.

Income Taxes

No income tax expense was recognized in either the Six Months Fiscal 2008 or the Six Months of Fiscal 2007, due to the net loss in each period for income tax purposes.

Net Income (Loss)

As a result of the factors described above, we had a net loss of $5,476,000 for the Six Months Fiscal 2008 as compared to the net loss of $4,607,000 for the Six Months Fiscal 2007, an increase of $869,000 (18.9%).

EBITDA

As a result of the factors described above, we had negative EBITDA of $3,075,000 for the Six Months Fiscal 2008 as compared to negative EBITDA of $2,736,000 during the Six Months Fiscal 2007, an increase of $339,000 (12.4%).

Adjusted EBITDA

As a result of the factors described above, we had negative Adjusted EBITDA of $2,210,000 for the Six Months Fiscal 2008 as compared to negative Adjusted EBITDA of $2,424,000 during the Six Months Fiscal 2007, an improvement of $214,000 (8.8%).

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Six Months Fiscal 2007	Six Months Fiscal 2008
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(4,607)	$(5,476)
Adjustments for depreciation and other non-cash operating statement amounts	1,396	1,487

Net loss adjusted for non-cash operating statement amounts	(3,211)	(3,989)
Cash provided (used) for other changes in assets and liabilities	744	(665)

Net cash used in operating activities	(2,467)	(4,654)
Purchases of property and equipment	(1,306)	(756)
Other investing activities	(15)	(1)
Net borrowings (repayments) of debt and capital leases	(285)	4,914
Proceeds from warrant and stock option exercise	—	361

Net decrease in cash and cash equivalents	$(4,073)	$(136)

Overall, our operating activities, investing activities, and financing activities used $136,000 of cash during the Six Months Fiscal 2008 as compared to $4,073,000 of cash used during the Six Months Fiscal 2007.

Cash used in operating activities for Six Months Fiscal 2008 was $4,654,000, a change of $2,187,000 compared to Six Months Fiscal 2007 when operating activities used cash of $2,467,000. During the Six Months Fiscal 2008, we used proceeds from our new credit facility and increased accounts payable to fund increased levels of inventory and accounts receivable and a $1,308,000 increase in prepaid expenses related to the deferred costs of our public stock offering.

Investing activities used cash of $757,000 in the Six Months Fiscal 2008 as compared to $1,321,000 in the Six Months Fiscal 2007, primarily as the result of the relative levels of new store openings (two new company-operated stores were opened in the Six Months Fiscal 2008 as compared to six new stores in the Six Months Fiscal 2007).

Financing activities provided cash of $5,275,000 in the Six Months Fiscal 2008 and used cash of $285,000 in the Six Months Fiscal 2007. During the Six Months Fiscal 2008, we received proceeds of $5,400,000 from the new Benaroya Note and $373,000 from the exercise of stock options and warrants, and we repaid $296,000 under our Northrim credit facility.

Contractual Commitments

We did not have any off-balance sheet arrangements as of September 30, 2007. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of September 30, 2007:

	Payments Due by Fiscal Year
	Total	Remainder Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter
	(dollars in thousands)
Northrim facility (1)	$3,758	$—	$3,758	$—	$—	$—	$—
Benaroya credit facility (1)	5,982	—	5,982	—	—	—	—
Other debt	24	9	15	—	—		—
Capital leases	74	22	23	17	11	1	—
Store operating leases	14,343	2,271	4,243	3,685	1,941	732	1,471
Green coffee purchases (2)	7,088	7,088	—	—	—		—

	$31,269	$9,390	$14,021	$3,702	$1,952	$733	$1,471

(1)	The Northrim facility and Benaroya credit facility expire in July 2008 and August 2008, but may become due sooner in some circumstances. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

(2)	As of September 30, 2007, we had approximately $7,088,000 of coffee purchase contracts with fixed-price coffee purchase commitments.

Liquidity and Capital Resources

As of September 30, 2007 we had cash and cash equivalents of $1,294,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings aggregating $8,842,000 as of September 30, 2007, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at September 30, 2007 (see Note 4), we had current liabilities of $16,848,000 as compared to current assets of $12,835,000 at September 30, 2007. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. We expect that our investment in accounts receivable and inventories will increase in Fiscal 2008, primarily as the result of anticipated further growth in the wholesale division.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings and the proceeds from the sale of our Japanese intellectual property rights in August 2005 (the “Japan Rights sale”). In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement for this proposed stock offering and on August 14, 2007, we announced postponement of this proposed stock offering, as described in Note 8.

We are monitoring financial market conditions with the intention of resuming the postponed stock offering at the earliest practical opportunity. Completion of this proposed stock offering is subject to a number of factors (some of which are outside the control of the Company), including economic and capital market conditions and the satisfaction of the applicable regulatory requirements, and it is possible that our proposed public offering may not be completed. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that the proposed stock offering cannot be completed with terms and timing which are acceptable to Tully’s. The Benaroya credit facility ($5,084,000 in principal amount outstanding at September 30, 2007, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. Our Northrim credit line ($3,758,000 in principal amount outstanding at September 30, 2007) is generally subject to annual renewals. The Benaroya and Northrim facilities both mature before September 1, 2008 and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them.

Other cash requirements for the next twelve months, other than normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. While the proposed stock offering is postponed, we have scaled back our plans for new company-operated stores. During the remainder of Fiscal 2008, we expect to open between one and three new company-operated stores. In Fiscal 2009, the number of new company-operated stores will depend upon the amount and timing of our financing activities. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

If we do not complete the proposed stock offering or a comparable alternative financing, or if the offering or alternative financing should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business and to seek additional debt or equity financing. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to our shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and terms that could restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. We could be required to substantially reduce the number of new company-operated stores, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of September 30, 2007, we had approximately $7,088,000 in fixed price purchase commitments. Since September 30, 2007, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $800,000 to $1,000,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and in November 2006, Tully’s notified UCC that the license agreement had been terminated.

On November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories). The suit further sought a preliminary injunction enjoining Tully’s from taking any action to decrease the value of the license rights, an injunction prohibiting Tully’s from terminating the license agreement, and attorneys’ fees and costs.

Tully’s has denied any liability to UCC and has vigorously defended its rights under the license agreement and the claims in this lawsuit. Tully’s counterclaims include: a request for a declaratory judgment that the license agreement is terminated; damages for UCC’s breach of contract; damages for UCC’s anticipatory breach of contract; and damages for UCC’s misrepresentations that wrongfully induced Tully’s to enter into the license agreement. We are seeking an award of pre-judgment interest and of Tully’s attorneys’ fees and costs. We intend to continue vigorously defending against the claims by UCC and to prosecute our counterclaims, if the matter is not otherwise resolved. The parties have commenced discovery, but this litigation is in its early stages and the ultimate outcome of the matter (whether through the court or any settlement efforts) therefore is uncertain. It is not currently possible to estimate the additional impact, if any, that the ultimate resolution of the matter will have on Tully’s results of operations, financial position, or cash flows. During Second Quarter Fiscal 2008, Tully’s and UCC requested that the court delay the trial date (from April 7, 2008) and the court set a new trial date of September 5, 2008.

During Fiscal 2007, Tully’s recorded an estimate of $799,000 for the costs of its defense and for prosecution of its counterclaims. During Second Quarter Fiscal 2008, Tully’s reevaluated the expected costs with regard to this matter and recorded $865,000 of additional actual and estimated future costs. At September 30, 2007, the remaining accrued liability related to this litigation was $710,000. These costs reflect Tully’s current estimate of costs it expects to incur in connection with the resolution of this matter, but the actual costs incurred may be greater or lesser than this estimate, depending upon future developments in the litigation and any associated settlement efforts.

In addition, from time to time, we become involved in various legal proceedings in the ordinary course of business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes for the risk factors described in Part I, Item 1A, of our Fiscal 2007 Form 10-K

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Second Quarter Fiscal 2008.

Stock Issued upon Exercise of Warrants—We issued an aggregate of 20,513 shares of common stock to 29 warrant holders for aggregate consideration of $42,855. The offer and sale of these securities was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Stock Issued upon Cashless Conversions of Warrants—We issued an aggregate of 4,145 shares of common stock to 7 warrant holders pursuant to the cashless conversion provisions of their warrants. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series A Preferred Shares—116 holders of our Series A preferred shares converted 1,295,996 of their Series A preferred shares into an aggregate of 183,139 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares— 50 holders of our Series B preferred shares converted 602,300 of their Series B preferred shares into an aggregate of 75,286 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on November 7, 2003 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)	Common Stock Purchase Warrant dated July 10, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.2(f)	Form of Common Stock Purchase Warrants issued July 10, 2007 to Guarantors of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

Exhibit Number	Description

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended and filed with the SEC on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 14, 2007.

TULLY’S COFFEE CORPORATION

By:	/s/ KRISTOPHER S. GALVIN
Kristopher S. Galvin
EXECUTIVE VICE-PRESIDENT
CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on November 7, 2003 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(e)	Common Stock Purchase Warrant dated July 10, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.2(f)	Form of Common Stock Purchase Warrants issued July 10, 2007 to Guarantors of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended and filed with the SEC on July 3, 2000)

Exhibit Number	Description

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith