Form 10-Q
period 2007-12-30
TULLYS COFFEE CORP
filed 2008-02-13
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   ☐         Accelerated filer   ☐         Non-accelerated filer   ☒         Smaller reporting company   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,140,841
(Title of Each Class)	Number of Shares Outstanding at January 31, 2008

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended December 30, 2007

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
Third Quarter Fiscal 2008	13 week period ended December 30, 2007
Third Quarter Fiscal 2007	13 week period ended December 31, 2006
Nine Months Fiscal 2008	39 week period ended December 30, 2007
Nine Months Fiscal 2007	39 week period ended December 31, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	December 30, 2007
		(unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,430	$1,126
Accounts receivable, net of allowance for doubtful accounts of $295 and $372 at April 1, 2007 and December 30, 2007, respectively	3,970	5,497
Inventories	3,023	4,226
Prepaid expenses and other current assets	778	837

Total current assets	9,201	11,686
Property and equipment, net	7,115	6,623
Goodwill, net	456	456
Other intangible assets, net	273	230
Other assets	305	259

Total assets	$17,350	$19,254

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$5,957	$8,231
Accrued liabilities	3,897	4,397
Credit line and current portion of long-term debt, net of discount	4,228	10,883
Current portion of capital lease obligations	42	29
Deferred revenue	3,755	4,275

Total current liabilities	17,879	27,815
Long-term debt, net of discount and current portion	19	12
Capital lease obligation, net of current portion	53	35
Other liabilities	955	443
Deferred lease costs	1,129	887
Deferred revenue, net of current portion	1,424	360

Total liabilities	21,459	29,552

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 15,559,152 (April 1, 2007) and 13,452,774 (December 30, 2007) issued and outstanding, with a liquidation preference of $38,898 (April 1, 2007) and $33,632 (December 30, 2007)	34,639	29,946
Common stock, no par value; 120,000,000 shares authorized; 2,406,570 (April 1, 2007) and 3,140,841 (December 30, 2007) shares issued and outstanding, with a liquidation preference of $43,322 (April 1, 2007) and $56,535 (December 30, 2007)	9,822	17,265
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 4,920,709 (April 1, 2007) and 3,916,549 (December 30, 2007) issued and outstanding, with a liquidation preference of $12,302 (April 1, 2007) and $9,791 (December 30, 2007)	10,911	8,681
Additional paid-in capital	28,645	29,835
Accumulated deficit	(88,126)	(96,025)

Total stockholders’ deficit	(4,109)	(10,298)

Total liabilities and stockholders’ deficit	$17,350	$19,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Net sales
Retail store sales	$10,013	$11,048	$29,426	$32,350
Wholesale sales	5,629	8,146	15,915	20,750
Specialty sales of products	—	—	6	203

Total sales of products	15,642	19,194	45,347	53,303
Licenses, royalties, and fees	47	71	138	242
Recognition of deferred licensing revenue	360	360	1,080	1,080

Net sales	16,049	19,625	46,565	54,625

Cost of goods sold and operating expenses
Retail cost of goods sold	3,637	3,947	10,577	11,980
Retail occupancy expenses	1,268	1,332	3,885	3,987

Total retail cost of goods sold and related occupancy expenses	4,905	5,279	14,462	15,967
Wholesale cost of goods sold	4,005	5,639	10,641	14,417
Specialty cost of goods sold	—	—	5	214

Cost of goods sold and related occupancy expenses	8,910	10,918	25,108	30,598
Store operating expenses	4,514	4,817	13,535	14,671
Other operating expenses	1,980	1,110	4,293	4,464
Wholesale shipping expenses	224	369	568	788
Marketing, general and administrative costs	2,239	2,134	7,463	6,902
Depreciation and amortization	845	640	2,636	2,130
Settlement of litigation	—	—	72	—
Write-off of deferred offering costs	—	1,391	—	1,391
Store closure and lease termination costs	(2)	3	96	19

Total cost of goods sold and operating expenses	18,710	21,382	53,771	60,963

Operating loss	(2,661)	(1,757)	(7,206)	(6,338)
Other income (expense)
Interest expense	(91)	(594)	(227)	(1,437)
Loan guarantee fee	—	(77)	—	(145)
Interest income	—	—	56	—
Miscellaneous income	4	5	22	21

Total other income (expense)	(87)	(666)	(149)	(1,561)

Loss before income taxes	(2,748)	(2,423)	(7,355)	(7,899)
Income taxes	(19)	—	(19)	—

Net loss	$(2,767)	$(2,423)	$(7,374)	$(7,899)

Loss per share—basic and diluted
Loss per share—basic	$(1.20)	$(0.77)	$(3.27)	$(2.82)
Loss per share—diluted	$(1.20)	$(0.77)	$(3.27)	$(2.82)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	2,316	3,127	2,253	2,805
Loss per share—diluted	2,316	3,127	2,253	2,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands and unaudited)

	Thirty-Nine Week Periods Ended
	December 31, 2006	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,374)	$(7,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,636	2,130
Loan guarantee fee	—	145
Store closure and lease termination costs	96	19
Employee stock option compensation expense	218	314
Non-cash interest expense (accretion of debt discount)	—	563
Provision for doubtful accounts	120	139
Gain on sale of property and equipment	(1)	(6)
Recognition of deferred license revenues	(1,089)	(1,080)
Changes in assets and liabilities
Accounts receivable	(1,739)	(1,666)
Inventories	(557)	(1,187)
Prepaid expenses and other assets	421	517
Accounts payable	1,060	2,274
Accrued liabilities	934	158
Deferred revenue	1,289	536
Deferred lease costs	(116)	(242)

Net cash used in operating activities	(4,102)	(5,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,490)	(1,612)
Additions to intangible assets	(31)	(1)
Proceeds from sale of property and equipment	13	8

Net cash used in investing activities	(1,508)	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing under Northrim credit facility	1,077	725
Payments on long-term debt and capital leases	(353)	(427)
Proceeds from note payable	—	5,900
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from exercise of warrants and stock options	34	400

Net cash provided by financing activities	758	6,586

Net decrease in cash and cash equivalents	(4,852)	(304)
Cash and cash equivalents at beginning of period	5,381	1,430

Cash and cash equivalents at end of period	$529	$1,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$220	$1,437
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$—	$56
Liability paid through issuance of stock	$84	$132
Insurance premiums financed through note payable	$377	$341
Warrant issued for loan commitment fee	$—	$635
Discount recorded from note proceeds	$—	$582
Warrants issued for loan guarantee	$—	$185
Purchase of property and equipment through capital leases	$27	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTY-NINE WEEK PERIOD ENDED DECEMBER 30, 2007 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$(88,126)	$(4,109)
Exercise of common stock warrants					258,955	394			394
Series A Preferred stock converted to common stock	(2,106,378)	(4,693)			297,663	4,693			—
Series B Preferred stock converted to common stock			(1,004,160)	(2,230)	125,517	2,230			—
Exercise of stock options					40,082	6			6
Issuance of common stock warrants for loan guarantee							185		185
Issuance of common stock warrants for loan fees							635		635
Stock option expense							314		314
Liability paid through issuance of stock					11,719	132			132
Accrued expense paid through grant of stock options							56		56
Cash in lieu of fractional stock on reverse split					335	(12)			(12)
Net loss								(7,899)	(7,899)

Balance, December 30, 2007	13,452,774	$29,946	3,916,549	$8,681	3,140,841	$17,265	$29,835	$(96,025)	$(10,298)

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended December 30, 2007 (“Third Quarter Fiscal 2008”), the thirty-nine week period ended December 30, 2007 (“Nine Months Fiscal 2008”), the thirteen week period ended December 31, 2006 (“Third Quarter Fiscal 2007”), and the thirty-nine week period ended December 31, 2006 (“Nine Months Fiscal 2007”), are not necessarily indicative of future financial results.

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

2. Liquidity

As of December 30, 2007 we had cash and cash equivalents of $1,126,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $10,606,000 as of December 30, 2007, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at December 30, 2007 (see Note 4), we had current liabilities of $17,209,000 as compared to current assets of $11,686,000 at December 30, 2007. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings and the proceeds from the sale of our Japanese intellectual property rights in August 2005.

In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement Form S-1 (File No. 333-142438), for this proposed stock offering. On February 7, 2008, we withdrew the registration statement on Form S-1 due to unfavorable market conditions.

On February 4, 2008 Tully’s announced it engaged an investment banking firm to assist in evaluating strategic alternatives to enhance company and shareholder value. Tully’s plans to evaluate a range of alternatives including a capital raise to fund growth of our business and to provide operational capital. Completion of a successful capital raise is subject to a number of factors (some of which are outside the control of the Company), including economic and market conditions, and it is possible that our capital raise may not be completed. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that a capital raise cannot be completed with terms and timing which are acceptable to Tully’s.

The Benaroya credit facility ($5,828,000 in principal amount outstanding at December 30, 2007, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. We anticipate to draw down additional funds as we evaluate financing alternatives in the Fourth Quarter Fiscal 2008. Our Northrim credit line ($4,778,000 in principal amount outstanding at December 30, 2007) is generally subject to annual renewals. The Benaroya and Northrim facilities both mature before September 1, 2008 and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them, however, it is not assured that such alternatives will be available with terms and timing acceptable to Tully’s.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. While we evaluate a number of strategic alternatives, we have scaled back our plans for new company-operated stores. During the remainder of Fiscal 2008, we expect to open one company-operated store. In Fiscal 2009, the number of new company-operated stores will depend upon the amount and timing of our financing activities. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

If we do not complete a capital raise or other source of strategic financing, or if the capital raise or strategic financing should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to our shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and terms that could restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations.

In addition, we could be required to substantially reduce the number of new company-operated stores, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Inventories

Inventories consist of the following:

	April 1, 2007	December 30, 2007
		(unaudited)
	(dollars in thousands)
Coffee
Unroasted	$792	$1,592
Roasted	1,167	1,288
Other goods held for sale	479	632
Packaging and other supplies	585	714

Total	$3,023	$4,226

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

The Benaroya credit facility generally allows additional monthly borrowings of $500,000 up to the maximum of $10 million or until Benaroya capital deems itself “insecure”. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants become exercisable on the earliest to occur of (a) immediately prior to the completion of our first underwritten public offering of common stock, (b) immediately prior to the completion of certain other securities offerings defined in the warrant, and (c) July 12, 2008). Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our secured credit facility with Northrim (the “Northrim Facility”) or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility are classified as a short-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Thirty-nine week period ended December 30, 2007
(unaudited)
(dollars in thousands)
Additions during the Nine Months Fiscal 2008:
Loan fee discount	$582
Warrants issued to Benaroya Capital	635

Initial discount recorded on Benaroya Note	1,217
Less—accretion of discount included in interest expense for the Nine Months Fiscal 2008	(563)

Debt discount on Benaroya credit facility as of December 30, 2007	$654

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

Obligations under credit lines and long-term debt consist of the following:

	April 1, 2007	December 30, 2007
		(unaudited)
	(dollars in thousands)
Borrowings under the Northrim facility	$4,053	$4,778
Borrowings under the Benaroya credit facility, net of unaccreted discount of $654,000	—	5,828
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 and $41,000 including interest at 5.53% and 5.50%, through September 2007 and September 2008 respectively, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	166	268
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	28	21

	4,247	10,895
Less: Current portion	(4,228)	(10,883)

Long-term debt, net of current portion	$19	$12

5. International Licenses and Deferred Revenue

UCC Ueshima Coffee Company

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and on November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories). Subsequent to the balance sheet date, on January 7, 2008, Tully’s and UCC entered into an agreement (the “Settlement Agreement”) to settle the pending lawsuit as described in Note 11.

Tully’s recorded $799,000 during Fiscal 2007 and an additional estimate of $865,000 during Second Quarter Fiscal 2008 for the costs of its defense and for prosecution of its counterclaims. During the Third Quarter Fiscal 2008, Tully’s reevaluated the expected costs with regard to this matter and reduced the accrual by $142,000. At December 30, 2007, the remaining accrued liability related to this litigation was $47,000. These costs reflect Tully’s current estimate of costs it expects to incur in connection with the resolution of this matter, but the actual costs incurred may be greater or lesser than this estimate.

At the April 2001 commencement of the UCC license term, UCC paid a license fee of $12.0 million to Tully’s. The license agreement provided that this fee was fully earned upon payment. Tully’s initially recorded the $12.0 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at December 30, 2007 include $1,800,000 associated with the UCC license agreement.

Deferred revenue is summarized as follows:

Thirty- nine weeks period ended December 30, 2007
(unaudited)
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(1,080)
Other, net	(9)

Net decrease in deferred licensing revenue for the period	(1,089)
Deferred license revenue
Beginning of period	2,889

End of period	1,800 *
Less: Non-current portion	(360)

Current portion of deferred licensing revenue	1,440
Deferred revenue from stored value cards	2,835

Current portion deferred revenue	$4,275

*	Consists of $1,800,000 of deferred revenues associated with the UCC license agreement, as described above.

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

Minimum future rental payments under noncancellable operating leases as of December 30, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$1,200
2009	4,510
2010	3,873
2011	2,126
2012	956
Thereafter	1,709

Total	$14,374

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$64
2009	237
2010	142
2011	55
2012	43

Total	$541

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of December 30, 2007 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2008	$11
2009	23
2010	17
2011	12
2012	1

Total minimum lease payment	64
Less: Amount representing future interest	(12)

Present value of net minimum lease payments under capital leases	$52

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of December 30, 2007, we had approximately $5,183,000 of contracts with fixed-price coffee purchase commitments which are not expected to result in a purchase price or commitment above the fair market value of the related goods. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. On September 14, 2006, the Court granted final approval of a settlement agreement between the parties and dismissed the suit with prejudice. Under the settlement, Tully’s agreed to annually make cash payments and issue shares of its common stock to the settlement class during a three year period starting in October 2006. In October 2006 and October 2007, Tully’s issued 7,000 and 11,719 shares of common stock respectively and paid $164,000 and $174,000 respectively, to the settlement class. Under the settlement, Tully’s was obligated as of December 30, 2007 to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments
		(thousands)

To be issued and paid in October 2008	11,719	$266
To be issued and paid in October 2009	7,031	159

Total	18,750	$425

In November 2006, UCC filed a lawsuit against Tully’s in connection with a dispute among the parties regarding UCC’s performance under the license agreement between UCC and Tully’s, and subsequent to the balance sheet date, on January 7, 2008, Tully’s and UCC entered into the Settlement Agreement to settle the pending lawsuit as described in Note 11.

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. The plaintiffs seeking class action certification of their lawsuit are all hourly employees in Tully’s California stores. The plaintiffs are seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of December 30, 2007 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
	(unaudited)	(unaudited)	(unaudited)
Issued with Series A Preferred Stock investment units	617,457	617,457	$2.64
Issued to guarantors of debt	184,922	91,731	$0.40-$2.64
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	13,359	13,359	$0.08-$2.64

Totals	935,738	842,547

The weighted average exercise price for the outstanding warrants at December 30, 2007 was $1.85 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Weighted average risk free interest rate	*	*	4.75%	4.87%
Expected dividend yield	*	*	0%	0%
Expected lives	*	*	3 years	3 years
Weighted average expected volatility	*	*	93%	95%
Weighted average fair value at date of grant	*	*	$7.43	$6.85

*	No option grants occurred in the periods presented

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2007 and Fiscal 2008 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $63,000 and $91,000 for the Third Quarter Fiscal 2007 and Third Quarter Fiscal 2008, respectively, and $218,000 and $314,000 for the Nine Months Fiscal 2007 and Nine Months Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of December 30, 2007, we had approximately $668,000 of total unrecognized compensation cost related to the 167,045 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of December 30, 2007 options for 483,299 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 316,254 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

Exercise price per share	Number outstanding	Weighted- average remaining contractual life (years)	Number exercisable and vested	Fair market value of shares vested	Aggregate intrinsic value
Outstanding under the 1994 Plan and the 2004 Stock Option Plan
$0.08	113,265	2.98	113,265	$1,595,238	$1,268,568
2.40	13,125	7.21	13,125	16,923	116,550
2.48	47,554	5.86	47,554	97,011	418,475
2.64	1,359	3.28	1,359	1,964	11,742
11.28	126,605	9.15	8,230	56,397	—
12.00	121,457	8.00	76,537	451,173	—
14.00	3,035	3.28	3,035	23,256	—
14.24	36,250	2.04	36,250	400,497	—
16.00	3,750	7.38	—	—	—
18.00	8,399	1.84	8,399	120,996	—
$20.00	8,500	4.25	8,500	27,835	—

Total Outstanding under the 1994 Plan and the 2004 Stock Option Plan	483,299	6.21	316,254	$2,791,290	$1,815,335
Outstanding under the Founders Plan (exercise price of $0.08 per share)	206,362	14.27	206,362	2,751,879	2,311,254

Total	689,661	8.60	522,616	$5,543,169	$4,126,589

The following table summarizes activity under our stock option plans for the period April 1, 2007 through December 30, 2007:

	Number of Shares	Weighted-average exercise price per share
Outstanding at April 1, 2007	768,704	$5.85
Granted	8,230	11.28
Exercised	(39,512)	0.10
Forfeited	(1,996)	11.42

Outstanding at July 1, 2007	735,426	$6.20
Granted	—	—
Exercised	(4,780)	0.39
Forfeited	(27,293)	15.64

Outstanding at September 30, 2007	703,353	$5.88
Granted	—	—
Exercised	—	—
Forfeited	(13,692)	9.39

Outstanding at December 30, 2007	689,661	$5.81

Exercisable or convertible at the end of the period	522,616	$3.96

The aggregate intrinsic value of options outstanding at December 30, 2007 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 381,665 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at December 30, 2007.

The total intrinsic value of options exercised during the Nine Months Fiscal 2008 and Nine Months Fiscal 2007 was $494,000 and $895,000, respectively.

8. Stockholders’ Equity

Proposed Underwritten Public Stock Offering

On April 27, 2007, we filed a registration statement on Form S-1 (File No. 333-142438) for a proposed underwritten public offering of our common stock. On February 7, 2008, we withdrew the registration statement on Form S-1 due to unfavorable market conditions.

Through December 30, 2007, we had incurred costs of $1,391,000 for this offering, which we recognized as a separate component of operating loss during Third Quarter Fiscal 2008.

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

Under our articles of incorporation, the voting privileges and conversion ratios for our outstanding shares of Series A Preferred Stock and our Series B Preferred Stock are automatically adjusted to give proportionate effect to this reverse split. Further, in the event of a successful public stock offering, all outstanding shares of our Series A and Series B Preferred Stock would automatically be converted to our common stock at the ratios determined under the “Qualified Offering” provisions of our articles of incorporation (as described below), which includes the adjustment for the one-for-eight reverse split.

Pursuant to provisions in our stock option and warrant agreements, the number of common shares available for purchase under these agreements, and the exercise prices, are automatically adjusted to give proportionate effect to this reverse split.

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At December 30, 2007, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of December 30, 2007.

During the Second Quarter Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders have requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the Third Quarter Fiscal 2008 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock, that will be reflected in the financial statements for our fiscal quarter ending March 30, 2008.

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

We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the Wholesale division, which sells to domestic customers in the grocery, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division, which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising of Tully’s stores in the United States.

Our net sales are comprised as follows:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Sales in the United States	$15,689	$19,265	$45,479	$53,342
International sales	360	360	1,086	1,283

	$16,049	$19,625	$46,565	$54,625

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$10,013	$11,048	$29,426	$32,350
Wholesale division	5,629	8,146	15,915	20,750
Specialty division	407	431	1,224	1,525

	$16,049	$19,625	$46,565	$54,625

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$589	$950	$1,333	$1,693
Wholesale division	329	1,079	1,604	2,396
Specialty division (a)	(495)	381	28	(3)
Corporate and other expenses (b)	(2,235)	(3,522)	(7,513)	(8,273)

Earnings (loss) before interest, taxes, depreciation and amortization	(1,812)	(1,112)	(4,548)	(4,187)
Depreciation and amortization	(845)	(640)	(2,636)	(2,130)
Interest income, interest expense, and loan guarantee fees	(91)	(671)	(171)	(1,582)
Income taxes	(19)	—	(19)	—

Net loss	$(2,767)	$(2,423)	$(7,374)	$(7,899)

Depreciation and amortization
Retail division	$612	$430	$1,869	$1,469
Wholesale division	72	63	229	200
Specialty division	**	**	**	**
Corporate and other expenses	161	147	538	461

Total depreciation and amortization	$845	$640	$2,636	$2,130

**	Amounts are less than $1,000.

(a)	Amounts for the Specialty Division for the Nine Months Fiscal 2008 include $865,000 of actual and estimated costs for the UCC litigation. During the Third Quarter Fiscal 2008, Tully’s reevaluated the expected costs with regard to this matter and reduced the accrual by $142,000 as described in Note 5.

(b)	Amounts for the Corporate and other expenses for Third Quarter Fiscal 2008 and Nine Months Fiscal 2008 include $1,391,000 related to the recognition of costs relating to our proposed and terminated underwritten stock offering.

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

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Net loss	$(2,767)	$(2,423)	$(7,374)	$(7,899)
Adjustments for basic loss per share	—	—	—	—

Net loss for basic loss per share	$(2,767)	$(2,423)	$(7,374)	$(7,899)

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Weighted average shares used in computing basic loss per share	2,316	3,127	2,253	2,805
Basic loss per share	$(1.20)	$(0.77)	$(3.27)	$(2.82)
Computation of diluted loss per share
Net loss	$(2,767)	$(2,423)	$(7,374)	$(7,899)
Adjustments for diluted loss per share	—	—	—	—

Net loss for diluted loss per share	$(2,767)	$(2,423)	$(7,374)	$(7,899)

Weighted average shares used in computing diluted loss per share	2,316	3,127	2,253	2,805
Diluted loss per share	$(1.20)	$(0.77)	$(3.27)	$(2.82)
Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	2,316	3,127	2,253	2,805
Total common share equivalent instruments for computing diluted loss per share	—	—	—	—

Weighted average shares used in computing diluted loss per share	2,316	3,127	2,253	2,805

Potentially dilutive common stock equivalents consisting of our outstanding warrants and stock options and our outstanding convertible Series A and Series B shares have been excluded from the computation of diluted loss per share, because their effect would have been anti-dilutive due to the net loss reported. These common stock equivalents aggregated the equivalent of 3,974,623 common shares at December 31, 2006 and 3,335,283 common shares at December 30, 2007.

11. Subsequent Event

On January 7, 2008, Tully’s Coffee Asia Pacific , Inc. (“TCAP”), a wholly owned subsidiary of Tully’s, and Asia Food Culture Management Pte, Ltd (“AFCM”), a Singapore company, entered into a limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”). The new joint venture will seek to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is a newly established enterprise managed by Mr. Kouta Matsuda, the founder and former chief executive officer of Tully’s Coffee Japan (“TCJ”).

In connection with the formation of Tully’s Coffee Asia, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to Tully’s Coffee Asia. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to Tully’s Coffee Asia on January 7, 2008; $500,000 that was paid on January 31, 2008; and the $3.0 million balance to be paid by March 31, 2008. Of the capital contributed by AFCM, $3.0 million is being distributed by the joint venture to TCAP, and the remaining $3.0 million will be used by the joint venture for development of its business. The $3.0 million capital distribution from the joint venture to TCAP includes (1) $500,000 cash distributed to Tully’s on January 8, 2008, (2) $2,000,000 paid to UCC Ueshima Coffee Co., Ltd. (“UCC”) on January 8, 2008 as described below, and (3) $500,000 paid to TCAP on January 31, 2008. After completion of the $6.0 million AFCM capital contribution and the $3.0 million distribution to TCAP as described above, the joint venture ownership percentages are 50% TCAP (general partner) and 50% AFCM (limited partner). Under its license agreement with Tully’s, the joint venture is obligated to pay Tully’s a royalty equal to one percent of the applicable revenue base from operations in the Licensed Territories, commencing on April 1, 2008.

On January 7, 2008, Tully’s and UCC entered into the Settlement Agreement to settle the pending lawsuit filed November 7, 2006 by UCC in the U.S. District Court for the Western District of Washington, relating to the 2001 license agreement between the parties. Under the Settlement Agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The Settlement Agreement was finalized and effective January 7, 2008.

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note bears interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Payments under the note may accelerate under certain circumstances (including the completion of an initial public stock offering by Tully’s) and TCAP is generally required to pay two dollars of principal under the note for each dollar that TCAP distributes to Tully’s. Tully’s has issued a limited guaranty for TCAP’s obligations under the note, which is generally secured by the assets of Tully’s and TCAP related to the Licensed Territories, including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but is non-recourse as to Tully’s other assets. The parties expect the lawsuit to be dismissed with prejudice by the court.

Tully’s is assessing the termination of this license agreement as a “repossession” under Statement of Financial Accounting Standards No. 45, “Accounting for Franchise Fee Revenue” and expects to record the transaction in the fourth quarter ended March 30, 2008. Accordingly, Tully’s continued to amortize the revenue during the first, second and third quarters of Fiscal 2008 on the same basis as in Fiscal 2007. As of December 30, 2007 Tully’s had a remaining balance of $76,000 in prepaid deferred licensing costs and $1,800,000 of deferred revenue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended December 30, 2007 (“Third Quarter Fiscal 2008”) and the thirty-nine week period ended December 30, 2007 (“Nine Months Fiscal 2008”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 1, 2007, filed with the SEC on July 13, 2007 (the “Fiscal 2007 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risk, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business and financing plans, the impact of competition, the effect of legal proceedings, the success of our franchisees and licensees, and others described in the “Risk Factors” section of our Fiscal 2007 Form 10K and elsewhere in this report.

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

Starting in Fiscal 2006 and continuing into Fiscal 2008, we have begun implementing strategies to improve our financial position and create a foundation for future growth. On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to enhance company and shareholder value. We plan to evaluate a range of alternatives including a capital raise to fund growth of our business and to provide operational capital. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that a capital raise cannot be completed with terms and timing which are acceptable to Tully’s.

Growth Trends in Our Business

Retail Division.

Tully’s has 91 company-operated retail stores and 55 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana and Utah. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

The initiatives discussed above have catalyzed significant improvements to our retail operations, which we believe contributed to six consecutive quarters of comparable store sale increases: 4.1%, 7.0% and 7.1% in the last three fiscal quarters of Fiscal 2007 and 9.5%, 7.6% and 8.8% in the first three quarters of Fiscal 2008.

During Fiscal 2007 we opened six company-operated stores and we have opened three new company-operated stores during the Nine Months Fiscal 2008. During the remainder of Fiscal 2008, we expect to open one new company-operated store.

Wholesale Division.

Tully’s sells gourmet whole bean and ground coffees, our Bellaccino bottled beverages and single serve Tully’s K-Cups through the wholesale channel. We sell our products through grocery locations as well as to office coffee services and foodservice channels in the western United States and the Chicago metropolitan area. We also offer many of our products through mail-order and Internet channels.

We have emphasized growth in our wholesale business as an important and less capital intensive complement to our retail business. In each of the past five years, we have grown our wholesale business by expanding our distribution footprint, acquiring new customers in existing territories, executing ongoing marketing, promotional and display programs and by introducing and selling new products.

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At December 30, 2007 there were 55 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Revenue Trends

We produce revenues in the U.S. from our retail, wholesale and U.S. specialty operations. For the past thirteen consecutive fiscal quarters, our total U.S. net sales have increased as compared to the same quarter in the previous fiscal period (excluding the estimated effects of the 53rd week in Fiscal 2005). Our quarterly U.S. sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2005	$11,932	$12,258	$12,800	$11,673	(a)
Fiscal 2006	12,665	12,746	13,863	12,137
Fiscal 2007	13,647	16,143	15,689	14,957
Fiscal 2008	16,271	17,806	19,265	*

(a)	Excludes the estimated $955,000 of sales in the 53rd week of Fiscal 2005.

*	Not applicable.

Our quarterly U.S. net sales increases (decreases) as compared to the same quarter in the previous fiscal year are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.5)%	(1.9)%	8.3%	7.8	%(a)
Fiscal 2006	6.1%	4.0%	8.3%	3.7	%(a)
Fiscal 2007	7.8%	26.7%	13.2%	23.2%
Fiscal 2008	19.2%	10.3%	22.8%	*

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005. Including the 53rd week in the fourth quarter of Fiscal 2005 (giving it 14 weeks instead of the 13 weeks in the comparable quarters), we estimate that our U.S. sales increased by 16.6% in the fourth quarter of Fiscal 2005, and decreased by 3.9% in the fourth quarter of Fiscal 2006.

*	Not applicable.

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, culminating in the Japan Rights sale in Fiscal 2006. Our quarterly international (foreign) sales are summarized as follows:

	Fiscal Years
	(unaudited–dollars in thousands)
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Fiscal 2005	$1,106	$1,098		$1,069	$1,089
Fiscal 2006	1,081	5,028	(a)	365	360
Fiscal 2007	360	366		360	360
Fiscal 2008	519	404		360	*

(a)	Includes $4,405,000 from the accelerated recognition of deferred license revenues due to the Japan Rights sale.

*	Not applicable.

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

We have increased spending on certain retail business initiatives to improve retail operations. For instance, in Fiscal 2007 we increased spending in connection with refurbishing or remodeling many of our stores. In the Nine Months Fiscal 2008, we have incurred costs associated with the implementation of our “Tully’s Green” initiatives, including our retail store launch of new fair trade, organic espresso, and the implementation of our new compostable paper cups and associated waste handling programs. We believe these socially and environmentally responsible programs are important to a substantial number of our current and prospective customers.

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

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to be fairly stable; however we are currently targeting a long-term reduction in marketing expenses.

Our general and administrative costs are less discretionary than our marketing costs. While we still seek to grow our business, we have determined that we can scale back our development and support spending until such time as we may significantly accelerate our growth of new company-operated stores. During October and again in December 2007, we reduced our administrative staff by several positions and implemented other cost savings initiatives.

Non-GAAP Financial Measures

Certain of the measures described below we use for internal management purposes are non-GAAP measures. We believe this managerial information is important supplemental information to investors. Regulation G under the Securities Act, as well as Regulation S-K and other provisions of the Exchange Act of 1934, define and prescribe the conditions for use of certain non-GAAP financial information.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (unaudited, dollars in thousands):

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
Net loss	$(2,767)	$(2,423)	$(7,374)	$(7,899)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	91	671	171	1,582
Income taxes	19	—	19	—
Depreciation and amortization	845	640	2,636	2,130

EBITDA loss	(1,812)	(1,112)	(4,548)	(4,187)
Add back (deduct) amounts for computation of Adjusted EBITDA
UCC litigation costs	758	(142)	799	723
Write-off of deferred offering costs	—	1,391	—	1,391
Settlement of litigation	—	—	72	—
Severance costs for then-president	—	—	200	—

Adjusted EBITDA (loss)	$(1,054)	$137	$(3,477)	$(2,073)

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	88	90
New stores	6	3
Closed stores	(4)	(2)

End of the period	90	91

Franchisee-operated stores
Stores at beginning of the period	23	38
New stores	13	18
Closed stores	—	(1)

End of the period	36	55

Total company-operated and franchised stores
Stores at beginning of the period	111	128
New stores	19	21
Closed stores	(4)	(3)

End of the period	126	146

STORE LOCATIONS BY STATE (end of period):
Washington	80	88
California	25	27
Arizona	12	13
Idaho	6	10
Oregon	3	3
Montana	—	3
Utah	—	2

TOTAL	126	146

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005	(0.8)%	(4.3)%	(0.8)%	(2.5	)%(a)
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

Results of Operations

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net Sales
Retail store sales	$10,013	$11,048	$29,426	$32,350
Wholesale sales	5,629	8,146	15,915	20,750
Specialty—International product sales	—	—	6	203

Total sales of products	15,642	19,194	45,347	53,303
Specialty—U.S. franchising licenses, royalties and fees	47	71	138	242
Specialty—Recognition of deferred revenue	360	360	1,080	1,080

Total net sales	$16,049	$19,625	$46,565	$54,625
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,637	$3,947	$10,577	$11,980
Retail occupancy expenses	1,268	1,332	3,885	3,987
Wholesale	4,005	5,639	10,641	14,417
Specialty	—	—	5	214

Total	$8,910	$10,918	$25,108	$30,598
Operating Expenses
Store operating expenses	$4,514	$4,817	$13,535	$14,671
Other operating expenses:
Wholesale operating expenses	$1,077	$1,060	$3,101	$4,464
Specialty—U.S. franchising expenses	118	134	313	373
Specialty—International division expenses (income)	785	(84)	879	942

Total other operating expenses	$1,980	$1,110	$4,293	$4,464

Wholesale shipping expenses	$224	$369	$568	$788
Marketing, general and administrative expenses	$2,239	$2,134	$7,463	$6,902
Other Data
EBITDA loss	$(1,812)	$(1,112)	$(4,548)	$(4,187)
Adjusted EBITDA (loss)	$(1,054)	$137	$(3,477)	$(2,073)

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 31, 2006	December 30, 2007	December 31, 2006	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	62.4%	56.3%	63.2%	59.2%
Wholesale sales	35.1%	41.5%	34.2%	38.0%
Specialty—International product sales	0.0%	0.0%	0.0%	0.4%

Total sales of products	97.5%	97.8%	97.4%	97.6%
Specialty—Licenses, royalties and fees	0.3%	0.4%	0.3%	0.4%
Specialty—Recognition of deferred revenue	2.2%	1.8%	2.3%	2.0%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.3%	35.7%	35.9%	37.0%
Retail occupancy expenses	12.7%	12.1%	13.2%	12.3%
Store operating expenses	45.1%	43.6%	46.0%	45.4%
Wholesale Metrics
Amounts as Percent of wholesale sales
Wholesale cost of goods sold	71.1%	69.2%	66.9%	69.5%
Wholesale operating expenses	19.1%	13.0%	19.5%	15.2%
Wholesale shipping expenses	4.0%	4.5%	3.6%	3.8%
Percentage Increase in Wholesale Sales vs. Previous Period	31.9%	44.7%	55.2%	30.4%
Marketing, general and administrative expenses as percent of Total Net Sales	14.0%	10.9%	16.0%	12.6%

Third Quarter Fiscal 2008 Compared To Third Quarter Fiscal 2007

Net Sales

Total net sales increased $3,576,000 or 22.3% to $19,625,000 for the Third Quarter Fiscal 2008, as compared to $16,049,000 for the Third Quarter Fiscal 2007. Sales of products increased $3,552,000 or 22.7% to $19,194,000 for the Third Quarter Fiscal 2008, as compared to $15,642,000 for the Third Quarter Fiscal 2007. Sales of products increased $2,517,000 for the wholesale division and sales from company-operated retail stores increased $1,035,000. Licenses, royalties and fees increased $24,000 or 51.1% to $71,000 as compared to $47,000 for the Third Quarter Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Third Quarter Fiscal 2008 compared to Third Quarter Fiscal 2007 (dollars in thousands)	Increase in Net Sales
Retail	$1,035
Wholesale	2,517
Specialty	24

Total company	$3,576

The retail sales increase represented a 10.3% increase compared to the Third Quarter Fiscal 2007. For the Third Quarter Fiscal 2008 comparable retail store sales grew 8.8%. During September 2007, we increased retail prices for many beverage items in response to increased product costs and operating costs. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Third Quarter Fiscal 2008 compared to Third Quarter Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$857
Sales increase from new stores	378
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2008	(200)

Total retail division	$1,035

Wholesale net sales increased $2,517,000, or 44.7%, to $8,146,000 for the Third Quarter Fiscal 2008 from $5,629,000 for the Third Quarter Fiscal 2007. The increase reflects a $1,506,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and a $507,000 increase in our core grocery channel, partially offset by lower sales of our Bellaccino bottled beverages.

Specialty net sales increased $24,000, or 5.9%, to $431,000 for the Third Quarter Fiscal 2008 from $407,000 for the Third Quarter Fiscal 2007. The increase reflects an increase in our franchisee locations from 36 in the Third Quarter Fiscal 2007 to 55 in the Third Quarter Fiscal 2008.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $2,008,000, or 22.5%, to $10,918,000 for the Third Quarter Fiscal 2008 as compared to Third Quarter Fiscal 2007. Cost of goods sold and related occupancy costs remained consistent at 56.9% of total sales of products for the Third Quarter Fiscal 2008, compared to 57.0% in the corresponding period last year. Retail occupancy cost of goods sold decreased from 12.7% in the Third Quarter Fiscal 2007 to 12.1% in the Third Quarter Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008, opening of stores with lower relative occupancy costs. Wholesale cost of goods sold decreased from 71.1% of wholesale sales in the Third Quarter Fiscal 2007 to 69.2% in the Third Quarter Fiscal 2008 reflecting price increases established in the Third Quarter Fiscal 2008.

Store operating expenses increased $303,000, or 6.7%, to $4,817,000 in Third Quarter Fiscal 2008 from $4,514,000 in Third Quarter Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. During the first half of Fiscal 2008, we also had excessive growth in store labor hours relative to the increased levels of sales and customer transactions, which temporarily adversely affected our labor expense ratio. Starting with Third Quarter Fiscal 2008 we implemented additional controls and programs related to store labor management, which have improved our performance in this area. As a percentage of retail sales, store operating expenses decreased to 43.6% for Third Quarter Fiscal 2008 compared to 45.1% for Third Quarter Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $870,000 or 43.9% to $1,110,000 during Third Quarter Fiscal 2008 from $1,980,000 in Third Quarter Fiscal 2007. The decrease reflects an $869,000 reduction in costs associated with the development of international specialty business.

Marketing, general and administrative costs decreased $105,000 or 4.7%, to $2,134,000 during the Third Quarter Fiscal 2008 from $2,239,000 in the Third Quarter Fiscal 2007. This decrease was primarily due to a $321,000 decrease in marketing costs in Third Quarter Fiscal 2008.

Depreciation and amortization expense decreased $205,000, or 24.3%, to $640,000 for the Third Quarter Fiscal 2008 from $845,000 for the Third Quarter Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

We recognized $1,391,000 of costs relating to our proposed and terminated underwritten stock offering in the Third Quarter Fiscal 2008. We incurred no such expenses in the corresponding period of Fiscal 2007.

Other Income (Expense)

Interest expense increased $503,000 to $594,000 for the Third Quarter Fiscal 2008 as compared to $91,000 for the Third Quarter Fiscal 2007, primarily as the result of interest expense associated with the Benaroya Note (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Income Taxes

Income taxes decreased $19,000 from $19,000 for the Third Quarter Fiscal 2007 to $0 for the Third Quarter Fiscal 2008, reflecting an adjustment to the estimated income and alternative minimum tax (“AMT”) recorded in Fiscal 2006 for the income tax consequences from the Japan Rights sale, determined during the preparation of the tax returns for Fiscal 2006.

Net Loss

As a result of the factors described above, we had a loss of $2,423,000 for the Third Quarter Fiscal 2008 as compared to the net loss of $2,767,000 for the Third Quarter Fiscal 2007, an improvement of $344,000 or 12.4%.

EBITDA

As a result of the factors described above, we had EBITDA loss of $1,112,000 for the Third Quarter Fiscal 2008 as compared to EBITDA loss of $1,812,000 during the Third Quarter Fiscal 2007, an improvement of $700,000 or 38.6%.

Adjusted EBITDA

As a result of the factors described above, we had Adjusted EBITDA of $137,000 for the Third Quarter Fiscal 2008 as compared to Adjusted EBITDA loss of $1,054,000 during the Third Quarter Fiscal 2007, an increase of $1,191,000 or 113.0%.

Nine Months Fiscal 2008 Compared To Nine Months Fiscal 2007

Net Sales

Total net sales increased $8,060,000 or 17.3% to $54,625,000 for the Nine Months Fiscal 2008, as compared to $46,565,000 for the Nine Months Fiscal 2007. Sales of products increased $7,956,000 or 17.5% to $53,303,000 for the Nine Months Fiscal 2008, as compared to $45,347,000 for the Nine Months Fiscal 2007. Sales of products increased $4,835,000 for the wholesale division, $197,000 for the specialty division and sales from company-operated retail stores increased $2,924,000. Licenses, royalties and fees increased $104,000 or 75.4% to $242,000 as compared to $138,000 for the Nine Months Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Nine Months Fiscal 2008 compared to Nine Months Fiscal 2007 (dollars in thousands)	Increase in Net Sales
Retail	$2,924
Wholesale	4,835
Specialty	301

Total company	$8,060

The retail sales increase represented a 9.9% increase compared to the Nine Months Fiscal 2007. For the Nine Months Fiscal 2008 comparable retail store sales grew 7.0%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Nine Months Fiscal 2008 compared to Nine Months Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,897
Sales increase from new stores	1,971
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2008	(944)

Total retail division	$2,924

Wholesale net sales increased $4,835,000, or 30.4%, to $20,750,000 for the Nine Months Fiscal 2008 from $15,915,000 for the Nine Months Fiscal 2007. The increase reflects a $2,945,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products). This increase also reflects a $771,000 sales increase in the grocery channel and $566,000 sales increase in the direct customer channel (reflecting the addition of new customers and sales to existing customers).

Net sales for the specialty division increased by $301,000 to $1,525,000 for the Nine Months Fiscal 2008 as compared to the Nine Months Fiscal 2007, reflecting the recent introduction of our Bellaccino bottled beverages into South Korea.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $5,490,000, or 21.9%, to $30,598,000 for the Nine Months Fiscal 2008 as compared to the Nine Months Fiscal 2007. Cost of goods sold and related occupancy costs increased to 57.4% of total sales of products for the Nine Months Fiscal 2008, compared to 55.4% for the corresponding period last year. The increase was primarily due to faster growth of our wholesale sales, which have a higher product cost as a percentage of sales compared to our retail and specialty sales. Retail cost of goods sold increased from 35.9% in the Nine Months Fiscal 2007 to 37.0% in the Nine Months Fiscal 2008, reflecting increased costs for products sold, a higher percentage of promotional and customer loyalty incentives associated with the Tully’s Card in the current period, increased “waste” cost associated with the introduction of a new salad and sandwich program at selected stores, and product mix. Retail occupancy cost of goods sold decreased from 13.2% in the Nine Months Fiscal 2007 to 12.3% in the Nine Months Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008, opening of stores with lower relative occupancy costs. Wholesale cost of goods sold increased from 66.9% of wholesale sales in the Nine Months Fiscal 2007 to 69.5% in the Nine Months Fiscal 2008 a higher percentage of wholesale sales coming from K-Cups (which have a lower margin than most wholesale products) and higher product costs.

Store operating expenses increased $1,136,000, or 8.4%, to $14,671,000 in the Nine Months Fiscal 2008 from $13,535,000 in the Nine Months Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. As a percentage of retail sales, store operating expenses decreased to 45.4% for the Nine Months Fiscal 2008 compared to 46.0% for the Nine Months Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $171,000 or 4.0% to $4,464,000 during the Nine Months Fiscal 2008 from $4,293,000 in the Nine Months Fiscal 2007. The increase reflects $48,000 of increased expenses incurred in connection with the expansion of our wholesale business, and $63,000 additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs decreased $561,000 or 7.5%, to $6,902,000 during the Nine Months Fiscal 2008 from $7,463,000 in the Nine Months Fiscal 2007. This decrease was primarily due to a $786,000 decrease in marketing costs in Nine Months Fiscal 2008.

Depreciation and amortization expense decreased $506,000, or 19.2%, to $2,130,000 for the Nine Months Fiscal 2008 from $2,636,000 for the Nine Months Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

We recognized $1,391,000 of costs relating to our proposed and terminated underwritten stock offering for the Nine Months Fiscal 2008. We incurred no such expenses in the corresponding period of Fiscal 2007.

Other Income (Expense)

Interest expense increased $1,210,000 or 533.0% to $1,437,000 for the Nine Months Fiscal 2008 as compared to $227,000 for the Nine Months Fiscal 2007, primarily as the result interest expense associated with the Benaroya Note (see Note 4 of the Notes to the Condensed Consolidated Financial Statements). Loan Guaranty expense increased to $145,000 for the Nine Months Fiscal 2008 as compared to none for the Nine Months Fiscal 2007, reflecting the fees paid to a guarantor of the Benaroya Note.

Income Taxes

Income taxes decreased $19,000 from $19,000 for the Nine Months Fiscal 2007 to $0 for the Nine Months Fiscal 2008, reflecting an adjustment to the estimated income and alternative minimum tax (“AMT”) recorded in Fiscal 2006 for the income tax consequences from the Japan Rights sale, determined during the preparation of the tax returns for Fiscal 2006.

Net Loss

As a result of the factors described above, we had a net loss of $7,899,000 for the Nine Months Fiscal 2008 as compared to the net loss of $7,374,000 for the Nine Months Fiscal 2007, a decrease of $525,000 or 7.1%.

EBITDA

As a result of the factors described above, we had EBITDA loss of $4,187,000 for the Nine Months Fiscal 2008 as compared to EBITDA loss of $4,548,000 during the Nine Months Fiscal 2007, an improvement of $361,000 or 7.9%.

Adjusted EBITDA

As a result of the factors described above, we had Adjusted EBITDA loss of $2,073,000 for the Nine Months Fiscal 2008 as compared to Adjusted EBITDA loss of $3,477,000 during the Nine Months Fiscal 2007, an improvement of $1,404,000 or 40.4%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Nine Months Fiscal 2007	Nine Months Fiscal 2008
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(7,374)	$(7,899)
Adjustments for depreciation and other non-cash operating statement amounts	1,980	2,224

Net loss adjusted for non-cash operating statement amounts	(5,394)	(5,675)
Cash provided by other changes in assets and liabilities	1,292	390

Net cash used in operating activities	(4,102)	(5,285)
Purchases of property and equipment	(1,490)	(1,612)
Other investing activities	(18)	7
Net borrowings of debt and capital leases	724	6,198
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from warrant and stock option exercise	34	400

Net decrease in cash and cash equivalents	$(4,852)	$(304)

Overall, our operating activities, investing activities, and financing activities used $304,000 of cash during the Nine Months Fiscal 2008 as compared to $4,852,000 of cash used during the Nine Months Fiscal 2007.

Cash used in operating activities for Nine Months Fiscal 2008 was $5,285,000, a change of $1,183,000 compared to Nine Months Fiscal 2007 when operating activities used cash of $4,102,000. During the Nine Months Fiscal 2008, we used proceeds from our new credit facility and increased accounts payable to fund increased levels of inventory and accounts receivable.

Investing activities used cash of $1,605,000 in the Nine Months Fiscal 2008 as compared to $1,508,000 in the Nine Months Fiscal 2007, primarily as the result of increased purchases of property and equipment related to new store openings.

Financing activities provided cash of $6,586,000 in the Nine Months Fiscal 2008 and provided cash of $758,000 in the Nine Months Fiscal 2007. During the Nine Months Fiscal 2008, we received proceeds of $5,900,000 from the new Benaroya Note and $400,000 from the exercise of stock options and warrants, and we had additional borrowings of $725,000 under our Northrim credit facility.

Contractual Commitments

We did not have any off-balance sheet arrangements as of December 30, 2007. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of December 30, 2007:

	Payments Due by Fiscal Year
	Total	Remainder Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter
	(dollars in thousands)
Northrim facility (1)	$4,778	$—	$4,778	$—	$—	$—	$—
Benaroya credit facility (1)	6,482	—	6,482	—	—	—	—
Other debt	513	195	318	—	—	—	—
Capital leases	64	11	23	17	12	1	—
Store operating leases	14,375	1,200	4,510	3,873	2,126	956	1,710
Green coffee purchases (2)	5,183	5,183	—	—	—		—

	$31,395	$6,589	$16,111	$3,890	$2,138	$957	$1,710

(1)	The Northrim facility and Benaroya credit facility expire in July 2008 and August 2008, but may become due sooner in some circumstances. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

(2)	As of December 30, 2007, we had approximately $5,183,000 of coffee purchase contracts with fixed-price coffee purchase commitments.

In addition, subsequent to the balance sheet date, in consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC.

Liquidity and Capital Resources

As of December 30, 2007 we had cash and cash equivalents of $1,126,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $10,606,000 as of December 30, 2007, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at December 30, 2007 (see Note 4), we had current liabilities of $17,209,000 as compared to current assets of $11,686,000 at December 30, 2007. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings, the proceeds from the sale of our Japanese intellectual property rights in August 2005, and the proceeds from our limited partnership agreement that established a new joint venture called TCAP in January, 2008 (see Note 11).

In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement Form S-1 (File No. 333-142438), for this proposed stock offering. On February 7, 2008, we withdraw the registration statement on Form S-1 due to unfavorable market conditions.

On February 4, 2008 Tully’s announced it engaged an investment banking firm to assist in evaluating strategic alternatives to enhance company and shareholder value. Tully’s plans to evaluate a range of alternatives including a capital raise to fund growth of our business and to provide operational capital. Completion of a successful capital raise is subject to a number of factors (some of which are outside the control of the Company), including economic and market conditions, and it is possible that our capital raise may not be completed. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that a capital raise cannot be completed with terms and timing which are acceptable to Tully’s.

The Benaroya credit facility ($5,828,000 in principal amount outstanding at December 30, 2007, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. We anticipate to draw down additional funds as we evaluate financing alternatives in the Fourth Quarter Fiscal 2008. Our Northrim credit line ($4,778,000 in principal amount outstanding at December 30, 2007) is generally subject to annual renewals. The Benaroya and Northrim facilities both mature before September 1, 2008 and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new wholesale business. While we evaluate a number of strategic alternatives, we have scaled back our plans for new company-operated stores. During the remainder of Fiscal 2008, we expect to open one company-operated store. In Fiscal 2009, the number of new company-operated stores will depend upon the amount and timing of our financing activities. Based on our past experience, a new company-operated store will typically require a capital investment of approximately $300,000 to $400,000, but this varies depending on the specific location. Some of these capital expenditures may be accomplished through operating or capital leases.

If we do not complete a capital raise or other source of strategic financing, or if the capital raise or strategic financing should be significantly delayed, we would likely be required to substantially reduce or delay our plans for growth of our business. Further, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt or equity financing on an accelerated basis. Additional equity financing may be dilutive to our shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and terms that could restrict our ability to operate our business. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations.

In addition, we could be required to substantially reduce the number of new company-operated stores, substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of December 30, 2007, we had approximately $5,183,000 in fixed price purchase commitments. Since December 30, 2007, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $800,000 to $1,000,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s principal executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 30, 2007 (the “Evaluation Date”), concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Since the license agreement was executed in April 2001, UCC has opened one Tully’s store, which it closed in 2004. UCC has not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and on November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (i.e., the Asian trademarks and the right to use Tully’s intellectual properties in the territories).

Subsequent to the balance sheet date, on January 7, 2008, Tully’s and UCC entered into the Settlement Agreement to settle the pending lawsuit. Under the Settlement Agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The Settlement Agreement was finalized and effective January 7, 2008.

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note bears interest at 3.0% per year and is due in annual principal installments of $1.0 million commencing on December 28, 2008. Payments under the note may accelerate under certain circumstances (including the completion of an initial public stock offering by Tully’s) and TCAP is generally required to pay two dollars of principal under the note for each dollar that TCAP distributes to Tully’s. Tully’s has issued a limited guaranty for TCAP’s obligations under the note, which is generally secured by the assets of Tully’s and TCAP related to the Licensed Territories, including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but is non-recourse as to Tully’s other assets. The parties expect the lawsuit to be dismissed with prejudice by the court.

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. The plaintiffs seeking class action certification of their lawsuit are all hourly employees in Tully’s California stores. The plaintiffs are seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time.

In addition, from time to time, we become involved in various legal proceedings in the ordinary course of business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

This section entitled “Risk Factors” discloses material changes to for the risk factors described in Part 1, Item 1A, of our Fiscal 2007 Form 10’K. There have been no other material changes.

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

We will continue to incur significant operating expenses, and expect our losses to increase, as we grow our business. For example, subject to our ability to secure sufficient additional capital, we plan limited expansion of our company-operated retail stores within the next 12 months, and a comparable or greater number in the following year. Based on past experience, we believe a new company-operated store typically will require a capital investment by Tully’s in the range of $300,000 to $400,000, depending on store type, size and location. Each store also will incur ongoing operating expenses, including rent, salaries and utilities, and many of these expenses may be higher than normal early in the lifetime of the store. In addition, we will be required to increase our recruiting, training, and compensation expenses as we increase the number of our stores. We also plan to expand our franchise and wholesale operations, which will require us to incur increased costs associated with developing, managing, and supporting these businesses. We will need to increase our net sales at a rate greater than our expenses to achieve profitability. For these reasons, we cannot predict whether we will become profitable in future periods. Even if we become profitable, we may not be able to sustain any future profitability.

We require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

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

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to enhance company and shareholder value. We plan to evaluate a range of alternatives including a capital raise to fund growth of our business and to provide operational capital. Completion of a successful capital raise is subject to a number of factors (some of which are outside the control of the Company), including economic and market conditions, and it is possible that our capital raise may not be completed. Accordingly, we are also evaluating possible alternative sources of funding that may be available in the event that a capital raise cannot be completed with terms and timing which are acceptable to us.

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

In addition to the net proceeds from a capital raise, we will require significant additional capital to implement our growth strategy, which may not be available to us on satisfactory terms, or at all, and may subject our shareholders to substantial additional dilution.

We will need to raise additional capital to execute our growth plan in future periods, make capital improvements at our coffeehouses and respond to competitive pressures. If future financing is not available or is not available on acceptable terms, we may be unable to grow our retail and wholesale operations as planned, take advantage of business opportunities or respond to competitive pressures. Without additional financing, we may need to modify or discontinue our growth plans and our investments in new stores, store improvements, new customers and new products, and reduce operating, marketing, general and administrative costs related to our continuing operations. We also could be required to sell stores or other assets. Store sales would involve the assignment or sub-lease of the store location (which could require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be in amounts or timing satisfactory to us, and the sale of better performing locations or other income-producing assets could adversely affect our future operating results and cash flows.

In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing shareholders will be reduced. Further, these newly issued securities may have rights, preferences and privileges senior to those of existing shareholders. If we raise additional capital by incurring indebtedness, this could constrict our liquidity, result in substantial cash outflows, adversely affect our financial health and ability to obtain financing in the future, encumber our assets or subject us to restrictive covenants that could limit our ability to operate.

We recently had significant turnover to our senior management team, and resulting senior management must work together effectively for us to be successful.

In January 2008, we have experienced turnover in our senior management team at the CEO, CFO and senior retail and marketing positions. If our new management team, including any additional senior executives who join us in the future, are unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Third Quarter Fiscal 2008.

Stock Issued upon Exercise of Warrants—We issued an aggregate of 12,772 shares of common stock to 16 warrant holders for aggregate consideration of $26,363. The offer and sale of these securities was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Stock Issued upon Cashless Conversions of Warrants—We issued an aggregate of 3,166 shares of common stock to 7 warrant holders pursuant to the cashless conversion provisions of their warrants. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series A Preferred Shares—56 holders of our Series A preferred shares converted 722,582 of their Series A preferred shares into an aggregate of 102,118 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares— 32 holders of our Series B preferred shares converted 334,960 of their Series B preferred shares into an aggregate of 41,870 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 13, 2008.

TULLY’S COFFEE CORPORATION

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne VICE-PRESIDENT CHIEF FINANCIAL OFFICER

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on November 7, 2003 (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

Exhibit Number	Description

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)
4.2(e)	Common Stock Purchase Warrant dated July 10, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.2(f)	Form of Common Stock Purchase Warrants issued July 10, 2007 to Guarantors of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K, for the year ended April 1, 2007 as filed with the SEC on July 13, 2007 and incorporated herein by reference)

4.3	Form of common stock warrants issued in Series A Convertible Preferred Stock financing (incorporated by reference to the Registrant’s Registration Statement on Form 10, as amended and filed with the SEC on July 3, 2000)

4.4	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

4.8	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Registration Statement on Form S-1 (No. 333-142438) filed with the SEC on April 27, 2007 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith