Form 10-K
period 2008-03-30
TULLYS COFFEE CORP
filed 2008-09-18
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from to

Commission File Number 001-33646

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter.—Not Applicable (not traded on any market)

As of March 30, 2008 the number of shares of the registrant’s Common Stock outstanding was 3,251,891 (giving effect to the one-for-eight reverse split on June 28, 2007) and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 12,930,374.

Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries and joint ventures controlled by the Company as “we,” “us,” “our,” “the Company,” “Tully’s Coffee,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and other parts of this report that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new store openings, the cost of building new stores, the average unit volume of new stores, comparable store sales growth, increasing margins and growing our wholesale and franchise businesses.

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

Recent Development—Sale of Wholesale Operations

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We plan to use these proceeds to improve our liquidity, repay our indebtedness, and to fund our domestic retail and license businesses.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Tully’s and GMCR have made customary representations, warranties and covenants in the GMCR Agreement. Pursuant to the terms of the GMCR Agreement, except in certain limited circumstances Tully’s may not solicit or enter into discussions regarding, or provide information in connection with, alternative transactions. The GMCR Agreement specifies certain termination rights of the parties, and, under some circumstances, in the event of termination of the GMCR Agreement, Tully’s may be required to pay GMCR a termination fee of $1.6 million. In addition, if Tully’s terminates the GMCR Agreement because GMCR is unable to obtain funding under its existing credit facility to complete the asset purchase, then GMCR will be obligated to reimburse Tully’s for up to $1.6 million in Tully’s out-of-pocket costs and expenses.

Closing of the proposed asset sale is subject to certain conditions, including approval by Tully’s shareholders.

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.2% of our outstanding common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

The transaction is expected to close before the end of the calendar year. Tully’s expects to file a preliminary proxy statement with regard to the GMCR Agreement in the next 30 days, which will include, among other things, information regarding the background of the board’s decision to enter into the GMCR Agreement.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the APA, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs.

As all of the criteria of SFAS No. 144 were not met as of the balance sheet date, the Company has not classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will not be reported in discontinued operations. The Company will record the assets and liabilities as held for sale in our first quarter Fiscal 2009 reporting in accordance with the guidance provided in SFAS No. 144, which were met on June 26, 2008. However, the assets and liabilities related to the wholesale business as of March 30, 2008 that were included in the GMCR Agreement amount to $4,725,000 and $66,000, respectively. In addition, certain accounts receivable, current assets and liabilities and short-term credit facilities associated with our wholesale business will be retained and settled by the Company upon closing of the proposed transaction.

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

Our Business

Tully’s Coffee is a specialty retailer in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is famous for our gourmet hand-craft roasted coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience. In addition, Tully’s also operates as a gourmet coffee roaster and wholesaler in the specialty coffee industry.

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)
Fiscal 2001	April 1, 2001 (52 weeks)

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

Retail Operations. We operate and franchise Tully’s Coffee branded retail stores, with ninety-three company-operated stores and fifty-eight franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana and Utah as of March 30, 2008. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high-

traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports and university campuses. We manage our franchising and foreign business development activities through our specialty division.

Wholesale Operations. Our wholesale division sells our gourmet whole bean and ground Tully’s coffees, our Bellaccino bottled beverages and single-serve Tully’s K-Cups. Our wholesale customers include our franchisees, office coffee services, foodservice channels and grocery locations in the western United States and the Chicago metropolitan area.

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

Our History

Tully’s Coffee, a Washington corporation, was founded in 1992. Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt and through licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2008, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. These initiatives include:

•	Hiring several key executives to strengthen our management team and operations;

•	Introducing new products and improving merchandising strategies in our retail and wholesale divisions;

•	Refurbishing most of our company-operated stores;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy;

•	Closing stores that fail to meet our performance requirements; and

•	Fostering employee development and training, with an emphasis on customer service and operational efficiencies.

These initiatives have spurred significant improvements in our business, which we believe contributed to comparable store sales increases in the four quarters of Fiscal 2008 of 9.5%, 7.6%, 8.8% and 2.1%, respectively over prior year’s comparable quarter.

Our Products

We are passionate about providing our customers with the best gourmet coffees. Tully’s sources the highest grade Arabica coffee beans from around the world to make world-class gourmet coffees. We roast millions of pounds of coffee beans annually, all in hand-crafted batches that utilize our proprietary recipes and roasting methods which allow us to produce a selection of gourmet coffees to appeal to different customer tastes. All Tully’s stores offer a fresh assortment of Tully’s hand-craft roasted whole bean and ground varietal coffees and proprietary coffee blends, many of which also are sold to our wholesale customers, along with the equipment to enjoy our coffees at home.

We believe that our barista bars offer the best selection of hand-crafted beverages in the business and set us apart from our competitors. Our barista bar beverages include hot and cold beverages, highlighted by our coffees and espresso, teas, yerba mate, chai, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. These drinks can be customized with dairy or soy milk and our customers’ favorite flavors, including fresh Tully’s espresso, Ghirardelli chocolate and premium flavor extracts. All barista bar beverages are made-to-order by our highly trained baristas.

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

Tully’s Market Opportunity

Tully’s is strategically positioned as a premier gourmet coffee brand in the specialty retail coffeehouse segment and the wholesale whole bean and ground coffee segment. Consumers in both segments have shown a broadening appetite for drinks of all varieties, resulting in diversification and expansion of the U.S. beverage markets. With gourmet espresso and coffee drinks as its centerpiece, Tully’s is focused on benefiting from these growing markets by providing a wide array of beverage choices to its customers. Additionally, Tully’s is positioned to capitalize on significant opportunities in the snack and non-alcoholic beverage bars category, estimated at $24.7 billion in 2007 by the Specialty Coffee Association of America, Euromonitor, and Automatic Merchandiser.

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

•

Demographics of coffee drinkers are widening. According to the National Coffee Association, the proportion of the U.S. adult population drinking coffee on a daily basis rose to 56% in 2006, compared to 53% in 2005 and 49% in 2004. Young adults (18-24 years old) contributed to the increased penetration, with 31% of young adults consuming coffee daily in 2006, compared to 26% in 2005.

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

•

RTD Coffee & Tea—According to Beverage Marketing Corporation, the ready-to-drink, or RTD, coffee and tea segments have grown rapidly in recent years with consumption of RTD coffee increasing by 23.0% and 10.4% in 2005 and 2006, respectively. RTD tea increased by 9.0% and 26.2% during the same periods according to Beverage Marketing Corporation.

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

We hand-craft roast and sell world-class gourmet coffees. We are passionate about providing our customers with the best gourmet coffees. We roast millions of pounds of the highest grade Arabica coffee beans annually. Our proprietary recipes and roasting methods provide superior quality. We customize each batch of coffee to produce rich and flavorful profiles without the bitterness associated with some premium coffees. Currently, we sell dozens of different proprietary coffee blends and three varietal coffees (which are single origin coffees from growers in Colombia, Guatemala and Sumatra). We also offer super-premium special lot and estate coffees in our retail stores. Our long-term relationships with coffee growers and brokers help us procure the highest quality Arabica green coffee from around the world.

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

We provide a genuine community coffeehouse experience for our customers. We believe that the Tully’s genuine community coffeehouse experience differentiates us from our competitors. The Tully’s experience is about friendly, personalized service in an upscale and relaxing environment, where customers enjoy comfortable seating, large community tables, soft music and free Wi-Fi Internet access while savoring Tully’s products. We strive to develop a genuine personal relationship with our customers and their communities by supporting community events, and local schools and charitable organizations, and by making our stores into neighborhood gathering places. Our “pay it forward” philosophy involves empowering our store managers to become part of their local communities by providing complimentary coffee for community activities, helping non-profit organizations raise money, and publicizing community events. Each store manager is provided a budget to develop these community building relationships. At the corporate level, we partner with charitable organizations and support their fundraising activities. For example, we help raise funds to support a number of children’s’ health organizations, breast cancer research, and university scholarship funds. We believe our commitment to the community strengthens our relationship with our employees and our customers.

We have a substantial wholesale business. Our hand-craft roasted coffees are currently available to customers through approximately 4,700 grocery stores, including Safeway, Kroger and Albertsons. We also supply our coffee through foodservice and office coffee service channels in the western United States. The introduction of Tully’s Bellaccino bottled beverages in late 2006 is expanding the Tully’s brand to other retailers and consumers. Our launch of Tully’s single serve K-Cups in 2006 has introduced our brand and coffees outside our core geographic markets, including the east and southeast. Our success in the wholesale market, including areas where we currently have no retail presence, has demonstrated the strength of our brand and appeal of our products. Sales from our wholesale business grew approximately 309% from $5.1 million in Fiscal 2002 to $28.1 million in Fiscal 2008, representing a CAGR over this period of approximately 33%.

Our Growth Strategy

We have significant growth opportunities in our business, which we intend to pursue by implementing the following strategies. Implementation of these strategies is dependent upon sufficient capital resources and the ability to secure a capital or debt raise. Further, growth will be limited in the event of a whole or partial disposition of the assets of any single segment.

Drive comparable store sales growth by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size. Over the past year, we implemented a set of core improvements to our retail operations, which we believe was a key factor in driving comparable store sales increases in each of the four fiscal quarters of Fiscal 2008.

Execute our franchising strategy to expand our geographic footprint. Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses. We also are pursuing multi-unit area agreements with experienced, well-capitalized franchisees, to open Tully’s coffeehouses in markets not targeted for development directly by us. We have implemented this approach successfully in the Idaho market, where our area developer has opened 6 franchised stores (since the November 2005 inception of our franchising arrangement). We hope to achieve similar success in the Spokane, Washington market with our new area developer.

Leverage international opportunities. Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners. We believe the success of our former licensee, Tully’s Coffee Japan (“TCJ”), demonstrates the broader opportunity available to us in foreign markets.

Our Retail and Franchising Businesses

As of March 30, 2008, we had ninety-three Company-operated retail stores and fifty-eight franchised retail stores in Washington, California, Arizona, Oregon, Idaho, Montana and Utah. Our stores are located in a variety of high–traffic urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

In conjunction with the APA signed with GMCR in relation to the wholesale business unit, management is actively marketing assets of the remaining business units. Actions required to complete a sale of the other segments of the business, in whole or part, are under consideration and being evaluated. Management is also evaluating the impacts of the proposed sale on the other business segments and corporate administration of the Company.

Menu and Products

Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates. Our product families are as follows:

Barista Bar Beverages—We believe that our barista bars offer the best selection of hand-crafted beverages in the business. These offerings include:

•	Drip Coffees—Daily selections of Tully’s drip coffee, brewed fresh during the day, served by the cup or in “to go” decanters for group events

•	Espresso Beverages—Latte, cappuccino, mocha, and café Americano

•	Teas—Black, green, and herbal teas, and chai, served hot or cold

•	Smoothies and Fruit Beverages—Fruit- and tea-based blended beverages, such as smoothies and blends

•	Bellaccino—Bellaccino blended beverages, made with our proprietary Bellaccino mix, ice and flavors like fresh Tully’s espresso, Ghirardelli chocolate, fruit, and Guayaki yerba mate

•	Ice Cream Shakes—Real hand-made milk shakes featuring fresh espresso

•	Yerba Mate—Yerba mate-based lattes and blended beverages

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

Franchising Development

Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence through smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses. In November 2005 we established an area developer for Idaho, who now operates six stores. In March 2008 we established an area developer for Spokane, Washington. Franchising stores in the domestic market offers the potential for accelerated growth with minimal capital investment from Tully’s. The franchisee is responsible for all of the capital expenditures associated with the store, although we usually support the construction, training and start-up of new franchised stores to ensure consistency with company-operated stores.

Grocery Cafes—Albertsons, Fred Meyer, and Fry’s Food and Drug operate franchised Tully’s cafes in select stores. We believe that grocery cafes complement our wholesale business by supporting the marketing and sales of our whole bean and ground coffees in these grocery stores and benefit our retail business by introducing grocery store customers to our brand and great barista bar beverages.

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

We offer our customers the Tully’s Coffee Card™, a stored-value payment card that serves as a convenient way to purchase our products and as an easy gift item. It is available at all company-operated Tully’s stores and select franchised stores. In Fiscal 2008, we continued to expand the features of the Tully’s Coffee Card to include a loyalty program that provides customer rewards for use of the card, and we enabled online purchase, registration and reloading of cards for customers at www.mytullyscard.com. Business and nonprofit enterprises may purchase Tully’s Coffee Cards in bulk and co-label them for use as incentives or rewards for customers, employees and supporters.

Our Wholesale Business

The wholesale segment sells gourmet whole bean and ground coffees, our Bellaccino bottled beverages and single serve Tully’s K-Cups through the wholesale channel. We sell our products to approximately 4,700 grocery locations, as well as to office coffee services and foodservice channels in the western United States and the Chicago metropolitan area. We also offer many of our products through mail-order and Internet channels.

On September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date.

As all of the criteria of SFAS No. 144 were not met as of the balance sheet date, the Company has not classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will not be reported in discontinued operations. The Company will record the assets and liabilities as held for sale in our first quarter Fiscal 2009 reporting in accordance with the guidance provided in SFAS No. 144, which were met on June 26, 2008. However, the assets and liabilities related to the wholesale business as of March 30, 2008 that were included in the GMCR Agreement amount to $4,725,000 and $66,000, respectively. In addition, certain accounts receivable, current assets and liabilities and short-term credit facilities associated with our wholesale business will be retained and settled by the Company upon closing of the proposed transaction.

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

•

Office coffee services—This segment includes national and regional suppliers of coffee to offices and other workplaces. Our launch of Tully’s K-Cups has introduced us to new office coffee services in the eastern and southern United States.

Wholesale Marketing

Tully’s wholesale business provides opportunities for coffee consumers to experience our coffees outside our coffeehouses and reinforces the Tully’s genuine community coffeehouse experience with our existing customers. Subject to our pending sale of the wholesale business, in the grocery channel, Tully’s provides marketing support through promotional allowances and discounts in support of special price offerings to the grocers’ customers and through cooperative advertising and other marketing funds. We also make use of other marketing approaches, such as direct mail, to support wholesale customers, co-sponsor trade shows and consumer events with our wholesale customers, and provide special displays and in-store demonstrations and sampling. Our franchised grocery cafes also support our in-store promotional displays and merchandising efforts. We offer logo-bearing coffee cups and accessories and point-of-use signage to wholesale customers.

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

We generally turn our inventory of green coffee beans several times annually. Unlike roasted coffee beans, green coffee beans are not highly perishable. We generally carry approximately $700,000 to $1.5 million of green coffee beans in inventory. If Arabica coffee beans from a region become unavailable or prohibitively expensive, we may discontinue particular coffee types and blends or substitute coffee beans from other regions in our blends. We mitigate the risks associated by fluctuations in coffee prices by entering into fixed price commitments for a portion of our unroasted coffee requirements.

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

Employees

As of March 30, 2008, we employed approximately 975 people, with approximately 850 employed in retail stores and regional retail operations. Our wholesale team consists of approximately 15 professionals with significant experience serving the grocery, foodservice and office coffee service channels. Approximately 100 employees work in our administrative, franchisee support, roasting and distribution operations.

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

We believe that training and developing our coffeehouse employees and retail managers is essential to fulfilling our mission of creating the Tully’s genuine community coffeehouse experience for our customers. Delivering superior, personalized customer service reflects the soul of who we are as a company. We have specific in-store and classroom training requirements for all new retail store employees. Our “Tully’s University” training program provides our more experienced employees with advanced training in coffee history and our roasting techniques, beverage preparation, cash handling, cash register and paperwork procedures, sales techniques, and customer service. We also provide advanced training programs for our store and district managers and “train the trainers” programs for our training staff.

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

In the wholesale segment, we compete with both specialty coffee roasters, such as Starbucks and Peet’s, and large foodservices companies, such as Procter & Gamble, which distributes coffee under the Millstone® brand. Smaller local and regional brands also compete in the grocery and foodservice channels. In addition, we compete indirectly against all other coffee brands on the market, which may serve as substitutes for our gourmet whole bean and ground coffee. Tully’s must compete with many gourmet and lower quality coffee roasters and distributors (including those providing branded and private label coffees) for space on grocery shelves and for distribution by wholesale foodservice distributors. In the single serve category, the Tully’s K-Cup competes with other Keurig licensees and other single-cup coffee and tea delivery systems and brands.

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

Trademarks and Other Intellectual Property Rights

Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR entered into the GMCR Agreement Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and service marks used on the products we sell and in connection with the services we provide that have been registered with the United States Patent and Trademark Office, including Tully’s, the Tully’s logo, and Bellaccino. In addition, we have applications pending with the United States Patent and Trademark Office for a number of additional trademarks and service marks we use or intend to use to distinguish our products and services in the marketplace from those of our competitors. We also own registered trademarks and service marks used on the products we sell and in connection with the services we provide in some foreign jurisdictions and have filed additional applications for trademark and service mark protection in various foreign jurisdictions. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.

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

Risks Related to the Asset Sale

Because of the closing conditions in the GMCR Agreement and the possibility that GMCR may terminate the GMCR Agreement in specific instances, we cannot be sure when, or even if, the transaction will be completed.

The closing of the sale of our wholesale business to GMCR is subject to the satisfaction of a number of closing conditions, including, among others, the requirement that we obtain shareholder approval. In addition, GMCR may terminate the agreement if we do not cure breaches, if any, of our representations, warranties and covenants in the GMCR Agreement within 60 days of notice or if the closing does not occur by December 31, 2008. We cannot guarantee that we will be able to meet the closing conditions of the GMCR Agreement. If we are unable to meet the closing conditions, GMCR is not obligated to complete the transaction. We also cannot be sure that other circumstances, for example, a material adverse event, will not arise that would allow GMCR to terminate the GMCR Agreement prior to closing. If the sale is not approved or does not close, our board of directors will be forced to evaluate other alternatives with respect to our wholesale business, which are expected to be less favorable to us than the sale to GMCR.

Failure to complete the sale of our wholesale business to GMCR may seriously affect our liquidity and ability to continue as a going concern.

The board of directors approved the sale of our wholesale business to GMCR in part because we believe that our revenues will not be sufficient over the proximate term to cover our operating expenses. If we do not complete the sale of our wholesale business to GMCR, then we will be required to raise additional financing to repay our indebtedness and to continue funding our operations. There is no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In the absence of such financing, the Company may not able to meet its operating expenses and may be required to continue to scale back or terminate operations and/or seek protection under applicable United States bankruptcy laws.

The proceeds of the sale of our wholesale business to GMCR may be reduced if we are required to indemnify GMCR for damages resulting from our breach of the GMCR Agreement.

The GMCR Agreement requires that we indemnify GMCR for damages resulting from our breach of the GMCR Agreement, if any. In general, until the first anniversary of the closing date, in the event the Company breaches any of its representations, warranties or covenants contained in the GMCR Agreement, we would be required to indemnify and hold GMCR harmless from and against any and all damages it might incur that are caused by the breach up to a maximum of $3.5 million. The survival period and our potential liability for breaches of certain of our representations, warranties or covenants are not subject to these limitations.

Risks Relating to Our Business

We may be unable to continue as a going concern.

We have experienced significant operating losses since inception, had negative cash flows from operations of approximately $13.9 million for the year ended March 30, 2008, and had an accumulated deficit as of March 30, 2008 of approximately $102 million. These matters, as well as others, raise substantial doubts about the Company’s ability to continue as a going concern, unless we are able to complete the transaction with GMCR, obtain additional equity or debt financing or consummate other strategic transactions.

We have a history of losses and expect to incur losses in the future.

We have incurred net losses in every year since inception except for Fiscal 2006, when we reported net income as a result of a $17.0 million gain on the sale of intellectual property assets. Our net loss was $13.9 million for Fiscal 2008, and we had an accumulated deficit of $102.0 million as of March 30, 2008. We expect to report a net loss for Fiscal 2009 and likely will incur losses in future periods. We will need to increase our net sales at a rate greater than our expenses to achieve profitability. For these reasons, we cannot predict whether we will become profitable in future periods.

We require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships. Our $10,000,000 credit facility with Benaroya Capital, which was due on August 31, 2008, is currently subject to a forbearance agreement pursuant to which Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. This facility will need to be replaced or renewed. Our Northrim credit facility is subject to periodic renewal, and would need to be replaced if not renewed in October 2008. If we are unable to complete the sale of our wholesale business to GMCR, we would have to seek additional equity or debt financing or identify and close other strategic transactions to fund our ongoing capital and liquidity needs.

Our credit facilities and notes payable restrict our operating flexibility and ability to raise additional capital. If we were to default under these instruments, the lenders would have a right to seize certain of our assets.

Our Northrim secured credit facility provides this lender with a security interest in our accounts receivable and inventories. Our secured credit facility with Benaroya Capital provide this lender with a security interest in substantially all of our assets, and our agreements with the guarantors of the Benaroya Capital debt limit our ability to incur additional secured debt. These provisions could limit our ability to raise additional capital when needed, and a default by us under these agreements could result in the lenders taking actions that might be detrimental to the interests of our other creditors and shareholders. Pending closure of the Asset Purchase Agreement with GMCR, the balances under both the Benaroya and Northrim facilities will be repaid.

Our failure to compete successfully against current or future competitors could have a material adverse effect on our business, including loss of customers, declining sales and loss of market share.

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

Additionally, our founder and chairman, Tom T. O’Keefe, is involved in a number of community and business endeavors unrelated to our business. If Mr. O’Keefe focuses his time and attention on these other endeavors without also dedicating the necessary time and efforts to our business, or if Mr. O’Keefe is unavailable to us due to death, disability or any other reason, it could have a significant impact on our efforts to achieve our business goals.

We recently had significant turnover to our senior management team, and resulting senior management must work together effectively for us to be successful.

In January 2008, we experienced turnover in our senior management team at the CEO, CFO and senior retail and marketing positions. If our new management team, including any additional senior executives who join us in the future, are unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

If we fail to maintain, develop and protect our brand, our business could suffer.

Our brand may be harmed by factors that are outside of our control. For example, customers who purchase our whole bean or ground coffees may improperly store the coffees or prepare beverages from our coffee incorrectly, in either case potentially affecting the quality of the coffee prepared from our products. If customers do not perceive our products to be of high quality, then the value of our brand may be diminished and our ability to implement our business strategy may be adversely affected.

Our franchisees or TCJ, the owner of our brand in Japan, may fail to operate Tully’s coffeehouses in a manner consistent with our standards and requirements. We have no control over TCJ’s use of our brand within Japan. Although our franchise agreements regulate franchisee behavior to some extent, enforcing remedies under franchise agreements typically requires litigation, and our image and reputation may suffer even if such litigation is successfully concluded. If any of our franchisees acts in a manner inconsistent with our beliefs or preference, it could damage the value of our brand in that franchisee’s territory, and such damage could spread to other territories.

Our success also depends in part on our continued ability to use our existing trademarks and trade dress in order to increase brand awareness and further develop our brand in both domestic and foreign markets. If our efforts to protect our intellectual property rights are not adequate, or if any third party misappropriates or infringes them, the value of our brand may be harmed. We may become engaged in litigation to protect our intellectual property, which could result in substantial costs to us as well as the diversion of management’s attention. Failure to succeed in any such litigation could deprive us of our using our trademarks and trade dress, or require us to pay significant licensing fees for such use.

Our franchisees, and the laws that govern the franchise relationship, could hinder our ability to grow.

We rely on our franchisees to develop territories in which we choose not to open company-operated stores. We rely on their local knowledge to successfully address the needs of their territories. If a franchisee is unable to address these needs, we may be unable to sustain our presence in new regions. Additionally, at the end of Fiscal 2008, we had one area developer and three multi-unit grocery relationships that collectively accounted for 45 of our 58 franchised stores. The loss of even one of these relationships would have a relatively significant adverse impact on our current franchise business.

Many of our franchise agreements grant exclusive rights to certain territories that last for multiple years. These rights not only prevent other franchisees from operating in the franchised territory, but also could prevent us from opening company-operated stores in the territory, although we do reserve rights to develop wholesale opportunities, in our franchise territories. If a franchisee is slow or fails to open new stores in its territory, we or another franchisee could be prevented or delayed from opening stores in that same territory. If such an event occurs, our ability to implement our business strategy may be adversely affected.

We are subject to federal regulation and state laws that govern the offer and sale of franchises and the franchisor-franchisee relationship. The failure to obtain or retain required licenses or registration approvals to sell franchises could delay or preclude franchise sales and otherwise adversely affect our business, financial condition and results of operations. Additionally, any franchise law violations may give existing and future franchisees a basis to bring claims against us, which could result in rescission of the franchise agreement, damages or other relief. Assertion of such claims against us could adversely affect our business, financial condition, and results of operations.

Because of the material changes in management of the company in early 2008, timing of annual audits, and franchise regulations have been delayed.

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

In Fiscal 2008 two coffee brokers and one foodservice product distributor provided, in the aggregate, approximately 35% of our product purchases. In addition, our ice cream, Bellaccino blended drink base, and our Bellaccino bottled beverages are produced by third parties to our proprietary specifications. If one or more of our suppliers is unable to provide high-quality products to meet our requirements, or if our supplier relationships are otherwise interrupted, we may experience disruptions in product availability while establishing replacement supplies and our results of operations could suffer.

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

Our wholesale operations include sales to grocery stores, which for Fiscal 2008, accounted for approximately 16% of our net sales. The success of our wholesale business is largely dependent on our continuing development of strong relationships with major retail chains. In Fiscal 2008, approximately 78% of our grocery sales resulted from relationships with four major retailers. The loss of our relationship with any of these retailers could have a significant impact on our wholesale revenues. In addition, we may be unable to secure adequate shelf space in new markets or any shelf space at all, until we develop relationships with the retailers that operate in such markets. Consequently, growth opportunities for our wholesale division may be limited and our revenues adversely affected if we are unable to successfully establish relationships with other retailers in new or current markets.

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

Our product offerings are discretionary items in our customers’ budgets. Adverse economic trends may cause consumers to reduce their discretionary spending, which could have an adverse impact on our revenues. We are particularly susceptible to economic downturns in our principal geographic markets. Given our geographic concentration in the Seattle and San Francisco markets, an economic downturn in those regions could have a material adverse effect on our business and operations throughout the region, as could other regional economic disruptions.

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

Each retail location and our roasting facility are and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other authorities that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

We have incurred and will continue to incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of our internal control over financial reporting under Section 404(a) and for our registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we are first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending March 30, 2008. We are currently required to have our auditor attest to management’s assessment beginning for our fiscal year ending March 29, 2009.

Our ability to use our net operating loss carryforwards may be subject to limitation.

An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation on the usability of, or a potential loss of some or all of, our net operating loss carryforwards or NOL’s.

Because the regulations governing NOL’s are highly complex and may be changed from time to time, and because our attempts to prevent an ownership change from occurring may not be successful, the NOL’s could be limited or lost. To the extent the NOL’s become unavailable to us; our future taxable income and that of any consolidated affiliate will be subject to federal income taxation, thus reducing funds otherwise available for corporate purposes.

Risks Relating to Our Industry

Fluctuations in the availability and cost of the products used by our stores or roasting facility may affect our results of operations.

Our future success depends to a large extent upon the availability of high-quality green Arabica coffee beans at reasonable prices. The cost of our coffee beans is subject to a range of factors, many of which are beyond our control. Coffee prices generally increased for the 2008 season. There has been increasing demand for Arabica coffee beans that could put additional upward pressure on prices or limit the quantities available to us. Natural events, civil unrest and labor issues or shipping disruptions could interrupt the supply of these premium beans or affect the cost. Green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations that have attempted to influence commodity prices of green coffee beans.

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

We face significant competition in recruiting qualified employees and managers for our retail stores. A shortage in the labor pool, an increase in the costs of employee benefits or other general inflationary pressures could also increase labor costs. In addition, changes in labor laws or reclassifications of our employees from management to hourly employees could affect our labor cost. An increase in labor costs could have a material adverse effect on our results of operations and cash flows if we are unable to recover these increases by raising the prices we charge our customers.

Many companies in our industry face various lawsuits filed by hourly, nonexempt employees alleging various violations of wage and hour employment laws, including without limitation, overtime pay, missed meal and rest periods, and tip sharing. We are currently facing a lawsuit in California filed by a former store employee alleging that Tully’s failed to provide adequate meal and rest periods for its employees. The plaintiff is seeking class action certification on behalf of all hourly employees in Tully’s California stores. The details of this particular lawsuit are more fully described in “Legal Proceedings.”

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

As of March 30, 2008, we had approximately 5,000 owners of record of our common stock. Notwithstanding this large number of shareholders, as of March 30, 2008, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 20.2% of our common stock, and the estate of Mr. Keith McCaw beneficially owned approximately 5.1% of our common stock. The ownership position of Mr. O’Keefe and the estate of Mr. McCaw gives each of these shareholders individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale of Tully’s. The voting power held by Mr. O’Keefe and by the estate of Mr. McCaw could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

As of March 30, 2008, Tully’s operated ninety-three retail stores in the United States, all of which are located on property leased by or otherwise provided to us. Seventy-one of these stores are located in Washington, twenty-one are in California, and one is in Idaho. We lease approximately 80,000 feet of office and warehouse space in Seattle, Washington, to house our headquarters, roasting plant and distribution facilities pursuant to a ten-year lease expiring May 2010 and subject to two five-year options to renew.

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

Since the license agreement was executed in April 2001, UCC had opened one Tully’s store, which it closed in 2004. UCC had not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and on November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (namely, the Asian trademarks and the right to use Tully’s intellectual properties in the territories).

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle that lawsuit. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008.

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly owned subsidiary of Tully’s, to UCC. The promissory note bears interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Payments under the note may accelerate under certain circumstances and TCAP is generally required to pay two dollars of principal under the note for each dollar that TCAP distributes to Tully’s. Tully’s has issued a limited guaranty for TCAP’s obligations under the note, which is generally secured by the assets of Tully’s and TCAP related to the Licensed Territories, including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but is non-recourse as to Tully’s other assets.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of March 30, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of Fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of March 30, 2008 there were approximately 5,000 holders of record of Tully’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of March 30, 2008)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	227,587	$5.29	—
2004 Option Plan	224,353	$11.29	88,147
Equity compensation plans not approved by security holders*	207,784	$0.08	—

Total	659,724	$5.70	88,147

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 525,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of March 30, 2008, options for 227,587 shares were outstanding under the 1994 Option Plan and options for 161,234 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

On September 23, 2004, the board of directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan in December 2004. As of March 30, 2008, options to purchase 224,353 common shares were outstanding under the 2004 Stock Option Plan.

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

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2008.

Warrants to Creditor—We issued warrants to purchase an aggregate of 72,191 shares of common stock with an exercise price of $2.64 per share to Benaroya Capital as additional consideration for the Benaroya Note guaranteeing the indebtedness under our credit facilities. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Warrants to Guarantors—We issued warrants to purchase an aggregate of 21,000 shares of common stock with an exercise price of $2.64 per share to shareholders for guaranteeing the indebtedness under our Benaroya credit facility. The offer and sale of these securities were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as offers and sales not involving a public offering.

Stock Issued upon Exercise of Warrants— In Fiscal 2008, we issued 258,278 shares of common stock to 189 warrant holders for aggregate consideration of $394,170. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

Conversion of Series A Preferred Shares—In Fiscal 2008, 213 holders of our Series A preferred shares converted 2,628,778 of their Series A preferred shares into an aggregate of 371,491 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a) (9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares—In Fiscal 2008, 112 holders of our Series B preferred shares converted 1,307,360 of their Series B preferred shares into an aggregate of 163,416 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a) (9) under the Securities Act, as amended.

Stock Issued upon Settlement of a Claim—In October 2007, we issued 11,719 shares of our common stock, with an agreed value of $12.00 per share, to 64 members of a settlement class that filed an employment related lawsuit against us in February 2004. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for our company. The selected financial information set forth below under the captions “Results of Operations Data” for Fiscal 2008, Fiscal 2007, and Fiscal 2006, and the selected consolidated balance sheet data as of March 30, 2008 and April 1, 2007, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information set forth below under the captions “Results of Operations Data” for Fiscal 2005 and 2004 and the selected consolidated balance sheet data as of April 2, 2006, April 3, 2005, and March 28, 2004, have been derived from our audited financial statements that are not included in this report.

The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Fiscal Years(1)
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in thousands, except per share data)
Results of Operations Data(1, 3)
Net Sales
Retail	$42,897	$39,334	$38,194	$40,102	$40,617
Wholesale	28,132	20,901	13,187	9,516	6,522
Specialty	(1,952)	1,647	6,864	4,362	3,629
Total	69,077	61,882	58,245	53,980	50,768
Operating loss	(11,578)	(9,486)	(1,313)	(3,695)	(1,846)
Net income (loss)	$(13,909)	$(9,754)	$15,423	$(4,625)	$(2,595)
Net Income (loss) per share:
Basic	$(4.77)	$(4.27)	$6.97	$(2.21)	$(1.26)
Diluted	$(4.77)	$(4.27)	$2.42	$(2.21)	$(1.26)

Shares used in calculation of net income (loss) per share (thousands):
Basic	2,917	2,283	2,212	2,095	2,056
Diluted	2,917	2,283	6,434	2,095	2,056

Balance Sheet Data
Total assets	$18,918	$17,350	$21,527	$17,930	$20,017
Long-term obligations (including current portion)(2)	15,727	5,297	3,402	6,883	6,446
Stockholders’ equity (deficit)	$(13,424)	$(4,109)	$5,127	$(10,689)	$(6,671)

Other Data (unaudited)
Earnings (loss) before interest, taxes, depreciation and amortization(3)	$(8,785)	$(6,110)	$19,676	$2	$1,830
Adjusted EBITDA(3)	$(2,924)	$(5,039)	$(3,098)	$(720)	$484
Comparable Store Sales Increase (Decrease)	5.0%	3.9%	(1.9)%	(2.0)%	3.0%
Retail Store Count at Period End:
Company-operated by Tully’s	93	90	88	92	94
Franchisee-operated (U.S.)	58	38	23	5	1

Total retail store count	151	128	111	97	95

International licensee stores(4)	—	—	—	245	174

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks, except for Fiscal 2005 which had 53 weeks. The 53rd week accounted for $955,000 in net sales in Fiscal 2005.

(2)	Long-term obligations (including current portion) at the end of each period shown are summarized as follows:

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in thousands)
Credit facility, current portion of long-term debt and UCC obligation and capital lease obligations	$12,935	$4,270	$2,209	$2,078	$1,145
Long-term debt, net of current portion	10	19	28	600	2,167
Capital lease obligations, net of current portion	30	53	72	112	203
Long-term UCC note payable, net of current portion	2,310	—	—	—	—
Other liabilities	442	955	1,093	1,093	—
Convertible promissory note, net of discount	—	—	—	3,000	2,931

Long-term obligations (including current portion)	$15,727	$5,297	$3,402	$6,883	$6,446

(3)	Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a financial measure we use to evaluate our operating performance, excluding the effects of financing costs, income taxes, and non-cash depreciation and amortization. Adjusted EBITDA further adjusts for the effects of certain unusual items and to exclude revenues associated with our terminated relationship with TCJ. See “Management’s Discussion and Analysis—Key Performance Measures and Definitions” for additional information regarding the nature and use of EBITDA and Adjusted EBITDA. See the table in “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to our reported amounts of net income (loss). See “Management’s Discussion and Analysis—Non-GAAP Financial Measures” for a discussion of some of the limitations of EBITDA and Adjusted EBITDA as analytical tools.

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net income (loss):

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(dollars in thousands)
Net income (loss)	$(13,909)	$(9,754)	$15,423	$(4,625)	$(2,595)
Add back amounts for computation of EBITDA:
Interest income, interest expense, and loan guarantee fees	2,358	287	385	924	760
Income taxes	2	17	339	52	43
Depreciation and amortization	2,764	3,340	3,529	3,651	3,622

EBITDA	(8,785)	(6,110)	19,676	2	1,830

Add back (deduct) amounts for computation of Adjusted EBITDA:
Gain on sale of Japan Rights	—	—	(17,392)	—	—
Accelerated recognition of deferred license revenue from TCJ	—	—	(4,405)	—	—
Recognition of deferred license revenue from TCJ	—	—	(166)	(647)	(647)
TCJ license fees and royalties	—	—	(811)	(2,234)	(1,240)
Evaluation of TCJ business integration opportunity	—	—	—	129	541
Litigation costs	883	799	—	—	—
Settlement of litigation	—	72	—	1,628	—
Reversal of recognized deferred license revenue	3,469	—	—	—	—
Severance costs	76	200	—	402	—
Recognition of deferred offering costs	1,433	—	—	—	—

Adjusted EBITDA	$(2,924)	$(5,039)	$(3,098)	$(720)	$484

(4)	As the result of the Japan Rights Sale, the Tully’s stores operated and franchised by TCJ in Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and TCJ have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006, together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

•

Specialty. Our specialty division oversees the franchising of Tully’s Coffee retail stores and manages our international joint venture, foreign licensing, and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to foreign customers.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, and through cash provided under our international licensing relationships.

Our $10,000,000 credit facility with Benaroya Capital, due on August 31, 2008, will need to be replaced or renewed. Our Northrim credit facility is subject to periodic renewal, and would need to be replaced if not renewed in October 2008. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital entered into the Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business would be used to fully repay the outstanding balance of on the Benaroya facility and the Northrim credit.

Subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, entered into an Asset Purchase Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

Our Company History

Since our founding in 1992, our objective has been to make our gourmet coffees and genuine community coffeehouse experience the first choice for consumers in our markets. To achieve this goal, we have made significant investments in marketing and building our brand and have concentrated on opening company-operated retail stores and developing our wholesale and specialty business. We have filed reports under the Securities Exchange Act of 1934 since 1999.

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

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, entered into an Asset Purchase Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date. Expected proceeds from the sale of the wholesale business would be used to fully repay the outstanding balance of on the Benaroya facility and the Northrim credit lines.

Growth Trends in Our Business

Retail Division.

Tully’s has ninety-three company-operated retail stores and fifty-eight franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana and Utah. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations, store facilities and merchandising strategies. The ongoing goal of our retail division initiatives is to increase retail store average unit volume, increase comparable store sales and improve new store unit economics. We are simultaneously targeting operational improvements to enhance our retail margins and profitability. All of these initiatives are designed to collectively improve our sales and profitability.

The initiatives discussed above have catalyzed significant improvements to our retail operations, which we believe contributed to seven consecutive quarters of comparable store sale increases: 4.1%, 7.0% and 7.1% in the last three fiscal quarters of Fiscal 2007 and 9.5%, 7.6%, 8.8% and 2.1% for the four quarters of Fiscal 2008.

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

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores and manages our international joint venture, foreign licensing, and business development activities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At March 30, 2008 there were fifty-eight U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Revenue Trends

We produce revenues in the U.S. from our retail, wholesale and U.S. specialty operations. For the past fourteen consecutive fiscal quarters, our total U.S. net sales have increased as compared to the same quarter in the previous fiscal period. Our quarterly U.S. sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2006	$12,665	$12,746	$13,863	$12,137
Fiscal 2007	13,647	16,143	15,689	14,957
Fiscal 2008	16,271	17,806	19,265	17,921

Our quarterly U.S. net sales increases as compared to the same quarter in the previous fiscal year are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	6.1%	4.0%	8.3%	3.7%
Fiscal 2007	7.8%	26.7%	13.2%	23.2%
Fiscal 2008	19.2%	10.3%	22.8%	19.8%

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, the Japan Rights Sale in Fiscal 2006 and culminating in repossession of the licensing rights in conjunction with our UCC settlement in the fourth quarter of 2008 as described in Note 12. Our quarterly international (foreign) sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2006	$1,081	$5,028	(a)	$365	$360
Fiscal 2007	360	366		360	360
Fiscal 2008	519	404		360	(3,469	)(b)

(a)	Includes $4,405,000 from the accelerated recognition of deferred license revenues due to the Japan Rights Sale.
(b)	Includes the ($3,469,000) net effect from the reversal of previously recognized deferred license revenue in relation to the repossession of the licensing right with our UCC settlement in the fourth quarter of 2008 as described in Note 12.

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

Wholesale Cost Trends. Wholesale cost of goods sold is generally higher as a percentage of revenue than retail cost of goods sold. Wholesale cost of goods sold is greatly affected by the cost of roasted coffee, which includes the cost of green coffee, packaging and production costs. Costs such as wholesale sales commissions and freight charges generally depend on related wholesale sales volumes. Other wholesale costs, such as salaries, are largely fixed in relation to sales growth, but increase as additional personnel are hired. Our recently introduced products, such as Bellaccino and K-Cups, generally have a higher cost of goods sold than traditional coffee products. We analyze these costs as a percentage of wholesale sales.

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base. We also incur legal and compliance costs in connection with our franchising operations both domestically and internationally. We believe franchising costs may decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We are currently targeting a long-term reduction in marketing expenses.

Our general and administrative costs are less discretionary than our marketing costs. While we still seek to grow our business, we have determined that we can scale back our development and support spending until such time as we may significantly accelerate our growth of new company-operated stores. In the third and fourth quarters of Fiscal 2008, we reduced our administrative staff by several positions and implemented other cost savings initiatives.

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

We use this information for internal managerial purposes and as a means to evaluate period-to-period comparisons. These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. This information reflects an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with all other companies’ non-GAAP financial measures having the same or similar names. The non-GAAP financial measures we use are not prepared in accordance with and should not be considered an alternative to, measurements required by GAAP, such as sales, operating income, net income and income per share, and should not be considered measures of our liquidity. For information about our financial results as reported in accordance with GAAP, please see our Condensed Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net income (loss):

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Net income (loss)	$(13,909)	$(9,754)	$15,423
Add back amounts for computation of EBITDA:
Interest income, interest expense, and loan guarantee fees	2,358	287	385
Income taxes	2	17	339
Depreciation and amortization	2,764	3,340	3,529
Earnings (loss) before interest, taxes, depreciation and amortization	(8,785)	(6,110)	19,676
Add back (deduct) amounts for computation of Adjusted EBITDA:
Gain on Japan Rights Sale(1)	—	—	(17,392)
Accelerated recognition of deferred license revenue from TCJ(2)	—	—	(4,405)
Recognition of deferred license revenue from TCJ(2)	—	—	(166)
TCJ license fees and royalties(2)	—	—	(811)
Litigation costs(3)	883	799	—
Reversal of recognized deferred license revenue(4)	3,469	—	—
Settlement of litigation(5)	—	72	—
Recognition of deferred offering costs(6)	1,433	—	—
Severance costs	76	200	—

Adjusted EBITDA	$(2,924)	$(5,039)	$(3,098)

(1)	As the result of the Japan Rights Sale, we recognized a gain of $17,392,000 and recognized $4,405,000 of deferred license revenue, as described in Note 12 of the Notes to the Consolidated Financial Statements.
(2)	After the Japan Rights Sale, we no longer receive license fee and royalty income from Tully’s Coffee Japan. As a result of the Japan Rights Sale, we recognized $4,405,000 of the deferred license revenue on an accelerated basis, as described in Note 12 of the Notes to the Consolidated Financial Statements, and no longer recognize amortization of deferred license revenue related to TCJ.
(3)	During Fiscal 2007 and 2008, we recorded the estimated costs related to litigation with UCC for $799,000 and $736,000 respectively as described in Note 12 of the Notes to the Consolidated Financial Statements. During Fiscal 2008 we also accrued for estimated legal fees for the defense of employee claims in California for $147,000, as described in Note 16 of the Notes to the Consolidated Financial Statements.
(4)	During Fiscal 2008, with the settlement with UCC and the resulting repossession of the licensed territory, we reversed previously recognized deferred license revenue of $3,469,000 as described in Note 12.
(5)	In Fiscal 2005 we entered into a settlement agreement related to class action litigation, which was given final approval by the court in Fiscal 2007, as described in Note 16 of the Notes to the Consolidated Financial Statements.
(6)	In Fiscal 2008 we recognized $1,433,000 of deferred offering costs in relation to expenses incurred during our proposed public offering.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	90	88	92
New stores	5	6	2
Closed stores	(2)	(4)	(6)

End of the period	93	90	88

Franchisee-operated stores
Stores at beginning of the period	38	23	5
New stores	21	15	18
Closed stores	(1)	—	—

End of the period	58	38	23

Total company-operated and franchised stores
Stores at beginning of the period	128	111	97
New stores	26	21	20
Closed stores	(3)	(4)	(6)

End of the period	151	128	111

STORE LOCATIONS BY STATE (end of period):
Washington	93	80	72
California	26	26	26
Arizona	13	13	6
Idaho	10	6	3
Oregon	3	3	4
Montana	4	—	—
Utah	2	—	—

TOTAL	151	128	111

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

Results of Operations

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Net Sales
Retail store sales	$42,897	$39,334	$38,194
Wholesale sales	28,132	20,901	13,187
Specialty sales of products	203	6	11

Total sales of products	71,232	60,241	51,392
Licenses, royalties, and fees	234	201	842
Specialty—Recognition of deferred revenue	(2,389)	1,440	6,011

Total net sales	$69,077	$61,882	$58,245

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$15,697	$14,293	$13,456
Retail occupancy expenses	5,323	5,217	5,236
Wholesale	19,858	14,546	8,398
Specialty	214	5	7

Total	$41,092	$34,061	$27,097

Operating Expenses
Store operating expenses	$19,474	$17,911	$17,095
Other operating expenses:
Wholesale operating expenses	4,158	4,067	3,039
Specialty—U.S. franchising expenses	506	419	355
Specialty—international division expenses	1,046	933	144

Total other operating expenses	$5,710	$5,419	$3,538

Wholesale shipping expenses	$1,161	$828	$489
Marketing, general and administrative expenses	$10,435	$9,641	$7,355

Other Data
EBITDA	$(8,785)	$(6,110)	$19,676

Adjusted EBITDA	$(2,924)	$(5,039)	$(3,098)

For additional information about our operating divisions, see Note 21 of the Notes to the Consolidated Financial Statements.

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	62.1%	63.6%	70.9	%(a)
Wholesale sales	40.7%	33.8%	24.5	%(a)
Specialty—international product sales	0.3%	0.0%	0.0	%(a)

Total sales of products	103.1%	97.4%	95.5	%(a)
Specialty—Licenses, royalties and fees	0.3%	0.3%	1.5	%(a)
Specialty—Recognition of deferred revenue	(3.4)%	2.3%	3.0	%(a)

Total net sales	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.6%	36.3%	35.2%
Retail occupancy expenses	12.4%	13.3%	13.7%
Store operating expenses	45.4%	45.5%	44.8%

Wholesale Metrics
Amounts as Percent of wholesale sales
Wholesale cost of goods sold	70.6%	69.6%	63.7%
Wholesale operating expenses	14.8%	19.5%	23.0%
Wholesale shipping expenses	4.1%	4.0%	3.7%
Percentage Increase in Wholesale Sales vs. Previous Period	34.6%	58.5%	45.4	%(b)
Marketing, general and administrative expenses as percent of Total Net Sales	15.1%	15.6%	13.7	%(c)

Notes:

(a)	Percentages for Fiscal 2006 are pro forma amounts, to exclude the effects from the accelerated recognition of $4,405,000 of deferred license revenues due to the Japan Rights Sale. Including this amount, the percentages for Fiscal 2006 would be Retail store sales—65.6%, Wholesale sales—22.6% and Specialty—11.8%.
(b)	Amount excludes the estimated effects of the 53rd week in Fiscal 2005.
(c)	Percentages exclude the effects from the accelerated recognition of $4,405,000 of deferred license revenues due to the Japan Rights Sale. Including this amount, the percentage would be 12.6% for Fiscal 2006.

Fiscal 2008 Compared To Fiscal 2007

Net Sales

Total net sales increased $7,195,000 or 11.6% to $69,077,000 for Fiscal 2008, as compared to $61,882,000 for Fiscal 2007. Sales of products increased $10,991,000 or 18.2% to $71,232,000 for Fiscal 2008, as compared to $60,241,000 for Fiscal 2007. Sales of products increased $7,231,000 for the wholesale division, $197,000 for the specialty division and sales from company-operated retail stores increased $3,563,000. Licenses, royalties and fees increased $33,000 or 16.4% to $234,000 as compared to $201,000 for Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Fiscal 2008 compared to Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$3,563
Wholesale	7,231
Specialty	(3,599)

Total company	$7,195

The retail sales increase represented a 9.1% increase compared to Fiscal 2007. For Fiscal 2008 comparable retail store sales grew 5.0%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Fiscal 2008 compared to Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,824
Sales increase from new stores	2,820
Sales decrease from stores closed during Fiscal 2007 and Fiscal 2008	(1,081)

Total retail division	$3,563

Wholesale net sales increased $7,231,000, or 34.6%, to $28,132,000 for 2008 from $20,901,000 for Fiscal 2007. The increase reflects a $4,430,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products). This increase also reflects a $2,407,000 sales increase in the grocery channel and franchise customer channel (reflecting the additional sales of product to our franchisee locations).

Net sales for the specialty division decreased by $3,599,000 to $(1,952,000) for Fiscal 2008 as compared to Fiscal 2007, reflecting the ($3,469,000) net effect from the reversal of previously recognized deferred revenue in relation to the repossession of the licensing right with our UCC settlement in the fourth quarter of Fiscal 2008 as described in Note 12 of the Notes to the Consolidated Financial Statements.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $7,031,000, or 20.6%, to $41,092,000 for Fiscal 2008 as compared to Fiscal 2007. Cost of goods sold and related occupancy costs increased to 59.5% of total sales of products for Fiscal 2008, compared to 56.5% for the corresponding period last year. The increase was primarily due to faster growth of our wholesale sales, which have a higher product cost as a percentage of sales compared to our retail and specialty sales. Retail cost of goods sold increased from 36.3% in Fiscal 2007 to 36.6% in Fiscal 2008, reflecting increased costs for products sold and product mix. Retail occupancy cost of goods sold decreased from 13.3% in Fiscal 2007 to 12.4% in Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008 and opening of stores with lower relative occupancy costs. Wholesale cost of goods sold increased from 69.6% of wholesale sales in Fiscal 2007 to 70.6 % in Fiscal 2008 due to a higher percentage of wholesale sales coming from K-Cups (which have a lower margin than most wholesale products) and higher product costs.

Store operating expenses increased $1,563,000, or 8.7%, to $19,474,000 in Fiscal 2008 from $17,911,000 in Fiscal 2007 as the result of general cost increases and the costs associated with programs to improve retail store service levels, including increases in store staffing and staff compensation. As a percentage of retail sales, store operating expenses decreased to 45.4% for Fiscal 2008 compared to 45.5% for Fiscal 2007.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $291,000 or 5.4% to $5,710,000 during Fiscal 2008 from $5,419,000 in Fiscal 2007. The increase reflects $69,000 of additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs decreased $639,000 or 6.6%, to $9,002,000 during Fiscal 2008 from $9,641,000 in Fiscal 2007. This decrease was primarily due to a $107,000 reduction in stock option expense as well as a $139,000 decrease in marketing costs in Fiscal 2008.

Depreciation and amortization expense decreased $576,000, or 17.2%, to $2,764,000 for Fiscal 2008 from $3,340,000 for Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

We recognized $1,433,000 of costs relating to our proposed and terminated underwritten stock offering for Fiscal 2008. We incurred no such expenses in the corresponding period of Fiscal 2007.

Other Income (Expense)

Interest expense increased $1,793,000 or 522.7% to $2,136,000 for Fiscal 2008 as compared to $343,000 for Fiscal 2007, primarily as the result of interest expense associated with the Benaroya Note (see Note 11 of the Notes to the Consolidated Financial Statements). Loan Guaranty expense increased to $222,000 for Fiscal 2008 as compared to no such expenses in Fiscal 2007, reflecting the fees paid to a guarantor of the Benaroya Note.

Income Taxes

Income taxes decreased $15,000 from $17,000 for Fiscal 2007 to $2,000 for Fiscal 2008, reflecting a reduction in payments to local and state authorities.

At March 30, 2008, we had federal and state net operating loss carryforwards of approximately $52.0 million and $15.8 million, respectively. The federal net operating loss carryfowards expire between 2021 and 2028 and the state net operating losses expire between 2009 and 2028. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Net Loss

As a result of the factors described above, we had a net loss of $13,909,000 for Fiscal 2008 as compared to the net loss of $9,754,000 for Fiscal 2007, an increased net loss of $4,155,000 or 42.6%.

EBITDA

As a result of the factors described above, we had negative EBITDA of $8,785,000 for Fiscal 2008 as compared to negative EBITDA of $6,110,000 during Fiscal 2007, an increased negative EBITDA of $2,675,000 or 43.8%.

Adjusted EBITDA

As a result of the factors described above, we had negative Adjusted EBITDA of $2,924,000 for Fiscal 2008 as compared to negative Adjusted EBITDA of $5,039,000 during Fiscal 2007, an improvement of $2,115,000 or 42.0%.

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

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $1,881,000 or 53.2% to $5,419,000 during Fiscal 2007 from $3,538,000 in Fiscal 2006. The increase reflects $1,028,000 of increased expenses incurred in connection with the expansion of our wholesale business, and $799,000 of legal fees and costs related to the UCC litigation (see Note 12 of the Notes to the Consolidated Financial Statements), as well as $64,000 additional costs associated with the opening and development of new U.S. franchised stores.

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

Other Income (Expense)

During Fiscal 2006, Tully’s recognized a gain of $17,392,000 on the Japan Rights Sale (see Note 12 of the Notes to the Consolidated Financial Statements), which did not recur in Fiscal 2007.

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

At April 1, 2007, we had tax net operating loss carryforwards of approximately $37,000,000 that expire between 2013 and 2027. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

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

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statements of cash flows data:

	Fiscal Years
	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(13,909)	$(9,754)	$15,423
Gain on Japan Rights Sale	—	—	(17,392)
Franchise revenue repossession and refund provision	5,295	—	—
Adjustments for depreciation and other non-cash operating statement amounts	971	2,526	(1,929)

Net loss adjusted for non-cash operating statement amounts	(7,643)	(7,228)	(3,898)
Deferred revenue cash received	—	(25)	25
Cash provided (used) for other changes in assets and liabilities	1,138	3,346	(3,208)

Net cash used in operating activities	(6,505)	(3,907)	(7,081)
Net cash proceeds from Japan Rights Sale	—	—	17,392
Purchases of property and equipment	(2,309)	(1,763)	(2,369)
Net borrowings (repayments) of debt and capital leases	7,261	1,624	(4,004)
Repayment on UCC note payable	(2,000)	—	—
Minority interest in joint venture	3,000	—	—
Other	394	95	6

Net increase (decrease) in cash and cash equivalents	$(159)	$(3,951)	$3,944

Overall, our operating activities, investing activities, and financing activities used $159,000 of cash during Fiscal 2008 as compared to $3,951,000 of cash used during Fiscal 2007 and $3,944,000 cash provided in Fiscal 2006.

In Fiscal 2006, we sold to our Japanese licensee the right to use our trademarks and other intellectual property assets and rights in connection with the operation of the Tully’s business in Japan. We received $17.5 million in cash proceeds in this transaction. We used these proceeds to improve our liquidity without shareholder dilution, reduce our debt, and for the development of our domestic retail and wholesale businesses.

Cash used in operating activities for Fiscal 2008 was $6,505,000, a change of $2,598,000 compared to Fiscal 2007 when operating activities used cash of $3,907,000. This related primarily to a $4,155,000 increase in net loss in Fiscal 2008 compared to Fiscal 2007 due to the net effect of reversing previously recognized deferred revenue, offset by a $5,295,000 noncash benefit of the UCC Note Payable.

Investing activities used cash of $2,303,000 in Fiscal 2008, which included $2,309,000 of capital expenditures relating to opening five new company-operated stores and purchasing equipment for our wholesale division.

Financing activities provided cash of $8,649,000 in Fiscal 2008, provided cash of $1,751,000 in Fiscal 2007, and used cash of $3,998,000 in Fiscal 2006. In each year, the primary financing activity was borrowing and repayment of debt and capital leases. In Fiscal 2008, Tully’s made a $2,000,000 payment on the note payable related to the settlement of the UCC litigation as discussed in Note 12. Also, in Fiscal 2008, Tully’s entered into a joint venture which provided $3,000,000 of cash related to the minority interest as discussed in Note 13 of the Consolidated Financial Statements.

Contractual Commitments

We did not have any off-balance sheet arrangements as of March 30, 2008. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of March 30, 2008:

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Northrim facility(1)	$4,650	$4,650	$—	$—	$—
Benaroya credit facility(1)	7,482	7,482	—	—	—
UCC Note Payable	4,000	1,000	3,000	—	—
Other debt	173	163	10	—	—
Capital leases	53	23	30	—	—
Store operating leases	13,199	4,535	6,955	661	1,048
Green coffee purchases(2)	3,622	3,622	—	—	—
Executive severance(3)	20	20	—	—	—

	$33,199	$21,495	$9,995	$661	$1,048

(1)	The Northrim facility and Benaroya credit facility expires on October 2008 and August 2008, respectively, but may become due sooner in some circumstances. See Note 11 and 23 of the Notes to the Consolidated Financial Statements. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into the Forbearance Agreement, pursuant to which Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business will be used to fully repay the Northrim and Benaroya facilities.
(2)	As of March 30, 2008, we had approximately $3,622,000 of coffee purchase contracts with fixed-price coffee purchase commitments. Since March 30, 2008, we have entered into additional coffee purchase contracts.
(3)	Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the aggregate contingent obligation for severance to these individuals was approximately $208,000. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event that there is a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the aggregate contingent obligation for severance to these individuals for the change in control provision was approximately $394,000. Accrued liabilities at March 30, 2008 include accrued severance costs related to our former executives in the amount of $20,000.

Liquidity and Capital Resources

As of March 30, 2008 we had cash and cash equivalents of $1,271,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $11,721,000 as of March 30, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at March 30, 2008 (see Note 11 of the Notes to the Consolidated Financial Statements), we had current trade liabilities of $17,020,000 as compared to current assets of $11,309,000 at March 30, 2008. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings, the proceeds from the sale of our Japanese intellectual property rights in August 2005, and the proceeds from our limited partnership agreement that established a new joint venture called TCAP in January, 2008.

In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement on Form S-1 (File No. 333-142438), for this proposed stock offering. On February 7, 2008, we withdrew the registration statement on Form S-1 due to unfavorable market conditions.

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, Subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Closing of the proposed asset sale is subject to certain conditions, including approval by Tully’s shareholders.

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.2% of our outstanding common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

The transaction is expected to close before the end of the calendar year. Tully’s expects to file a preliminary proxy statement with regard to the GMCR Agreement in the next 30 days, which will include, among other things, information regarding the background of the board’s decision to enter into the GMCR Agreement.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the APA, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs.

As all of the criteria of SFAS No. 144 were not met as of the balance sheet date, the Company has not classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will not be reported in discontinued operations. The Company will record the assets and liabilities as held for sale in our first quarter Fiscal 2009 reporting in accordance with the guidance provided in SFAS No. 144, which were met on June 26, 2008. However, the assets and liabilities related to the wholesale business as of March 30, 2008 that were included in the GMCR Agreement amount to $4,725,000 and $66,000, respectively. In addition, certain accounts receivable, current assets and liabilities and short-term credit facilities associated with our wholesale business will be retained and settled by the Company upon closing of the proposed transaction.

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

The Benaroya credit facility ($7,071,000 in principal amount outstanding at March 30, 2008, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya facility upon successful closing.

Our Northrim credit line ($4,650,000 in principal amount outstanding at March 30, 2008) is generally subject to annual renewals. The Benaroya and Northrim facilities mature August 31, 2008 and October 31, 2008, respectively, and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them. Pending closure of the Asset Purchase Agreement with GMCR, the balances under both the Benaroya and Northrim facilities will be repaid.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores and equipment and accounts receivable related to new wholesale business. Some of these capital expenditures may be accomplished through operating or capital leases.

If the recently entered GMCR Agreement is not successfully completed and additional financing is not found, we would likely be required to substantially reduce expenditures of our business. Further, changes in our operating plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt, equity financing, or sale of assets on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our financial condition and results of operations.

Further, we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

In their report dated September 16, 2008, our registered public accounting firm stated that our financial statements for the fiscal year ended March 30, 2008 were prepared assuming we would continue as a going concern; however our recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. The Company’s ability to continue as a going concern is in doubt as a result of a maturing short-term credit facilities, recurring losses from operations and accumulated deficit and is subject to the Company’s ability to obtain additional equity or credit financing, which may or may not be available, or consummate a strategic transaction.

Seasonality

Our business is subject to moderate seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to each of our operating divisions. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our franchisees) or the closure of stores not meeting our expectations. Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The pending sale on the wholesale business may have an unexpected impact on the historical seasonality trends of our business.

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

Evaluation of long-lived assets for impairment and assets held for sale

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

Assets and liabilities to be disposed of by sale are, among other factors, classified as “Held for Sale” at which point management has committed to a plan for the disposition, the sale is probable and expected to occur within 12 months and the assets are in sellable condition.

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

Share Based Payments

We grant stock options to purchase our common stock to certain employees under the 2004 Stock Option Plan. Additionally, we have outstanding options that were granted under an earlier stock option plan. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123, or SFAS 123R, “Share-Based Payment,” which we adopted effective April 3, 2006. We elected to use the modified prospective application in adopting SFAS 123 R and, therefore, have not restated our results for prior periods. The valuation provisions of SFAS 123 R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning March 31, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption. See also discussion of the interpretation of this pronouncement below.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. We have not yet determined the impact, if any, FAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of March 29, 2010 for the Company). We have not yet determined the impact, if any, that FAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 amends SFAS 133 and establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. The requirements of FAS 161 are effective for fiscal years beginning after November 15, 2008. We have not yet determined the impact, if any, that FAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. We do not expect the adoption of FSP 142-3 to have a material effect on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of March 30, 2008, we had approximately $3,622,000 in fixed price purchase commitments. Since March 30, 2008, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $1,500,000 to $1,600,000 annually if we were unable to adjust our retail prices.

To provide adequate funding for operations, we utilize both fixed rate and variable rate debt with varying maturities. At March 30, 2008, we had approximately 71% of our outstanding debt at fixed rates. If interest rates for our variable rate debt had averaged 10% more during the year, our interest expense would have increased, and income before taxes would have decreased by $44,000 for the year ended March 30, 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Tully’s Coffee Corporation

We have audited the accompanying consolidated balance sheets of Tully’s Coffee Corporation and subsidiaries as of March 30, 2008 and April 1, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the periods ended March 30, 2008, April 1, 2007 and April 2, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tully’s Coffee Corporation and subsidiaries as of March 30, 2008 and April 1, 2007, and the consolidated results of its operations and its cash flows for each of the periods ended March 30, 2008, April 1, 2007 and April 2, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tully’s Coffee Corporation will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses, an accumulated and total stockholders’ deficit and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Moss Adams LLP

Seattle, Washington

September 16, 2008

Tully’s Coffee Corporation

Consolidated Balance Sheets

	March 30, 2008	April 1, 2007
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,271	$1,430
Accounts receivable, net of allowance for doubtful accounts of $321 and $295 at 2008 and 2007, respectively	5,372	3,970
Inventories	3,929	3,023
Prepaid expenses and other current assets	737	778

Total current assets	11,309	9,201
Property and equipment, net	6,741	7,115
Goodwill	456	456
Other intangible assets, net	168	273
Other assets	244	305

Total assets	$18,918	$17,350

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$8,599	$5,957
Accrued liabilities	4,404	3,897
Credit line and current portion of long-term debt	11,885	4,228
Current portion of UCC note payable	1,027	—
Current portion of capital lease obligations	23	42
Deferred revenue	2,803	3,755

Total current liabilities	28,741	17,879
Long-term debt, net of current portion	10	19
UCC note payable, net of current portion	2,310	—
Capital lease obligation, net of current portion	30	53
Other liabilities	442	955
Deferred lease costs	809	1,129
Deferred revenue, net of current portion	—	1,424

Total liabilities	32,342	21,459

Minority interest in joint venture	6,000	—

Commitments and contingencies (Note 16)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,930,374 and 15,559,152 issued and outstanding at 2008 and 2007, respectively; stated value of $2.50 per share and a liquidation preference of $32,326 (2008) and $38,898 (2007)	28,783	34,639
Common stock, no par value; 120,000,000 shares authorized at 2008 and 2007; 3,251,891 and 2,406,570 shares issued and outstanding at 2008 and 2007, respectively, with a liquidation preference of $58,534 (2008) and $43,322 (2007)	19,100	9,822
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,613,349 and 4,920,709 issued and outstanding at 2008 and 2007, respectively, stated value of $2.50 per share and a liquidation preference of $9,033 (2008) and $12,302 (2007)	8,009	10,911
Additional paid-in capital	29,719	28,645
Subscription receivable	(3,000)	—
Accumulated deficit	(102,035)	(88,126)

Total stockholders’ deficit	(13,424)	(4,109)

Total liabilities and stockholders’ deficit	$18,918	$17,350

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Operations

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$42,897	$39,334	$38,194
Wholesale sales	28,132	20,901	13,187
Specialty sales of products	203	6	11

Total sales of products	71,232	60,241	51,392
Licenses, royalties, and fees	234	201	842
Recognition of deferred license revenue	(2,389)	1,440	6,011

Net sales	69,077	61,882	58,245

Cost of goods sold and operating expenses
Retail cost of goods sold	15,697	14,293	13,456
Retail occupancy expenses	5,323	5,217	5,236

Total retail cost of goods sold and related occupancy expenses	21,020	19,510	18,692
Wholesale cost of goods sold	19,858	14,546	8,398
Specialty cost of goods sold	214	5	7

Cost of goods sold and related occupancy expenses	41,092	34,061	27,097
Store operating expenses	19,474	17,911	17,095
Other operating expenses	5,710	5,419	3,538
Wholesale shipping expenses	1,161	828	489
Marketing, general and administrative costs	9,002	9,641	7,355
Depreciation and amortization	2,764	3,340	3,529
Settlement of litigation	—	72	—
Impairment of long-lived assets	—	—	236
Recognition of deferred offering costs	1,433	—	—
Store closure and lease termination costs	19	96	219

Total cost of goods sold and operating expenses	80,655	71,368	59,558

Operating loss	(11,578)	(9,486)	(1,313)
Other income (expense)
Interest expense	(2,136)	(343)	(527)
Interest income	—	56	208
Gain on sale of Japan Rights	—	—	17,392
Miscellaneous income	29	36	68
Loan guarantee fee expense	(222)	—	(66)

Total other income (expense)	(2,329)	(251)	17,075

Income (loss) before income taxes	(13,907)	(9,737)	15,762
Income tax expense	2	17	339

Net income (loss)	$(13,909)	$(9,754)	$15,423

Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$(4.77)	$(4.27)	$6.97
Earnings (loss) per share—diluted	$(4.77)	$(4.27)	$2.42
Weighted average shares used in computing basic and diluted earnings (loss) per share (in thousands)
Earnings (loss) per share—basic	2,917	2,283	2,212
Earnings (loss) per share—diluted	2,917	2,283	6,434

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2008, April 1, 2007, and April 2, 2006

	Convertible Preferred Stock				Convertible Preferred Stock, to be issued		Common Stock		Common Stock, to be issued		Additional paid-in capital	Deferred Stock Compensation	Accumulated Deficit	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Series A Shares	Series A Amount	Shares	Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 3, 2005	15,378,264	$34,483	4,980,709	$11,044	180,888	$157	2,169,116	$9,384	42,109	$86	$27,974	$(22)	$(93,795)	$(10,689)
Issuance of common stock warrants as compensation for loan guarantees											254			254
Exercise of stock options							4
Issuance of stock options											42			42
Conversion of Series B to Common			(60,000)	(133)			7,500	133						—
Amortization of deferred stock compensation												22		22
Cancellation of stock options											69			69
Exercise of common stock warrants							2,263	6						6
Issuance of shares from rights offering	180,888	156			(180,888)	(157)	42,109	87	(42,109)	(86)				—
Stock offering costs
Net loss													15,423	15,423

Balance, April 2, 2006	15,559,152	$34,639	4,920,709	$10,911	—	$—	2,220,992	$9,610	—	$—	$28,339	$—	$(78,372)	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2008, April 1, 2007, and April 2, 2006

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

Tully’s Coffee Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 30, 2008, April 1, 2007, and April 2, 2006

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Minority Interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$—	$(88,126)	$—	$(4,109)
Exercise of common stock warrants					258,278	394					394
Series A Preferred stock converted to common stock	(2,628,778)	(5,856)			371,491	5,856					—
Series B Preferred stock converted to common stock			(1,307,360)	(2,902)	163,416	2,902					—
Exercise of stock options					40,082	6					6
Issuance of common stock warrants for loan fees							635				635
Issuance of common stock warrants for loan guarantee							185				185
Issuance of common stock under terms of legal settlement					11,719	132					132
Cash in lieu of fractional stock on reverse split					335	(12)					(12)
Stock option expense							199				199
Accrued expense paid through grant of stock options							55				55
Minority interest in joint venture										6,000	6,000
Subscription receivable								(3,000)			(3,000)
Net loss									(13,909)		(13,909)

Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$6,000	$(13,424)

The accompanying notes are an integral part of these consolidated financial statements.

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(13,909)	$(9,754)	$15,423
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,764	3,340	3,529
Impairment of long-lived assets	—	—	236
Store closure costs charged to operations	19	96	219
(Gain) loss on sale of property and equipment	(3)	—	5
Gain on sale of Japan Rights	—	—	(17,392)
Stock option expense	199	362	114
Provision for doubtful accounts	121	180	220
Loan guarantee fee expense	222	—	66
Non-cash interest expense	529	—	—
Reversal of deferred license revenue	(1,800)	—	—
Franchise revenue repossession and refund provision	5,295	—	—
Recognition of deferred revenue	(1,080)	(1,452)	(6,318)
Changes in assets and liabilities
Accounts receivable	(1,523)	(1,844)	(813)
Inventories	(887)	117	(600)
Prepaid expenses and other current assets	556	533	631
Accounts payable	2,642	2,559	(1,241)
Accrued liabilities	165	1,016	(1,293)
Deferred revenue	504	1,257	303
Deferred lease costs	(319)	(292)	(195)
Deferred licensing revenue cash received	—	(25)	25

Net cash used in operating activities	(6,505)	(3,907)	(7,081)

Cash flows from investing activities
Net proceeds from Japan Rights sale	—	—	17,392
Purchases of property and equipment	(2,309)	(1,763)	(2,307)
Other	6	(32)	(62)

Net cash (used in) provided by investing activities	(2,303)	(1,795)	15,023

Cash flows from financing activities
Net borrowings under Northrim credit facility	596	2,152	(465)
Payments on long-term debt (including convertible note) and capital leases	(554)	(528)	(3,539)
Proceeds from Benaroya credit facility	7,482	—	—
Repayment on UCC note payable	(2,000)	—	—
Minority interest contribution to joint venture	3,000	—	—
Cash in lieu of fractional stock on reverse split	(12)	—	—
Proceeds from exercise of stock options and warrants	137	127	6

Net cash (used in) provided by financing activities	8,649	1,751	(3,998)

Net increase(decrease) in cash and cash equivalents	(159)	(3,951)	3,944
Cash and cash equivalents
Beginning of period	1,430	5,381	1,437

End of period	$1,271	$1,430	$5,381

Tully’s Coffee Corporation

Consolidated Statements of Cash Flows

(continued)

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
	(dollars in thousands)
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$2,136	$296	$622
Non-cash activity
Issuance of note payable to UCC for franchise repossession	$6,000
Accrued expense paid through grant of stock options	55	—	—
Warrant issued for loan commitment fee	635	—	—
Discount recorded for note proceeds	582	—	—
Discount recorded for UCC note	690	—	—
Warrants issued for loan guarantee	185	—	—
Insurance premiums financed through note payable	341	544	535
Purchases of property and equipment through capital leases	—	27	83
Liability paid through issuance of stock	132	84	—

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

On September 15, 2008, the Company entered into an asset purchase and sale agreement to sell substantially all assets of the wholesale division, see Note 23.

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect the financial position and operating results of Tully’s, including wholly owned subsidiaries and joint ventures controlled by the Company. Intercompany transactions and balances have been eliminated.

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ended March 30, 2008 (“Fiscal 2008”) included 52 weeks, the fiscal year ended April 1, 2007 (“Fiscal 2007”) included 52 weeks, the fiscal year ended April 2, 2006 (“Fiscal 2006”) included 52 weeks, while our fiscal year ended April 3, 2005 (“Fiscal 2005”) included 53 weeks. The fiscal year ended March 28, 2004 (“Fiscal 2004”) included 52 weeks. The fiscal year ending March 29, 2009 (“Fiscal 2009”) will have 52 weeks.

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

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution facility and our authorized vendors. We have the ability to purchase our green coffee beans from several vendors and are not significantly dependent on any single source of supply.

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

Assets held for sale and impairment of long-lived assets

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

Assets to be disposed of by sale are evaluated in accordance with SFAS 144. Assets and liabilities to be disposed of by sale are, among other factors, classified as “Held for Sale” at which point management has committed to a plan for the disposition, the sale is probable and expected to occur within 12 months and the assets are in sellable condition.

Lease termination costs

Periodically, Tully’s will determine that certain leases will be terminated and the location will be closed. At such determination, we accrue for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments, lease termination fees, and sub-lease recoveries.

Segment reporting

We present segment information in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management.

Our Retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores. We complement our Retail division’s operations with additional channels for distribution of our branded products, which we manage as separate business segments: (1) our Specialty division, which sells Tully’s coffee and related products and supplies to our foreign licensees and manages the relationships with these licensees, and (2) our Wholesale division, which sells Tully’s coffee and related products and supplies to domestic resellers in the supermarket, foodservice, restaurant, office coffee service, and institutional channels, including our U.S. franchisees. The Wholesale division is also responsible for our mail order and Internet sales activities.

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

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $1,518,000, $2,406,000 and $1,238,000 during Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively. Local store advertising and marketing costs are reported in store operating expenses, while the advertising and marketing costs of our Wholesale and Specialty divisions are reported in other operating expenses. General advertising and marketing costs for the Company and our Retail division are reported in marketing, general and administrative costs.

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

On April 2, 2007, we adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48. We have elected to treat interest and penalties accrued on unrecognized tax benefits as a component of income tax expense within our financial statements. See Note 9 for additional detail on the Company’s tax positions.

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

Stock-based compensation

On April 3, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation for all stock-based awards made to employees, including stock options and restricted stock rights, based on estimated fair values. SFAS 123R supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). The Company applied the alternative transition (shortcut) method in calculating its pool of excess tax benefits (APIC pool), as provided for in FASB Staff Position FAS 123R-3, Transition Election Accounting for the Tax Effects of Share-Based Payment Awards.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of April 3, 2006. In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to Fiscal 2007 have not been restated to reflect this change. Stock-based compensation recognized under the new standard is based on the value of the portion of the stock-based award that vests during the period, adjusted for expected forfeitures. Stock-based compensation recognized in our consolidated financial statements for Fiscal 2007 include compensation cost for stock-based awards granted prior to, but not fully vested as of, April 2, 2006, and stock-based awards granted subsequent to April 2, 2006. Our stock-based awards consist primarily of stock options granted to employees and directors.

The compensation cost for awards granted prior to April 3, 2006 is based on the grant-date fair value of the stock-based award estimated in accordance with the pro forma provisions of SFAS 123, while awards granted after April 2, 2006 follow the provisions of SFAS 123R. Compensation cost for awards granted prior to April 2, 2006 is recognized on a straight-line basis over the requisite service period for each separately remaining vesting portion of the award, while compensation cost for awards granted after April 2, 2006 is recognized on a straight-line basis over the requisite service period for the entire award.

For all of these stock-based awards, we have used the Black-Scholes option pricing model for the valuation for stock option awards on the date of grant. These computations are affected by the estimated fair value of our stock at the grant date as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123R, the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

New accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning March 31, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 157 will have on our financial statements upon adoption. See also discussion of the interpretation of this pronouncement below.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the implications of SFAS 159, and its impact on our financial statements has not yet been determined.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“FAS 141R”). FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. We have not yet determined the impact, if any, FAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”). FAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. FAS 160 is effective for fiscal years beginning on or after December 15, 2008 (as of March 29, 2010 for the Company). We have not yet determined the impact, if any, that FAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 amends SFAS 133 and establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. The requirements of FAS 161 are effective for fiscal years beginning after November 15, 2008. We have not yet determined the impact, if any, that FAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Lives of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated financial position or results of operations.

2. Liquidity

The Company’s financial statements for the fiscal year ended March 30, 2008 were prepared assuming the Company would continue as a going concern; however, the Company’s recurring losses, net working capital deficit and accumulated deficit raise substantial doubts about its ability to continue as a going concern. The Company’s ability to continue as a going concern is in doubt as a result of a maturing short-term credit facilities, recurring losses from operations and accumulated deficit and is subject to the Company’s ability to obtain additional equity or credit financing, which may or may not be available, and successfully close the pending transaction with GMCR, see Note 23.

As of March 30, 2008 we had cash and cash equivalents of $1,271,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating

$11,721,000 as of March 30, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at March 30, 2008 (see Note 11), we had current trade liabilities of $17,020,000 as compared to current assets of $11,309,000 at March 30, 2008. Our wholesale business requires a greater level of investment in accounts receivable and inventory, which have increased as that business has grown. Our inventory levels typically increase during the spring due to coffee crop seasonality and, to a lesser degree, during the autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

In recent years, Tully’s has met its needs for investment and operating capital primarily through short term borrowings, the proceeds from the sale of our Japanese intellectual property rights in August 2005, and the proceeds from our limited partnership agreement that established a new joint venture called TCAP in January, 2008.

In Fiscal 2007, we commenced an effort to fund accelerated growth of our business through a proposed underwritten public offering of our common stock. On April 27, 2007, we filed a registration statement on Form S-1 (File No. 333-142438), for this proposed stock offering. On February 7, 2008, we withdrew the registration statement on Form S-1 due to unfavorable market conditions.

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into an the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Closing of the proposed asset sale is subject to certain conditions, including approval by Tully’s shareholders.

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.2% of our outstanding common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

The transaction is expected to close before the end of the calendar year. Tully’s expects to file a preliminary proxy statement with regard to the GMCR Agreement in the next 30 days, which will include, among other things, information regarding the background of the board’s decision to enter into the GMCR Agreement.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the APA, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs.

As all of the criteria of SFAS No. 144 were not met as of the balance sheet date, the Company has not classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will not be reported in discontinued operations. The Company will record the assets and liabilities as held for sale in our first quarter Fiscal 2009 reporting in accordance with the guidance provided in SFAS No. 144, which were met on June 26, 2008. However, the assets and liabilities related to the wholesale business as of March 30, 2008 that were included in the GMCR Agreement amount to $4,725,000 and $66,000, respectively. In addition, certain accounts receivable, current assets and liabilities and short-term credit facilities associated with our wholesale business will be retained and settled by the Company upon closing of the proposed transaction.

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

The Benaroya credit facility ($7,071,000 in principal amount outstanding at March 30, 2008, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya facility upon successful closing.

Our Northrim credit line ($4,650,000 in principal amount outstanding at March 30, 2008) is generally subject to annual renewals. The Benaroya and Northrim facilities mature August 31, 2008 and October 31, 2008, respectively, and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them. Pending closure of the Asset Purchase Agreement with GMCR, the balances under both the Benaroya and Northrim facilities will be repaid.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores and equipment and accounts receivable related to new wholesale business. Some of these capital expenditures may be accomplished through operating or capital leases.

If the recently entered GMCR Agreement is not successfully completed and additional financing is not found, we would likely be required to substantially reduce expenditures of our business. Further, changes in our operating plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt, equity financing, or sale of assets on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our financial condition and results of operations.

Further, we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. If these actions were not sufficient, we could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 30, 2008	April 1, 2007
	(dollars in thousands)
Balance, beginning of the year	$295	$149
Additions charged to costs and expenses	121	180
Write-offs and other deductions	(95)	(34)

Balance, end of the year	$321	$295

4. Inventories

Inventories consist of the following:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Coffee
Unroasted	$749	$792
Roasted	1,827	1,167
Other goods held for sale	515	479
Packaging and other supplies	838	585

Total	$3,929	$3,023

5. Other assets

Other assets consist of the following:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Security deposits	$244	$244
Other prepaid expenses	—	61

Total	$244	$305

6. Property and equipment

Property and equipment consist of the following:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Machinery and equipment	$11,674	$10,429
Leasehold improvements	16,314	16,115
Furniture and fixtures	5,038	4,647
Asset held under capital lease	1,074	1,074
Software	299	464

	34,399	32,729
Less: Accumulated depreciation and amortization	(27,658)	(25,614)

Total	$6,741	$7,115

7. Goodwill and intangible assets

As of March 30, 2008 and April 1, 2007 goodwill was $456,000. Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if an impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and no impairment was identified for Fiscal 2008, Fiscal 2007, or Fiscal 2006.

As of March 30, 2008, other intangible assets, which collectively had a remaining weighted average useful life of approximately six years, were $168,000 net of $984,000 in accumulated amortization. As of April 1, 2007, other intangible assets, which collectively had a remaining weighted average useful life of approximately seven years, were $273,000, net of accumulated amortization of $872,000.

The total amortization expense of other intangible assets was $112,000, $92,000, and $105,000 in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. Amortization expense for these other intangible assets during the next five years is estimated to be between $45,000 and $110,000 per year.

8. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $236,000 in the fourth quarter of Fiscal 2006, in accordance with the provisions of SFAS 144 and SFAS 142. This relates to impairment of leasehold improvements and equipment. No impairment was identified in the review for Fiscal 2008 or Fiscal 2007. These reviews were performed in connection with the development and implementation of our annual business plans. In order to determine the impairment, considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Deferred tax assets
Net operating loss carryforwards	$17,964	$13,421
Stock options	1,640	1,468
Deferred revenue	—	1,061
Property and equipment	2,240	2,316
Asset impairment, store closures and lease termination costs	1,456	1,464
Deferred lease costs	291	415
Tax credit	317	309
Allowance for doubtful accounts	116	130
Accrued vacation and other liabilities	675	788
Investment in joint venture	1,079	—
Other	265	111

Total deferred tax assets	26,043	21,483

Deferred tax liabilities
Debt discount	(248)	—
Less: Valuation allowance	(25,795)	(21,483)

Net deferred tax asset	$—	$—

At March 30, 2008, we had federal and state net operating loss carryforwards of approximately $52,000,000 and $15,800,000, respectively. The federal net operating loss carryforwards expire between 2021 and 2028 and the state net operating losses expire between 2009 and 2028.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes is summarized as follows (dollars in thousands):

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
Current taxes
Federal	$—	$42	$281
State	2	(25)	58

Total current	2	17	339

Deferred taxes	—	—	—

Income tax expense	$2	$17	$339

A reconciliation of the statutory federal income tax rate to Tully’s effective income tax rate is as follows:

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
Tax expense (benefit)
Federal statutory rate	(34.0)%	(34.0)%	35.0%
State income taxes, net of federal benefit	(1.9)%	(2.7)%	1.7%
Rate change	3.7%	0.0%	0.0%
Other	1.2%	1.1%	0.2%
Valuation allowance	31.0%	35.8%	(35.4)%

Effective income tax rate	0.0%	0.2%	1.5%

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on April 2, 2007. As of the date of adoption, the Company had no unrecognized tax benefits and therefore no adjustment to retained earnings as a cumulative effect adjustment to shareholder’s equity. The Company had no interest or penalties related to the unrecognized tax benefits as of the date of adoption. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company is subject to U.S. federal and state income taxes. The Company is no longer subject to U.S. federal or state income tax examinations before Fiscal 2005 and fiscal 2004, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss amount.

The Company is not currently under Internal Revenue Service (IRS) or state examination.

10. Accrued liabilities

Accrued liabilities consist of the following:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Employee wages and taxes	$1,304	$1,488
Professional fees and services	455	938
Accrued lease termination and store closure costs	99	139
Accrued real estate and property taxes	236	318
Accrued discounts and allowances (Note 3)	859	511
Accrued interest	768	—
Other	683	503

Total	$4,404	$3,897

11. Credit lines and long term debt

On June 22, 2005, Tully’s entered into a secured credit facility with Northrim (the “Northrim Facility”). On June 25, 2007, the credit facility was renewed until October 31, 2008 (see Note 23). Under the credit facility, Tully’s may borrow up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 6.0% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued the promissory note (“the Benaroya Note”) to evidence that indebtedness. In connection with the loan, we granted warrants to purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Borrowings under the Benaroya credit facility are due upon the earlier of (i) August 31, 2008, (ii) the first business day following the closing of an underwritten public offering of our equity securities and (iii) 30 days after Benaroya Capital has given Tully’s notice that Benaroya Capital, in good faith, deems itself insecure. Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. The Benaroya Capital warrants became exercisable on April 26, 2008 and will expire during 2012.

The Benaroya credit facility generally allows additional monthly borrowings of $500,000 up to the maximum of $10 million or until Benaroya Capital deems itself “insecure”. Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants became exercisable on July 12, 2008. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of the Northrim Facility or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility and Northrim Facility are classified as a short-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Fiscal period ended March 30, 2008
(unaudited)
(dollars in thousands)
Additions during the Fiscal Year 2008:
Loan fee discount	$582
Warrants issued to Benaroya Capital	635

Initial discount recorded on Benaroya Note	1,217
Less—accretion of discount included in interest expense for the Fiscal Year 2008	(806)

Debt discount on Benaroya credit facility as of March 30, 2008	$411

Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests (See Note 23). Pending closure of the Asset Purchase Agreement with GMCR, the balances under both the Benaroya and Northrim facilities will be repaid.

On January 7, 2008, Tully’s and UCC entered into the Settlement Agreement to settle the pending lawsuit filed. Under the Settlement Agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The Settlement Agreement was finalized and effective January 7, 2008.

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly owned subsidiary of Tully’s, to UCC. The promissory note bears interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Payments under the note may accelerate under certain circumstances (including the completion of an initial public stock offering by Tully’s) and TCAP is generally required to pay to UCC two dollars of principal under the note for each dollar that TCAP distributes to Tully’s. Tully’s has issued a limited guaranty for TCAP’s obligations under the note, which is generally secured by the assets of Tully’s and TCAP related to the licensed territories (as described in Note 13), including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the licensed territories and Tully’s interest as licensor of Tully’s Coffee Asia, but is non-recourse as to Tully’s other assets.

The promissory note issued under the Settlement Agreement with UCC bears interest at 3.0% per year. As this rate is below Tully’s incremental borrowing rate of 12%, TCAP recorded the obligation in accordance with Accounting Principles Board Opinion No. 21 Interest on Receivables and Payables. The resulting discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Fiscal period ended March 30, 2008
(unaudited)
(dollars in thousands)
Additions during the Fiscal Year 2008:
Initial discount recorded on UCC Note	$731
Less—accretion of discount included in interest expense for the Fiscal Year 2008	(41)

Debt discount on UCC Note Payable as of March 30, 2008	$690

Obligations under credit lines and long-term debt consist of the following:

	March 30, 2008	April 1, 2007
	(dollars in thousands)
Borrowings under the Northrim facility	$4,650	$4,053
Borrowings under the Benaroya credit facility, net of unaccreted discount of $411,000	7,071	—
Note payable for the settlement of the UCC litigation, net of unaccreted discount of $690,000	3,337	—
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 and $41,000 including interest at 5.53% and 5.50%, through September 2007 and September 2008 respectively, collateralized by unearned or return insurance premiums, accrued dividends and loss payments	155	166
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	19	28

	15,232	4,247
Less: Current portion	(12,912)	(4,228)

Long-term debt, net of current portion	$2,320	$19

Long-term debt consists of $2,310,000 related to the UCC promissory note of which annual principal installments of $1,000,000 are due for the next four years commencing on December 28, 2008. Also, included in long-term debt is $10,000 related to notes payable on vehicle purchases.

12. International licenses and deferred revenue

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

Under the Japan Rights Agreement, the license and supply agreements with Tully’s Coffee Japan were terminated on August 31, 2005 and Tully’s right to receive license fees and coffee roasting fees from Tully’s Coffee Japan terminated for periods after July 31, 2005. License fees and coffee roasting fee revenues from Tully’s Coffee Japan are summarized as follows (dollars in thousands):

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
License fees and coffee roasting fee revenues from Tully’s Coffee Japan	$—	$—	$811

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

Since the license agreement was executed in April 2001, UCC had opened one Tully’s store, which it closed in 2004. UCC had not established nor operated any other Tully’s stores nor engaged in wholesale sales of Tully’s products within its territory. Tully’s attempted to find a mutually satisfactory resolution to this problem with UCC, but these efforts were not successful. In June 2006, Tully’s notified UCC that it had breached the license agreement, and on November 7, 2006, UCC filed a lawsuit in the United States District Court for the Western District of Washington. The suit alleged that Tully’s had breached the license agreement by, among other things, terminating the license agreement for UCC’s non-performance and sought a declaration that UCC was not in breach of the license agreement, that Tully’s was in breach, and that UCC was entitled to enforce its alleged security interest as to certain of Tully’s assets that were subject to the license agreement (namely, the Asian trademarks and the right to use Tully’s intellectual properties in the territories). On January 7, 2008, Tully’s and UCC entered into an agreement (the “Settlement Agreement”) to settle the pending lawsuit as described in Note 16.

Tully’s recorded $799,000 during Fiscal 2007 and $736,000 in Fiscal 2008 for the costs of its defense and for prosecution of its counterclaims and did not have a remaining accrual for these costs as of March 30, 2008.

At the April 2001 commencement of the UCC license term, UCC paid a license fee of $12.0 million to Tully’s. The license agreement provided that this fee was fully earned upon payment. Tully’s initially recorded the $12.0 million license fee as deferred revenue, and has recognized it as revenue on a periodic basis during the zero royalty period, during which it was expected that Tully’s would have substantial performance obligations associated with supporting the opening and operation of Tully’s stores by UCC. As a result, deferred licensing revenues (included in liabilities) at December 30, 2007 included $1.8 million associated with the UCC license agreement.

In the fourth quarter of Fiscal 2008, Tully’s determined that the termination of the license agreement under the Settlement Agreement and the resulting $6.0 million note payable represented a “repossession” under Statement of Financial Accounting Standards No. 45, Accounting for Franchise Fee Revenue. In accordance with SFAS 45, Tully’s reversed $3.5 million in previously recognized license revenue and $1.8 million in deferred license fee revenue.

Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC is summarized as follows (dollars in thousands):

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
Recognition of deferred license revenue under international agreements
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$—	$166
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	—	4,405

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	—	—	4,571

Periodic recognition of deferred license revenue under UCC license agreement	1,080	1,440	1,440

Reversal of previously recognized deferred license revenue under UCC license agreement	(3,469)	—	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$(2,389)	$1,440	$6,011

Deferred revenue is summarized as follows:

Fiscal year ended March 30, 2008
(dollars in thousands)
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$—
Less: Deferred licensing revenue recognized in net sales	(2,880)
Other, net	(9)

Net decrease in deferred licensing revenue for the period	(2,889)
Deferred license revenue
Beginning of period	2,889

End of period	—
Less: Non-current portion	—

Current portion of deferred licensing revenue	—
Deferred revenue from stored value cards	2,803

Current portion deferred revenue	$2,803

13. Investment in Joint Venture

On January 7, 2008, TCAP, a wholly owned subsidiary of Tully’s, and AFCM, a Singapore company, entered into a limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”). The new joint venture will seek to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is a newly established enterprise managed by the founder and former chief executive officer of TCJ

In connection with the formation of Tully’s Coffee Asia, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to Tully’s Coffee Asia. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to Tully’s Coffee Asia on January 7, 2008, $500,000 paid on January 31, 2008, and the $3.0 million balance was paid on March 31, 2008 (which is reflected as a reduction to stockholder’s equity on the balance sheet dated March 30, 2008). Of the capital contributed by AFCM, $3.0 million is being distributed by the joint venture to TCAP, and the remaining $3.0 million will be used by the joint venture for development of its business. The $3.0 million capital distribution from the joint venture to TCAP includes (1) $500,000 cash distributed to Tully’s on January 8, 2008, (2) $2,000,000 paid to UCC on January 8, 2008 as described below in Note 16, and (3) $500,000 paid to TCAP on January 31, 2008. After completion of the $6.0 million AFCM capital contribution and the $3.0 million distribution to TCAP as described above, the joint venture ownership percentages are 50% TCAP (general partner) and 50% AFCM (limited partner). Under its license agreement with Tully’s, the joint venture is obligated to pay Tully’s a royalty equal to one percent of the applicable revenue base from operations in the Licensed Territories, commencing on April 1, 2008. Revenues associated with TCAP will be reported under our Specialty segment.

Investments in entities over which the Company has control are consolidated in the Consolidated Balance Sheets and Consolidated Statements of Operations. The Company’s investment in Tully’s Coffee Asia is carried at $6,000,000 which relates to the initial contribution of $9,000,000, reduced by the capital withdrawal by Tully’s of $3,000,000.

14. Related-party transactions

Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants became exercisable on July 12, 2008. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding which accumulated to a fee of $16,000 for the Fiscal 2008.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2008, Tully’s paid approximately $441,000 to Northrim for interest on the amounts borrowed, and the outstanding debt to Northrim at March 30, 2008 was $4,650,000. Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,700 for this service in Fiscal 2008 and $8,200 in Fiscal 2007.

Carl Pennington, Sr. was appointed as a board member, effective as of January 15, 2008 and as Tully’s President, effective as of January 15, 2008. Before joining Tully’s, Mr. Pennington founded Pinnacle Management, a management company, and PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington is a shareholder of Pinnacle Management, which manages Impact Sales, Inc., a grocery broker, and Pinnacle Coffee, a franchisee of six Tully’s franchised stores as of March 30, 2008. Mr. Pennington serves as a board member of Impact Sales, the grocery broker for Tully’s. Impact Sales received $566,000 in fiscal year 2008 from Tully’s as brokerage commission on grocery sales. He receives no compensation from Impact Sales. Mr. Pennington has no ownership interest in Pinnacle Coffee. Mr. Pennington’s base salary as Tully’s president is $290,000 per year.

As discussed in Note 13, in connection with the formation of Tully’s Coffee Asia, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to Tully’s Coffee Asia. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to Tully’s Coffee Asia on January 7, 2008, $500,000 paid on January 31, 2008, and the $3.0 million balance was paid on March 31, 2008 (which is reflected as a reduction to stockholder’s equity on the balance sheet dated March 30, 2008). The capital contribution related to AFCM’s ownership in TACAP is reflected as a $6.0 million minority interest on the Consolidated Balance Sheet.

15. Store closure and lease termination costs

We periodically close stores that do not meet our performance criteria and stores for which extension of the lease term was not practicable. Store closure and lease termination costs are summarized as follows (dollars in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Store closure costs, including losses from disposal of property and equipment	$19	$96	$43
Lease termination costs	—	—	176

Total	$19	$96	$219

During Fiscal 2008, we closed two stores that represented approximately 0.5% of our Fiscal 2008 retail sales. During Fiscal 2007, we closed four stores that represented approximately 2.0% of our Fiscal 2007 retail sales, and during Fiscal 2006, we closed six stores that represented approximately 3.2% of our Fiscal 2006 retail sales.

16. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $5,300,000, $5,100,000, and $5,300,000, for Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively. Contingent rental expense was approximately $344,000, $274,000, and $218,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively and is recognized as incurred.

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

Minimum future rental payments under noncancellable operating leases as of March 30, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
2009	$4,535
2010	3,873
2011	2,126
2012	956
2013	661
Thereafter	1,048

Total	$13,199

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2009	$234
2010	142
2011	55
2012	43
2013	—

Total	$474

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of March 30, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
2009	$28
2010	22
2011	12
2012	1
2013	—

Total minimum lease payment	63
Less: Amount representing future interest	(10)

Present value of net minimum lease payments under capital leases	$53

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of March 30, 2008, we had approximately $3,622,000 of contracts with fixed-price coffee purchase commitments. Since March 30, 2008, we have continued to enter into additional coffee purchase contracts. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the aggregate contingent obligation for severance to these individuals was approximately $208,000. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these several executives in the event that there was a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the aggregate contingent obligation for severance to these individuals for the change in control provision was approximately $394,000. Accrued liabilities at March 30, 2008 include accrued severance costs related to our former executives in the amount of $20,000.

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

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully’s issued 7,000 shares of common stock and paid $164,000 to the settlement class. In October 2007, Tully’s issued 11,719 shares of common stock and paid $266,000 to the settlement class. Under the settlement, Tully’s is required to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (in thousands)
October 2008	11,719	$266
October 2009	7,031	159

Total	18,750	$425

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

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of March 30, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

17. Stock options

Effective April 3, 2006, we adopted SFAS 123R, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized over the requisite service period. Previously, we applied APB 25 and related interpretations, as permitted by SFAS 123.

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”). In August 1999 our shareholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan at 525,000, and in June 2003, our Board of Directors further amended the 1994 Plan. By its terms, the 1994 Plan expired in October 2004 (this did not terminate outstanding options).

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of March 30, 2008 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	617,309	617,309	$2.64
Issued to guarantors of debt	184,922	91,731	$0.40
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	13,359	13,359	$0.08-$2.64

Totals	935,590	842,399

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan and the 2004 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

Determining Fair Value Under SFAS 123R

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
Weighted average risk free interest rate	3.22%	4.76%	2.79%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	3 years	3 years
Weighted average expected volatility	80%	94%	86%
Weighted average fair value at date of grant	$7.26	$7.15	$6.36

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2008 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for Fiscal 2008 and Fiscal 2007 totaled $199,000 and $362,000, respectively, which is included in marketing, general and administrative costs in our Consolidated Statements of Operations. During Fiscal 2006, we recognized non-cash compensation expense of $114,000 and disclosed a pro forma non-cash compensation expense consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148 of $280,000.

As of March 30, 2008, we had approximately $734,000 of total unrecognized compensation cost related to the 185,868 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

The following table presents the impact of our adoption of SFAS 123(R) on data in our consolidated financial statements (in thousands, except per share amounts);

	Years ended
	March 30, 2008	April 1, 2007	April 2, 2006
Consolidated Statements of Operations:
Decrease in income from operations	$199	$362	$114
Decrease in income or increase in loss before income taxes	(199)	(362)	(114)
Decrease in net income or increase in net loss	(199)	(362)	(114)
Decrease in basic earnings per share or increase in basic net loss per share	$(0.07)	$(0.16)	$(0.05)
Decrease in diluted earnings per share or increase in diluted net loss per share	$—	$—	$(0.02)
Consolidated Balance Sheets:
Increase in additional-paid-in capital	$199	$306	$111

Stock Award Activity

As of March 30, 2008 options for 659,724 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 542,119 were fully vested.

The following table summarizes activity under our stock option option plans:

Exercise price per share	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 3, 2005	669,884	3.57
Granted	74,486	10.66
Exercised	(77)	.21
Forfeited	(55,876)	7.17

Outstanding at April 2, 2006	688,417	4.05
Granted	203,750	11.53
Exercised	(75,493)	.12
Forfeited	(47,970)	13.15

Outstanding at April 1, 2007	768,704	5.85
Granted	70,730	11.36
Exercised	(44,304)	.14
Forfeited	(135,406)	11.54

Outstanding at March 30, 2008	659,724	5.64	8.59	3,948,869

Exercisable or convertible at the end of the period	542,119	4.43	8.43	3,948,869

The aggregate intrinsic value of options outstanding at March 30, 2008 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 364,850 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at March 30, 2008.

The total intrinsic value of options exercised during the Fiscal 2008, Fiscal 2007, and Fiscal 2006 using the March 30, 2008 $11.28 fair market value was $494,000, $842,000, and $1,000 respectively.

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

April 2, 2006
Stock-based employee compensation cost
As reported	$113
Pro forma	$280
Net income (loss)-as reported	$15,423
Net income (loss)-pro forma	$15,256
Basic earnings (loss) per share
As reported	$6.97
Pro forma	$6.90
Diluted earnings (loss) per share
As reported	$2.42
Pro forma	$2.37

18. Stockholders’ equity

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

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At March 30, 2008, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Holders of Series A Preferred Stock are entitled to receive dividends when and if any dividends are declared to be paid by our Board of Directors. Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment and as a result, at March 30, 2008, each eight shares of Series A Preferred Stock would be entitled to cast approximately 1.13 votes on all matters submitted to a vote of our shareholders (giving effect to the one-for-eight reverse split of our common stock). Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

Certain holders of Series A Preferred Stock have certain rights to require us to register the shares of common stock issued upon conversion of the Series A Preferred Stock. These rights generally allow persons holding the underlying shares of common stock to require Tully’s to use its best efforts to register the shares for resale under the Securities Act of 1933, as amended, and under such state securities laws as may be necessary. These rights include the right to demand that we file a registration statement for the underlying shares of common stock at the shareholders’ option no more than one time following an initial public offering, if any, and thereafter, unlimited rights once Tully’s is eligible to use Form S-3.

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of March 30, 2008.

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

During Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the Fiscal 2008 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock, will be reflected in the financial statements for our fiscal year ending March 29, 2009.

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

Subscription receivable

As of March 30, 2008, we had a $3,000,000 receivable related to the capital contribution due from AFCM as described in Note 13. This balance was later collected subsequent to the balance sheet date. The Company has recorded this receivable as a reduction to stockholder’s equity as of March 30, 2008.

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

21. Segment Reporting

We present segment information in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measurement we use to measure the operating performance of our operating segments. EBITDA excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization.

The tables below present information by operating segment:

	Years Ended
	March 30, 2008	April 1, 2007	April 2, 2006
	(dollars in thousands)
Net sales
Retail division	$42,897	$39,334	$38,194
Wholesale division	28,132	20,901	13,187
Specialty division(1)	(1,952)	1,647	6,864

Net sales	$69,077	$61,882	$58,245

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$2,384	$1,817	$1,952
Wholesale division	2,955	1,459	1,261
Specialty division(1)	(3,718)	290	6,358
Corporate and other expenses(3)	(10,406)	(9,676)	(7,287)
Gain on Japan Rights sale	—	—	17,392

Earnings before interest, taxes, depreciation and amortization	(8,785)	(6,110)	19,676
Depreciation and amortization	(2,764)	(3,340)	(3,529)
Income taxes	(2)	(17)	(339)
Interest income, interest expense, and loan guarantee fees	(2,358)	(287)	(385)

Net income (loss)	$(13,909)	$(9,754)	$15,423

Depreciation and amortization
Retail division	$1,880	$2,363	$2,444
Wholesale division	255	297	330
Specialty division	**	**	**
Corporate and other expenses	629	680	755

Total depreciation and amortization	$2,764	$3,340	$3,529

**	Not material—less than $1,000
(1)	Specialty division net sales and operating income for Fiscal 2006 include $4,405,000 of deferred license revenue recognized as the result of the termination of the license and supply agreements with Tully’s Coffee Japan (see Note 12). Specialty division net sales and operating income for Fiscal 2008 include a $3,469,000 net reversal of deferred revenue previously recognized as a result of the repossession of a franchise under the UCC settlement described in Note 12.
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $236,000 (Fiscal 2006) and for amounts required to close stores and terminate store leases totaling $19,000 (Fiscal 2008), $96,000 (Fiscal 2007), and $219,000 (Fiscal 2006).
(3)	Corporate and other expenses include a charge of approximately $72,000 for Fiscal 2007, for the settlement and associated costs related to a lawsuit (see Note 16).

On September 15, 2008, the Company entered into an asset purchase and sale agreement to sell substantially all of the assets of the wholesale business to GMCR for $40,300,000. The closing is subject to certain closing conditions, including shareholder approval.

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

Tully’s has granted options and warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Fiscal 2007 and Fiscal 2008 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	March 30, 2008	April 1, 2007	April 2, 2006
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Net income (loss)	$(13,909)	$(9,754)	$15,423
Adjustments for basic earnings (loss) per share	—	—	—

Net income (loss) for basic earnings (loss) per share	$(13,909)	$(9,754)	$15,423

Weighted average shares used in computing basic earnings (loss) per share	2,917	2,283	2,212
Basic earnings (loss) per share	$(4.77)	$(4.27)	$6.97
Computation of diluted earnings (loss) per share
Net income (loss)	$(13,909)	$(9,754)	$15,423
Add interest on convertible note, if assumed to be converted	—	—	167

Net income (loss) for diluted earnings (loss) per share	$(13,909)	$(9,754)	$15,590

Weighted average shares used in computing diluted earnings (loss) per share	2,917	2,283	6,434
Diluted earnings (loss) per share	$(4.77)	$(4.27)	$2.42
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	2,917	2,283	2,212
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	—	2,192
Dilutive effect of Series B Convertible Preferred stock	—	—	617
Dilutive effect of convertible promissory note	—	—	104
Dilutive effect of stock options (treasury stock method)	—	—	301
Dilutive effect of warrants (treasury stock method)	—	—	1,008

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	4,222

Weighted average shares used in computing diluted earnings (loss) per share	2,917	2,283	6,434

23. Subsequent Events

On August 1, 2008 the Company executed amendments (dated for reference purposes as of August 1, 2008) to its secured credit facility with Northrim Funding Services. The Northrim Facility provides a credit facility of up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. The extended term of the agreement is until October 31, 2008, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus six percent and are secured by the Company’s inventories and the assignment, with recourse, of the Company’s accounts receivable. Fees in the amount of $12,500 were paid to Northrim in relation to the extension of the Northrim Facility.

The Benaroya credit facility ($7,071,000 in principal amount outstanding at March 30, 2008, net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of the proposed stock offering. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Pending closure of the Asset Purchase Agreement with GMCR, the balances under both the Benaroya and Northrim facilities will be repaid.

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We plan to use these proceeds to improve our liquidity, repay our indebtedness, and to fund our domestic retail and license businesses.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Tully’s and GMCR have made customary representations, warranties and covenants in the GMCR Agreement. Pursuant to the terms of the GMCR Agreement, except in certain limited circumstances Tully’s may not solicit or enter into discussions regarding, or provide information in connection with, alternative transactions. The GMCR Agreement specifies certain termination rights of the parties, and, under some circumstances, in the event of termination of the GMCR Agreement, Tully’s may be required to pay GMCR a termination fee of $1.6 million. In addition, if Tully’s terminates the GMCR Agreement because GMCR is unable to obtain funding under its existing credit facility to complete the asset purchase, then GMCR will be obligated to reimburse Tully’s for up to $1.6 million in Tully’s out-of-pocket costs and expenses.

Closing of the proposed asset sale is subject to certain conditions, including approval by Tully’s shareholders.

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.2% of our outstanding common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

The transaction is expected to close before the end of the calendar year. Tully’s expects to file a preliminary proxy statement with regard to the GMCR Agreement in the next 30 days, which will include, among other things, information regarding the background of the board’s decision to enter into the GMCR Agreement.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR Agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs.

As all of the criteria of SFAS No. 144 were not met as of the balance sheet date, the Company has not classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will not be reported in discontinued operations. The Company will record the assets and liabilities as held for sale in our first quarter Fiscal 2009 reporting in accordance with the guidance provided in SFAS No. 144, which were met on June 26, 2008. However, the assets and liabilities related to the wholesale business as of March 30, 2008 that were included in the GMCR Agreement amount to $4,725,000 and $66,000, respectively. In addition, certain accounts receivable, current assets and liabilities and short-term credit facilities associated with our wholesale business will be retained and settled by the Company upon closing of the proposed transaction.

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2008 and Fiscal 2007 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2008
Net Sales	$16,790	$18,210	$19,625	$14,452	$69,077
Gross Profit	7,488	7,832	8,707	3,958	27,985
Net Loss	(2,194)	(3,282)	(2,423)	(6,010)	(13,909)
Basic and Diluted Loss per Share
Net Loss per basic share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)
Net Loss per diluted share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)
Fiscal 2007
Net Sales	$14,007	$16,509	$16,049	$15,317	$61,882
Gross Profit	6,664	7,572	7,221	6,364	27,821
Net Loss	(2,354)	(2,253)	(2,767)	(2,380)	(9,754)
Basic and Diluted Loss per Share
Net Loss per basic share	$(1.06)	$(1.01)	$(1.19)	$(1.01)	$(4.27)
Net Loss per diluted share	$(1.06)	$(1.01)	$(1.19)	$(1.01)	$(4.27)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our President and principal executive officer (“President”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President and CFO concluded that the current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that our receipts and expenditures are made in accordance with management authorization; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, however well designed and operated, can provide only reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

The Public Company Accounting Oversight Board (United States) (“PCAOB”) defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

•	a control necessary to meet the control objective is missing; or

•	an existing control is not properly designed such that, even if the control operates as designed, the control objective is not always met.

A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2008, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on this evaluation, management identified the two following significant deficiencies as defined by the PCAOB as of March 30, 2008:

LATE FILING: The Company was not able to complete all necessary items required to file a complete Form 10-K in the required timeframe.

TAX PROVISION: The Company was not able to support all beginning deferred tax balances on items necessary to rollforward our tax balances.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file a complete regulatory filing requirements in a timely manner and has retained a third party specialists for preparation of its tax provision and will perform extensive beginning balance review to support prior year balances related to deferred tax balances.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(1*)	54	Chairman of the Board	1992
Carl W. Pennington, Sr.(2)	70	President and Director	2008
Andrew M. Wynne	33	Chief Financial Officer
Mark E. DaCosta	41	Vice President of Wholesale Operations & Logistics
Ronald P. Gai	51	Vice President of Wholesale Sales
John J. Rader	58	Vice President and General Manager of Supply Chain
Marc Evanger(3*)(4)	53	Director	1999
John M. Fluke(1)(2)(4*)	65	Director	2005
Lawrence L. Hood(1)(2*)(4)	49	Director	1994
Gregory A. Hubert(1)	57	Director	2004

(1)	Member of the Executive Committee
(2)	Member of the Governance and Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Audit Committee
*	Designates committee chair

Tom T. O’Keefe—Chairman of the Board and Founder. Tom T. O’Keefe founded Tully’s in 1992 and has served as a director and chairman of the Board of Directors since that date. Mr. O’Keefe served as chief executive officer of Tully’s from 1992 until April 2001. Mr. O’Keefe is also president and chief executive officer of O’Keefe Development Corporation, a real estate development and investment firm he founded in 1986 after spending nine years as a broker with Coldwell Banker Commercial Real Estate Services, now known as CB Richard Ellis. Mr. O’Keefe and his wife Cathy have been actively involved in community organizations for over 25 years and their charitable efforts focus largely on the health, education and welfare of the children in our community. The O’Keefe’s were cofounders of the Patrons of Cystic Fibrosis and of the Juvenile Diabetes Foundation of Seattle guilds. The O’Keefe’s have chaired many fund-raisers for these and other similar entities that encompass grass roots campaigns to multi-million dollar earning galas. O’Keefe is presently serving as a board member to the Seattle Preparatory Academy, Virginia Mason Hospital, Juvenile Diabetes Guild of Seattle and is a Trustee of The Museum of Flight. O’Keefe formerly served as a board member or trustee for the Villa Academy, Pacific Northwest Ballet, Leukemia and Lymphoma Society, Cystic Fibrosis Foundation, Children’s Hospital and the Bellevue Boy’s and Girl’s Club.

Carl W. Pennington, Sr.—President and Director. Mr. Pennington was appointed President (principal executive officer) on January 15, 2008. Mr. Pennington was appointed to the Board of Directors in January 2008. From June, 2005 until January 15, 2008, Mr. Pennington founded Pinnacle Management, a management company. From March 2001 to June 2007, Mr. Pennington was the founder and CEO of PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington brings extensive retail and wholesale expertise to Tully’s, having previously served as Executive Vice President of Sales, Marketing and Merchandising at Albertson’s, the nation’s second largest retail food chain, from 1995 to 2001. He directed and had responsibility for leading the operations, sales, marketing, and merchandising functions of the Company. Mr. Pennington also held various other positions including division vice president and district manager with Albertson’s from 1967 to 1995. Mr. Pennington graduated from Fullerton State College and the Graduate School of Business at Stanford University.

Andrew M. Wynne—Vice President and Chief Financial Officer. Mr. Wynne was promoted to Vice President and Chief Financial Officer on January 28, 2008. Mr. Wynne, CPA, served as our controller from June 16, 2006 until January 27, 2008. From September 22, 2005 until June 16, 2006 he was our finance director. From December 3, 2004 until September 22, 2005 Mr. Wynne served as Corporate Assistant Controller for Fisher Broadcasting, Inc., a Seattle-based communications company that owns or manages television stations and radio stations. From August 26, 2002 until December 3, 2004, Mr. Wynne was our assistant controller. Mr. Wynne began his career at KPMG and holds a B.A. in Business Administration from Gonzaga University.

Mark E. DaCosta—Vice President, Wholesale Logistics and Operations. Mr. DaCosta has been our vice president of wholesale logistics and operations since May 31, 2005. Previously, he served Impact Sales, Inc., a grocery brokerage firm as Director of Retail Initiative from January to May 2005. Mr. DaCosta served United States Bakeries, a Seattle-based commercial bread bakery from June 1993 to December 2005, ultimately as a corporate account executive

Ronald P. Gai—Vice President, Wholesale Sales. Mr. Gai joined Tully’s as National Grocery Director in May 2002 and was promoted to vice president of wholesale sales in April 2003. From 1975 to 2002, Mr. Gai served in various capacities with Gai’s Bakeries and Specialty Foods, operators of regional bakeries in the Pacific Northwest, and related entities, ultimately serving as director of trade development.

John J. Rader—Vice President and General Manager of Supply Chain. Mr. Rader joined Tully’s in January of 2008, and brings 35 years of experience in food manufacturing and distribution. Mr. Rader was a consultant to various companies throughout 2007, engaged in matters of supply chain and operational logistics. From September 11, 2006 to December 30, 2006 he served as chief operating office of Elegant Gournal. From July 5, 2004 through June 29, 2006, he was president and CEO of SoCal Bakeries in Santa Ana, California. From September 9, 2002 through March 17, 2004, Mr. Rader was the Vice President of Operations for Gold Medal Bakery in Fall River, Massachusetts. Mr. Rader received holds a B.S. in Bakery Science and Management from Kansas State University, and a M.S. in Management from Rensselaer Polytechnic Institute.

Marc W. Evanger—Director. Mr. Evanger served as interim president and chief executive officer of Tully’s from July 2001 through May 2002. Mr. Evanger has been a director of Tully’s since March 1999. From 1998 to July 2001, Mr. Evanger served Tully’s as vice president of corporate planning and development, a part-time position. From 1984 to 1998, Mr. Evanger was with Quality Food Centers (QFC), a regional supermarket company, and served as senior vice president of finance and administration and chief financial officer from 1987 to 1998. From 1978 to 1984, Mr. Evanger was with Price Waterhouse. Mr. Evanger is currently a director of Car Toys, Inc. (a retailer of specialty automotive sound systems and cellular), Wireless Advocates, LLC (a retailer of cellular), Families Northwest, and the Boys & Girls Club of Bellevue and is active in other charitable and community activities.

John M. Fluke—Director. Mr. Fluke is chairman of Fluke Capital Management, L.P., which he founded in 1976, and was Chairman and CEO of the John Fluke Manufacturing Co. until 1990. Mr. Fluke serves on the boards of PACCAR Inc. (audit committee financial expert and compensation committee chair) and CellCyte Genetics Corporation (lead independent director), and previously served on the boards of Cell Therapeutics, Primus International, and American Seafoods Group. Mr. Fluke is currently a trustee of the Museum of Flight, the Washington Policy Center and the Greater Seattle Chamber of Commerce (formerly serving as its chairman). He chairs the board of Junior Achievement of Washington and serves on three advisory boards for the University of Washington. He is also a past president of the Seattle Council of Boy Scouts of America and past chairman of the Washington State China Relations Council. Mr. Fluke has served as a director since March 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended March 30, 2008.

Code of Ethics

Since 2001, Tully’s has had a code of business conduct. In June 2004 our Board of Directors adopted a new Code of Business Conduct (replacing the previous code), applicable to all employees including our principal executive officer, principal financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the Securities and Exchange Commission.

If Tully’s makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our principal executive officer, principal financial officer, controller or other finance leaders, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

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

There are several elements of our executive compensation package. A significant portion of our overall compensation to officers is tied to company performance. The Compensation Committee believes that a portion of the total cash compensation for executive officers should be based on our success in meeting our short-term performance objectives and contributions by the executive officers that enable us to meet our long-term objectives, and has structured the executive compensation program to reflect this philosophy. This approach creates a direct incentive for executive officers to achieve desired short-term corporate goals that also further our long-term objectives, and places a portion of each executive officer’s annual compensation at risk. Stock option awards are designed to retain executive officers and to motivate them to optimize shareholder value by aligning the financial interests of executive officers with those of shareholders. We make stock option grants in an effort to encourage an ownership culture among our employees and to provide longer term performance and retention rewards.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed generally once per year, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, contractual requirements, performance and experience, as well as the Company’s financial condition. During Fiscal 2004 and Fiscal 2005, when our operations continued to be negatively impacted from earlier years, we generally did not raise the base salaries of our executive officers. During Fiscal 2006 we devoted our capital resources to an expansion plan. Because we did not realize the benefits of this plan during that year, we again chose generally not to increase our executive officers’ base salaries. No base salary adjustments were made for our executives in Fiscal 2007. In the fourth quarter of Fiscal 2007, the Compensation Committee reviewed these factors for each executive officer and, effective for Fiscal 2008, increased the base salaries of certain executive officers as necessary to competitively compensate and retain them. As of March 30, 2008, the Compensation Committee has no plans to change the base salaries of executive officers for Fiscal 2009.

Incentive and Discretionary Bonus Plans. The Compensation Committee has the authority to develop and recommend to the board annual incentive bonus plan awards and to award discretionary annual bonuses to our executive officers. The Compensation Committee will continue to have the authority to award bonuses, set the terms and conditions of those bonuses and take all other actions necessary to administer the bonus program. These awards are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as retail sales proficiency and wholesale growth, and to financial factors such as raising capital, improving our results of operations and EBITDA growth. The particular performance criteria are not pre-determined for any given year. In Fiscal 2004 through Fiscal 2006, incentive bonus plans based on EBITDA targets were established but no payments were made because the targets were not achieved. No incentive bonus plan was established for Fiscal 2007 or Fiscal 2008. As of March 30, 2008, the Compensation Committee has not established and does not expect to establish an incentive bonus plan for our executive officers for Fiscal 2009.

The Compensation Committee may award a discretionary bonus to executive officers to reward outstanding personal achievement during the year. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals; this review is conducted during the first quarter of the subsequent fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus. No discretionary bonuses were paid to our executive officers for Fiscal 2006, Fiscal 2007 or Fiscal 2008.

Stock Options. The Compensation Committee believes that periodic grants of stock options are a key component of our executive compensation program. Stock options are awarded by the Board of Directors to executive officers based on the executive’s responsibilities, and his or her actual historical contributions and anticipated future contributions to the attainment of our strategic goals.

Our stock option plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee is the administrator of the stock option plan. Stock option grants are sometimes made at the commencement of employment or following a significant change in job responsibilities. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of our president, our vice president and chief financial officer, and our chairman. Periodic grants are made generally once per year for eligible employees. In Fiscal 2008, one named executive officer was awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” Stock options granted by us have an exercise price not less than the fair market value of our common stock on the date of grant, typically vest 33.33% per annum based upon continued employment over a three-year period, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary for compliance with the Internal Revenue Code of 1986, as amended (the “Code”).

Given the absence of a trading market for our common stock, our board of directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. Our board of directors has considered objective and subjective factors in determining the value of our common stock at each option grant date, including the following factors: (1) contemporaneous valuation analysis using the income and market approaches; (2) the fact that the option grants involved illiquid securities; (3) contemporaneous, arms-length sales of common stock by us; and (4) the likelihood of achieving a liquidity event, such as an underwritten public offering or sale of the Company, given prevailing market conditions. In addition to the factors identified above, our board engaged outside valuation advisors to assist in its estimate of the fair value of our common stock as of February 2007.

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

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive Compensation

The Compensation Committee oversees all of our executive compensation policies and decisions, including the administration and interpretation of our benefit plans, including the 2004 Stock Option Plan. The Compensation Committee also reviews and approves executive officer compensation, including, as applicable, salary, bonus and incentive compensation levels, equity compensation, severance arrangements, change-in-control agreements, special or supplemental benefits and other forms of executive officer compensation. The Committee periodically reviews regional and industry-wide compensation practices and trends to assess the adequacy and competitiveness of our compensation programs. The Committee’s membership is determined annually by the full board and includes only independent directors. The Committee meets as often as it deems appropriate, but not less frequently than annually.

The board has delegated authority to the Compensation Committee to review and make recommendations with respect to compensation matters, but has retained the authority to approve and take final action on all executive compensation awards.

Role of Executive Officers in Compensation Process

The Compensation Committee also solicits appropriate input from our chairman, our principal executive officer, and our principal financial officer regarding base salary and equity grants for our other executive officers and regarding the administration of our benefit plans.

External Advisors

The Compensation Committee has the authority to engage the services of outside advisors and purchase independent salary surveys to assist the Committee in fulfilling its duties. It did not do so in Fiscal 2008.

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

401(k) Plan

During the fiscal year ended April 2, 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s and no match was made for Fiscal 2008. Most plan administrative costs are paid by the 401(k) savings plan.

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

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Section 162(m) of the Code limits the deductibility of certain compensation paid to the chief executive officer and certain other highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the tax year. Compensation that qualifies as “performance-based” compensation is, however, exempt from the deductibility limitation. For compensation to qualify for the performance-based exemption, among other things, the performance goals must be determined by a compensation committee, which must be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, the material terms under which the compensation is to be paid must be disclosed to and approved by shareholders in a separate vote prior to payment, and the compensation must be paid solely on account of the attainment of pre-established, objective performance goals, as determined by a compensation committee. Our Compensation Committee intends to preserve the deductibility of compensation payable to our executives, although deductibility will be only one among a number of factors considered in determining appropriate levels or modes of compensation.

Section 409A of the Code

Section 409A of the Code imposes certain restrictions on amounts deferred under non-qualified deferred compensation plans and imposes a 20% excise tax on amounts that are subject to, but do not comply with, Section 409A. Section 409A includes a broad definition of non-qualified deferred compensation plans, which may extend to awards granted under the 2004 Stock Option Plan. The Internal Revenue Service, or IRS, has only recently finalized regulations describing the effect of Section 409A on the types of awards that were or may be issued pursuant to our stock option plan. Our failure to administer our stock option plan in accordance with Section 409A and the regulations promulgated thereunder could subject us to penalties and interest for failing to make required withholdings in connection with option grants that do not comply with Section 409A.

Compensation Committee Interlocks and Insider Participation

During Fiscal 2008, management compensation issues generally were reviewed and approved by the Compensation Committee, which was composed of Mr. Evanger who is a non employee director. During Fiscal 2008, no executive officer of Tully’s served on the board of directors or compensation committee of another entity that had an executive officer serve on Tully’s board or its compensation committee. Mr. Evanger served as interim President and CEO of Tully’s from July 2001 to May 2002.

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, the two individuals who served as our principal executive officer during portions of Fiscal 2008, the two individuals who served as our chief financial officer, our chairman, our two executive officers with total compensation greater than $100,000 in Fiscal 2008 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2008

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(9)	All Other Compensation ($)	Total ($)
Carl W. Pennington, Sr. President(1)	2008	$60,417	$—	$18,776	$1,500	$80,693
Andrew M. Wynne Chief Financial Officer(2)	2008	111,673	—	14,482	1,500	127,655
Tom T. O’Keefe Founder and Chairman of the Board(3)	2008	129,071	—	—	9,000	138,071
Ronald P. Gai Vice President of Wholesale Sales(4)	2008	135,000	—	20,084	7,200	162,284
Mark E. DaCosta Vice President of Wholesale Operations and Logistics(5)	2008	135,000	—	28,583	7,200	170,783
John K. Buller Chief Executive Officer and President(6)	2008	187,692	—	128,369	6,500	322,561
Kristopher S. Galvin Chief Financial Officer(7)	2008	171,730	—	40,289	6,000	218,019

(1)	Mr. Pennington was appointed President and principal executive officer on January 15, 2008. Mr. Pennington’s base salary for Fiscal 2008 is $290,000 paid to Pinnacle Management Inc. A car allowance of $1,500 appears in the All Other Compensation column.
(2)	Mr. Wynne was appointed Chief Financial Officer on January 28, 2008. Mr. Wynne’s base salary for Fiscal 2008 is $135,000. A car allowance of $1,500 appears in the All Other Compensation column.
(3)	Mr. O’Keefe’s base salary is $200,000 as of January 1, 2008. A car allowance of $9,000 appears in the All Other Compensation column.
(4)	Mr. Gai’s base salary for Fiscal 2008 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(5)	Mr. DaCosta’s base salary for Fiscal 2008 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(6)	Mr. Buller served as our Chief Executive Officer from September 14, 2006 to February 8, 2008. Mr. Buller’s option expense excludes forfeitures of $148,176 due to his termination. A car allowance of $6,500 appears in the All Other Compensation column.
(7)	Mr. Galvin served as our Chief Financial Officer from February 25, 2002 to January 25, 2008. Mr. Galvin’s option expense excludes forfeitures of $44,127 due to his termination. A car allowance of $7,200 appears in the All Other Compensation column.
(8)	These amounts were calculated utilizing the provisions of SFAS No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 17 of the Notes to the Consolidated Financial Statements regarding the assumptions underlying valuation of equity awards.

Employment Agreements and Employment Letters; Potential Payments Upon Termination or Change-in-Control

Carl W. Pennington, Sr. On March 10, 2008, we entered into a service agreement with Pinnacle Management, Inc. and Mr. Pennington, regarding Mr. Pennington’s service as President of Tully’s effective January 15, 2008. Pinnacle Management is a corporation through which Mr. Pennington’s provides personal services.

Under the terms of the agreement, Tully’s will pay Pinnacle Management a fee of $24,166.66 per month (the “Monthly Fee”), or $290,000 annually, in consideration for Mr. Pennington’s service to Tully’s. In addition, Tully’s will grant Mr. Pennington an option to purchase 62,500 shares of Tully’s common stock, which option will vest and become exercisable in five equal increments of 12,500 shares, beginning on the first anniversary of the grant date. The exercise price per share for the option is the fair market value of Tully’s common stock as of the grant date, as determined by the Board of Directors. Tully’s will pay Pinnacle Management an additional $600 per month for Mr. Pennington’s monthly vehicle costs and reimburse Mr. Pennington for actual out of pocket expenses reasonably related to carrying on his duties and responsibilities as Tully’s President. Mr. Pennington will not be eligible for medical, dental, and certain other employee benefits that Tully’s provides to its employees.

The agreement provides further that, in the event of “change in control,” Pinnacle Management will be entitled to receive a termination fee equal to the greater of (a) $145,000 or (b) the aggregate Monthly Fee for the remaining term of the Agreement. In addition, Mr. Pennington’s options will vest and become fully exercisable upon a change in control. The agreement defines “change in control” to mean (x) a sale of substantially all of the assets of Tully’s to a third party other than as part of a transfer of said assets to an entity directly or indirectly controlled by existing Tully’s shareholders holding a majority of the outstanding shares of the common voting stock of Tully’s, or (y) a sale of more than fifty percent (50%) of the outstanding voting stock of Tully’s to one or more third parties in a single transaction or series of transactions.

The service agreement has a term of one year, renewing annually based on mutual agreement between Tully’s and Mr. Pennington.

Andrew M. Wynne. Tully’s promoted Mr. Wynne to Vice President and Chief Financial Officer in January 2008 at a base salary of $135,000, with a monthly car allowance of $600. Mr. Wynne’s annual compensation will increase to $150,000 on January 28, 2009. Mr. Wynne also is entitled to all benefits offered generally to our employees.

In the event of “change in control,” Mr. Wynne will be entitled to his current base salary for an additional nine months following the event. The agreement defines “change in control” to mean (x) a sale of substantially all of the assets of Tully’s to a third party other than as part of a transfer of said assets to an entity directly or indirectly controlled by existing Tully’s shareholders holding a majority of the outstanding shares of the common voting stock of Tully’s, or (y) a sale of more than fifty percent (50%) of the outstanding voting stock of Tully’s to one or more third parties in a single transaction or series of transactions.

Tom T. O’Keefe. Mr. O’Keefe is our founder and has served as chairman of the board since 1992. Although Mr. O’Keefe does not serve in a full-time paid position with us, his duties as chairman require a substantially greater participation by Mr. O’Keefe than for other members of the board of directors. Mr. O’Keefe does not participate in the compensation plan for non-employee directors, but instead receives compensation as a salaried employee of the Company. In March 2002, our board of directors set Mr. O’Keefe’s annual base salary at $100,000 and he receives an additional $500 per month to mitigate a change in the employee benefits furnished to Mr. O’Keefe. Mr. O’Keefe also receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to our employees. There is no written employment agreement or severance agreement between Mr. O’Keefe and us. Mr. O’Keefe’s annual base salary effective on January 1, 2008 is $200,000.

We do not have formal employment agreements with any of our other executive officers; however, certain elements of these executives’ compensation and other arrangements are set forth in employment letters provided to each of them. These employment letters are described below.

Ronald P. Gai. Tully’s promoted Mr. Gai to Vice President of Wholesale Division in April 2003 at the base salary of $90,000, with a monthly car allowance of $600. In May, 2005, Mr. Gai became Vice President of Wholesale Sales. Mr. Gai’s base salary for Fiscal 2009 is $135,000. In the event of “change in control,” Mr. Gai will be entitled to his current base salary for an additional three months following the event.

Mark E. DaCosta. Tully’s engaged Mr. DaCosta as Vice President of Wholesale Operations in May 2005 at the base salary of $100,000, with a monthly car allowance of $600. Mr. DaCosta’s base salary for Fiscal 2009 is $135,000. In the event of “change in control,” Mr. DaCosta will be entitled to his current base salary for an additional three months following the event.

John J. Rader. Tully’s engaged Mr. Rader as Vice President and General Manager of Supply Chain in January 2008 at the base salary of $135,000, with a monthly car allowance of $600.

Under our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event that there is a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the contingent obligation for severance to these individuals for the change in control provision was as follows: Mr. Pennington $224,850; Mr. Wynne $101,250; Mr. Gai $33,750 and Mr. DaCosta $33,750.

Accordingly, in the event that a termination of the employment of the foregoing named executive officers had occurred as of March 28, 2008, the last business day of Fiscal 2008, we would not have been obligated to make any contractual severance payments to any of those officers, except that if we had terminated certain officers. Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 30, 2008, the contingent obligation for severance to these individuals was as follows: Mr. Pennington $72,500; Mr. Wynne $67,500; Mr. Gai $33,750 and Mr. DaCosta $33,750.

In the event that a change of control transaction described in our 1994 and our 2004 stock option plans had occurred as of March 28, 2008, holders of unvested options, including the Named Executive Officers, would have had the right to exercise the full number of shares covered by those options. The value of that right for the Named Executive Officers as of March 28, 2008 would have been as follows: Mr. Pennington $750,000; Mr. DaCosta $76,000 and Mr. Wynne $47,000.

Grants of Plan-Based Awards

The Compensation Committee recommended, and our board approved, awards under our 2004 stock option plan to one of our Named Executive Officers in Fiscal 2008. Our Compensation Committee has not established guidelines for the grant of plan-based awards for Fiscal 2009. Set forth below is information regarding awards granted during Fiscal 2008:

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL 2008

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)(1)	Grant Date Fair Value of Option Awards
Carl W. Pennington, Sr. President	January 15, 2008	62,500	12.00	$457,394

(1)	The exercise or base price or our option awards are based on the valuation of our common stock on the grant date.

We have not adopted any equity incentive plan (other than our stock option plans) nor any non-equity incentive plan.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding stock awards at fiscal year end. The following table summarizes the outstanding equity award holdings held by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price ($)(a)	Option Expiration Date
	Exercisable	Unexercisable
Carl K. Pennington, Sr. President	—	62,500	(b)	12.00	1/15/2018

Andrew M. Wynne Chief Financial Officer	2,083	4,167	(c)	11.28	2/22/2017

Tom T. O’Keefe Founder and Chairman of the Board	187 1,156 437 20,245 125 62 11,961 437 17,979 62 62 1,449 62 1,620 62 1,144 62 62 724 62 62 906 62 724 62 62 62 62 62	— — — — — — — — — — — — — — — — — — — — — — — — — — — — —	* * * * * * * * * * * * * * * * * * * * * * * * * * * * *	0.08 18.00 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08	3/31/2008

4/1/2008

3/29/2009

3/29/2009

11/29/2009

4/3/2010

4/3/2010

4/2/2011

4/2/2011

4/4/2011

4/25/2011

4/27/2011

5/31/2011

6/1/2011

6/28/2011

6/29/2011
7/12/2011
7/26/2011
7/27/2011
8/2/2011
8/20/2011
8/31/2011

9/26/2011
9/28/2011
10/12/2011
10/18/2011
12/5/2011
1/24/2012
3/21/2012

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price ($)(a)	Option Expiration Date
	Exercisable	Unexercisable

Ronald Gai Vice President of Wholesale Sales	6,250 3,125 1,666 2,083	— — 834 4,167	* * (d) (c)	0.08 2.48 12.00 11.28	2/20/2013 10/23/2013 5/16/2015 2/22/2017

Mark E. DaCosta Vice President of Wholesale Operations and Logistics	1,666 1,666 2,500	834 834 5,000	(e) (e) (c)	12.00 12.00 11.28	8/15/2015 8/15/2015 2/22/2017

John J. Rader Vice President and General Manager of Supply Chain	—	—	*	—	—

John K. Buller Chief Executive Officer and President	91 1,250 25,500 480	— — — —	* * * *	2.40 12.00 12.00 12.00	10/11/2015 6/30/2016 9/1/2016 5/14/2017

Kristopher S. Galvin Chief Financial Officer and Executive Vice President	4,166 6,250 9,375 8,333 6,250 1,666	— — — — — —	* * * * * *	0.08 20.00 14.24 2.48 2.48 12.00	6/10/2012 6/10/2012 6/10/2012 5/12/2013 10/23/2013 5/16/2015

(a)	Amounts represent the exercise price of the stock option awards which is equal to the fair market value of our common stock on the grant date.
(b)	The underlying options vest ratably over a three year period beginning on the grant date of 1/15/08.
(c)	The underlying options vest ratably over a three year period beginning on the grant date of 2/22/07.
(d)	The underlying options vest ratably over a three year period beginning on the grant date of 5/16/05.
(e)	The underlying options vest ratably over a three year period beginning on the grant date of 8/15/05.
*	The underlying options related to this grant are fully vested.

Option Exercises and Stock Vested

Our Named Executive Officers did not exercise any stock options in Fiscal 2008. We have no outstanding restricted stock, stock appreciation rights or similar instruments and accordingly no vesting of such awards during Fiscal 2008.

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

Director Compensation

The Governance and Nominating Committee of the board of directors, which is comprised of our president and two independent directors, is responsible for evaluating compensation levels and compensation programs for our board of directors and for making recommendations to the board of directors regarding appropriate compensation awards for directors. The board of directors compensation program is designed to attract, retain and motivate experienced non-employee (outside) directors, to optimize long-term shareholder value and reward members of the board of directors based on the extent of their participation on the board of directors and its committees. Generally, the Governance and Nominating Committee makes an annual recommendation regarding the structure of the non-employee director compensation program, considering the factors described above and considering information regarding director compensation programs for other comparable companies.

In June 2006, the board of directors approved a director compensation policy applicable for Fiscal 2007. The policy provides that non-employee directors shall receive an annual cash payment of $10,000 plus a per-meeting cash fee of $1,000 per board of directors meeting and $500 per committee meeting (for meetings of the Audit, Compensation, Executive, and Governance and Nominating committees), paid after completion of the fiscal year. For Fiscal 2007, non-employee directors also receive an annual grant of nonqualified options to purchase 1,250 shares of common stock (plus 500 additional shares for the chairs of the Audit, Compensation, Executive, and Governance and Nominating committees), with an exercise price equal to the value of the stock at the beginning of the fiscal year and a term of ten years. The director’s annual stock option grant would be cancelled if the director does not attend at least 75% of the board of directors and applicable committee meetings of record for the year, but otherwise are fully vested upon completion of the fiscal year. Compensation amounts are generally subject to prorating for directors whose terms commence or expire during the fiscal year. Further, after the completion of the fiscal year, the Governance and Nominating Committee shall consult with the members of the board of directors, and with management, to assess whether any members of the board of directors may have provided services to us which may not adequately be considered in the compensation determined by the formulae set forth above, and if so, additional cash compensation or stock options may be awarded if approved by the board of directors. In May 2007, the board of directors decided to continue the same director compensation policy for Fiscal 2008. In June 2008, the board of directors completed its evaluation under the above-referenced criteria and approved payment of the awards set forth below for Fiscal 2008

Directors are reimbursed for reasonable expenses incurred in attending board of directors and committee meetings.

DIRECTOR COMPENSATION FOR FISCAL 2008 (paid in Fiscal 2009):

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Kathi Ainsworth-Jones(3)	$14,500	$11,991	$26,491
Marc W. Evanger	$28,500	$8,565	$37,065
John M. Fluke	$25,500	$11,991	$37,491
Lawrence L. Hood	$28,500	$11,991	$40,491
Gregory A. Hubert	$26,000	$8,565	$34,565

(1)	The amounts in this column were calculated with respect to the 2008 fiscal year utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 17 of the Notes to the Consolidated Financial Statements regarding assumptions underlying valuation of equity awards. The full grant date fair value of the Fiscal 2008 awards to each director is as follows:

Name	Option Shares Granted(#)	Option Awards Value($)
Kathi Ainsworth-Jones	1,750	$11,991
Marc W. Evanger	1,250	$8,565
John M. Fluke	1,750	$11,991
Lawrence L. Hood	1,750	$11,991
Gregory A. Hubert	1,250	$8,565

(2)	The aggregate numbers of option awards outstanding for each director in the table set forth above as of March 30, 2008 were as follows:

Name	Aggregate Options Outstanding (#)
Kathi Ainsworth-Jones	3,637
Marc W. Evanger	57,802
John M. Fluke	3,260
Lawrence L. Hood	9,736
Gregory A. Hubert	2,887

(3)	Ms. Ainsworth-Jones resigned as a director effective on December 31, 2007.

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

Report of Compensation Committee on Executive Compensation

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis section of this Form 10-K with the Company’s management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee
Marc Evanger, Chair

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of shares of our common stock, Series A preferred stock and Series B preferred stock as of March 30, 2008 and shows the number of and percentage owned by:

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

	Common Stock			Series A Preferred Stock			Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total		Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	679,150	(2)	20.2%	—	—		—	—
Estate of Keith McCaw	282,984	(3)	5.1%	2,000,000	15.5%		—	—
Marc W. Evanger	71,906	(4)	2.2%	10,000		*	—	—
Kristopher S. Galvin	48,541	(5)	1.5%	—	—		—	—
Lawrence L. Hood	34,608	(6)	1.0%	10,000		*	40,000		*
John K. Buller	26,821	(7)	*	—	—		—	—
Ronald P. Gai	14,624	(8)	*	—	—		—	—
Gregory A. Hubert	7,516	(9)	*	—	—		—	—
John M. Fluke.	6,941	(10)	*	15,000		*	—	—
Mark E. DaCosta	5,832	(11)	*	—	—		—	—
Andrew M. Wynne	2,083	(12)	—	—	—		—	—
Carl W. Pennington, Sr.	—		—	—	—		—	—
John J. Rader	—		—	—	—		—	—

Executive officers and directors as a group (12 persons)	898,022		27.6%	40,000		*	40,000		*

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise of options and warrants that are exercisable within 60 days of March 30, 2008, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. As of March 30, 2008, we had 3,251,891 shares of common stock, 12,930,374 shares of Series A preferred stock, and 3,613,349 shares of Series B preferred stock issued and outstanding.
(2)	Includes 546,091 shares of common stock owned by TTOK, LLC, a limited liability company owned by Mr. O’Keefe and his wife (Mr. O’Keefe contributed his personal shareholdings to TTOK, LLC, in October 2005). Also includes 17,813 shares of common stock held by the O’Keefe Children’s Trust, 9,356 shares of common stock held by the Tully’s Foundation, and 105,890 shares of common stock issuable upon exercise of options and warrants.
(3)	Includes 125,068 shares of common stock issuable upon exercise of options and warrants and 32,500 shares of common stock issuable upon conversion of 2,000,000 shares of Series A preferred stock.
(4)	Includes 69,894 shares of common stock issuable upon exercise of options and warrants and 163 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock.
(5)	Includes 36,042 shares of common stock issuable upon exercise of options.
(6)	Includes 21,828 shares of common stock issuable upon exercise of options and warrants. Also includes 163 shares of common stock issuable upon the conversion of 10,000 Series A preferred stock.
(7)	Includes 26,821 shares of common stock issuable upon exercise of options.
(8)	Includes 13,124 shares of common stock issuable upon exercise of options.
(9)	Includes 2,887 shares of common stock issuable upon exercise of options.
(10)	Includes 3,260 shares of common stock issuable upon exercise of options and warrants and 244 shares of common stock issuable upon conversion of 15,000 shares of Series A preferred stock.
(11)	Includes 5,832 shares of common stock issuable upon exercise of options.
(12)	Includes 2,083 shares of common stock issuable upon exercise of options.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our board of directors recognizes that transactions or other arrangements between us and any of our directors, executive officers or principal shareholders may present potential or actual conflicts of interest. Accordingly, as a general matter, it is our board’s preference to avoid such transactions and other arrangements. Nevertheless, our board recognizes that there are circumstances where such transactions or other arrangements may be in, or not inconsistent with, our best interests. Any transaction, arrangement or relationship in which we will be a participant and the amount involved exceeds $120,000, and in which any related person (directors, executive officers, shareholders owning at least 5% of any class of our voting securities, and the immediate family members or any person sharing the household of any such director, executive officer or shareholder) had or will have a direct or indirect material interest, we will submit to our board of directors for review, consideration and approval. We further expect that the policy will provide for periodic monitoring of pending and ongoing transactions. In approving or rejecting the proposed transaction, our board will consider the relevant facts and circumstances relating to the proposed transaction, arrangement or relationship, including:

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

The following is a summary of transactions since the beginning of Fiscal 2008 to which we have been a party, in which the amount involved exceeded, or will exceed, $120,000 and in which any related person had or will have a direct or indirect material interest, other than compensation arrangements (including employment and change-in-control arrangements) which are described under the section of this report captioned “Compensation Discussion and Analysis.” All of the transactions described below were entered into prior to the adoption of a formal written policy regarding related party transactions.

In July 2007, we established a $10,000,000 credit facility with Benaroya Capital, as described in Note 11 of the Notes to the Consolidated Financial Statements. Our chairman, Tom T. O’Keefe, has guaranteed our obligations under the Benaroya credit facility, and another shareholder (Ms. Mary Kay McCaw, an affiliate of the estate of Mr. Keith McCaw) has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share (these warrants become exercisable on July 12, 2008). We will recognize non-cash warrant costs of approximately $181,400 and the $167,100 commitment fee as loan guaranty costs during the period that this second guaranty is in effect. Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to Benaroya Capital’s demands under these guarantees. We also have agreed not to increase the amount of our Northrim credit facility or grant any other security interest in our assets without the prior written consent of these guarantors.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. Lawrence L. Hood, a member of the Tully’s Board of Directors, is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2008, Tully’s paid approximately $441,000 to Northrim for interest on the amounts borrowed, and the outstanding debt to Northrim at March 30, 2008 was $4,650,000. Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,700 for this service in Fiscal 2008 and $8,200 in Fiscal 2007.

Carl Pennington, Sr. was appointed as a board member, effective as of January 15, 2008 and as Tully’s President, effective as of January 15, 2008. Before joining Tully’s, Mr. Pennington founded Pinnacle Management, a management company, and PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington is a shareholder of Pinnacle Management, which manages Impact Sales, Inc., a grocery broker, and Pinnacle Coffee, a franchisee of six Tully’s franchised stores as of March 30, 2008. Mr. Pennington serves as a board member of Impact Sales, a grocery broker for Tully’s. Impact Sales received $566,000 in fiscal year 2008 from Tully’s as brokerage commission on grocery sales. He receives no compensation from Impact Sales. Carl has no ownership interest in Pinnacle Coffee. Mr. Pennington’s base salary as Tully’s president is $290,000 per year.

The Board has determined that each of Messrs. Evanger, Fluke, Hood and Hubert is an “independent director” as such term is defined under the Marketplace Rules of The NASDAQ Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2008 and Fiscal 2007:

	Fiscal 2008	Fiscal 2007
Audit Fees(1)	$412,500	$152,000
Audit-Related Fees(2)	29,100	30,900
All Other Fees(3)	15,100	14,900

Total Fees	$456,700	$197,800

(1)	Audit services consisted of the examination of our consolidated financial statements, quarterly reviews of interim financial statements and consultation in connection with the evaluation of a possible business integration opportunity and the attempted initial public offering.
(2)	Audit-related fees relate primarily to consultation in connection with the UCC settlement and other various matters.
(3)	Tax services of Moss Adams were for state, federal, and international tax compliance and tax advice services.

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

Consolidated Balance Sheets as of March 30, 2008 and April 1, 2007;

Consolidated Statements of Operations for the years ended March 30, 2008, April 1, 2007, and April 2, 2006;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 30, 2008, April 1, 2007, and April 2, 2006;

Consolidated Statements of Cash Flows for the years ended March 30, 2008, April 1, 2007, and April 2, 2006;

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes.

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on September 16, 2008.

TULLY’S COFFEE CORPORATION

By:	/S/ ANDREW M. WYNNE
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on September 16, 2008 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ CARL W. PENNINGTON, SR. Carl W. Pennington, Sr.	Director, President (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board and Director

/S/ MARC EVANGER Marc Evanger	Director

/S/ JOHN M. FLUKE John M. Fluke	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ ANDREW M. WYNNE Andrew M. Wynne	Vice President and Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)*	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)*	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)*	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)*	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3*	Form of Registration Rights Agreement with Series A Preferred Shareholders

4.4*	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC

Exhibit Number	Description

10.1*	Tully’s 1999 Employee Stock Purchase Plan

10.2*	Tully’s Second Amended and Restated 1994 Stock Option Plan

10.3*	Tully’s 2004 Stock Option Plan

10.4*	Form of Non-Qualified Stock Option Agreement

10.5*	Form of Incentive Stock Option Agreement

10.6*	Form of Founder’s Plan Option Agreement

10.7(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000)

10.7(b)*	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999

10.7(c)*	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000

10.7(d)*	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000

10.7(e)*	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001

10.7(f)*	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002

10.7(g)*	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003

10.7(h)*	Seventh Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated July 23, 2004

10.7(i)*	Eighth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004

10.7(j)*	Ninth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004

10.7(k)*	Tenth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated December 16, 2005

10.8*	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD

10.9*	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin

10.10	Letter of Employment for John D. Dresel (Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004)

10.11	Termination Of Agreement Between Tully’s Coffee and Guarantors Re Kent Central Financing dated August 15, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated August 31, 2005, as filed with the SEC on September 2, 2005)

10.12(a)*	Asset Purchase Agreement by and between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation, dated August 19, 2005

10.12(b)*	First Amendment of Asset Purchase Agreement between Tully’s Coffee Japan Co., Ltd. and Tully’s Coffee Corporation dated August 31, 2005

Exhibit Number	Description

10.13(a)	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.13(b)*	Amendment #1 to Northrim Funding Services Contract of Sale & Security Agreement, dated June 25, 2007

10.14(a)

Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (incorporated by reference to the Registrant’s Quarterly Report on

Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006)

10.14(b)	Amendment #2 to Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services, dated June 25, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.15*	Employment Agreement for John K. Buller dated September 1, 2006.

10.16*	Employment Summary, dated April 15, 2003, as amended September 16, 2005 for Ronald Gai

10.17*	Offer Letter for Robert Martin, dated December 1, 2004

10.18*	Offer Letter for Mark E. DaCosta, dated May 25, 2005

10.19*	15% Senior Subordinated Secured Promissory Note in favor of Benaroya Capital Company, L.L.C. dated April 26, 2007

10.20	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12, 2007, in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.21(a)*	Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated April 25, 2007

10.21(b)	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.21(c)	Form of Guaranty Agreement dated July 12, 2007 between Guarantor and Benaroya Capital (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.22*	Form of Security Agreement in favor of Benaroya Capital Company, L.L.C., dated April 26, 2007 (Filed herewith)

10.23*	Agreement between Tully’s Coffee Corporation and Guarantor Re Benaroya Capital Financing, dated April 25, 2007 (Filed herewith)

10.24*	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007

10.25	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.26	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.27	Settlement Agreement between Tully’s Coffee Corporation and UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.28	Non-Recourse Guaranty by Tully’s Coffee Corporation to and for the benefit of UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.29	Security Agreement by Tully’s Coffee Corporation and Tully’s Coffee Asia Pacific, Inc. in favor of UCC Ueshima Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.30	Amendment to License by Tully’s Coffee Corporation, Tully’s Coffee Asia Pacific, Inc., and UCC Ueshima Co. Ltd. dated January 14, 2008 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

14.1	Tully’s Coffee Corporation Code of Business Conduct (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004)

21.1	Subsidiaries of the Company

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith