Form 10-Q
period 2008-06-29
TULLYS COFFEE CORP
filed 2008-09-18
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☒     Smaller reporting company   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes   ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,255,024
(Title of Each Class)	Number of Shares Outstanding at June 29, 2008

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended June 29, 2008

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
First Quarter Fiscal 2009	13 week period ended June 29, 2008
First Quarter Fiscal 2008	13 week period ended July 1, 2007

Special Note Regarding Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries and joint ventures controlled by the company as “we,” “us,” “our,” “the Company,” or “Tully’s.”

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2008 (unaudited)	March 30, 2008
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,940	$1,271
Accounts receivable, net of allowance for doubtful accounts of $387 and $321 at June 29, 2008 and March 30, 2008, respectively	5,338	5,372
Inventories	1,599	3,929
Prepaid expenses and other current assets	336	737
Assets held for sale	5,139	—

Total current assets	16,352	11,309
Property and equipment, net	3,497	6,741
Goodwill	332	456
Other assets	176	412

Total assets	$20,357	$18,918

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,721	$8,599
Accrued liabilities	4,852	4,404
Credit line and current portion of long-term debt, net of discount	12,132	11,885
Current portion of UCC note payable	1,057	1,027
Current portion of capital lease obligations	3	23
Deferred revenue	2,942	2,803
Liabilities held for sale	59	—

Total current liabilities	28,766	28,741
Long-term debt, net of discount and current portion	—	10
UCC note payable, net of current portion	2,356	2,310
Capital lease obligation, net of current portion	—	30
Other liabilities	443	442
Deferred lease costs	686	809

Total liabilities	32,251	32,342

Minority Interest	6,000	6,000

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,918,374 (June 29, 2008) and 12,930,374 (March 30, 2008) issued and outstanding, with a liquidation preference of $32,296 (June 29, 2008) and $32,326 (March 30, 2008)	28,756	28,783
Common stock, no par value; 120,000,000 shares authorized; 3,255,024 (June 29, 2008) and 3,251,891 (March 30, 2008) shares issued and outstanding, with a liquidation preference of $58,590 (June 29, 2008) and $58,534 (March 30, 2008)	19,149	19,100
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,603,349 (June 29, 2008) and 3,613,349 (March 30, 2008) issued and outstanding, with a liquidation preference of $9,008 (June 29, 2008) and $9,033 (March 30, 2008)	7,986	8,009
Additional paid-in capital	29,818	29,719
Subscription receivable	—	(3,000)
Accumulated deficit	(103,603)	(102,035)

Total stockholders’ deficit	(11,894)	(13,424)

Total liabilities and stockholders’ deficit	$20,357	$18,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended
	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$10,830	$10,489
Specialty sales of products	—	158

Total sales of products	10,830	10,647
Licenses, royalties, and fees	52	87
Recognition of deferred licensing revenue	—	360

Net sales	10,882	11,094

Cost of goods sold and operating expenses
Retail cost of goods sold	3,889	3,902
Retail occupancy expenses	1,355	1,328

Total retail cost of goods sold and related occupancy expenses	5,244	5,230
Specialty cost of goods sold	—	161

Cost of goods sold and related occupancy expenses	5,244	5,391
Store operating expenses	4,525	4,730
Other operating expenses	200	184
Marketing, general and administrative costs	1,936	2,431
Depreciation and amortization	612	805
Store closure and lease termination costs	181	—

Total cost of goods sold and operating expenses	12,698	13,541

Operating loss from continuing operations	(1,816)	(2,447)
Other income (expense)
Interest expense	(720)	(316)
Miscellaneous income	(5)	1
Loan guarantee fee expense	(77)	—

Total other income (expense)	(802)	(315)

Loss from continuing operations before income taxes	(2,618)	(2,762)
Income taxes	(2)	—

Loss from continuing operations	$(2,620)	$(2,762)

Discontinued operations (Note 3)
Income from discontinued operations	1,052	568
Income taxes	—	—

Income from discontinued operations	$1,052	$568

Net loss	$(1,568)	$(2,194)

Continuing operations—basic and diluted
Continuing operations—basic	$(0.80)	$(1.08)
Continuing operations —diluted	$(0.80)	$(1.08)
Discontinued operations—basic and diluted
Discontinued operations—basic	$0.32	$0.22
Discontinued operations—diluted	$0.16	$0.09
Loss per share—basic and diluted
Loss per share—basic	$(0.48)	$(0.86)
Loss per share—diluted	$(0.64)	$(0.99)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,255	2,560
Loss per share—diluted	6,463	6,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Week Periods Ended
	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,568)	$(2,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612	805
Store closure and lease termination costs	181	—
Employee stock option compensation expense	63	117
Non-cash interest expense (accretion of debt discount)	289	104
Provision for doubtful accounts	73	46
Loan guarantee fee expense	77	—
Recognition of deferred license revenues	—	(360)
Changes in assets and liabilities
Accounts receivable	(39)	127
Inventories	423	(819)
Prepaid expenses and other assets	271	(577)
Accounts payable	(870)	(120)
Accrued liabilities	295	205
Deferred revenue	139	54
Deferred lease costs	(124)	(82)

Net cash used in operating activities	(178)	(2,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187)	(288)
Proceeds from sale of property and equipment	1	—

Net cash used in investing activities	(186)	(288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) under Northrim credit facility	128	(1,519)
Net borrowing (payments) under Benaroya credit facility	—	3,900
Payments on long-term debt and capital leases	(95)	(135)
Minority interest contribution in joint venture	3,000	—
Proceeds from exercise of warrants and stock options	—	328

Net cash provided by financing activities	3,033	2,574

Net increase (decrease) in cash and cash equivalents	2,669	(408)
Cash and cash equivalents at beginning of period	1,271	1,430

Cash and cash equivalents at end of period	$3,940	$1,022

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$720	$95
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$36	$55
Warrant issued for loan commitment fee	$—	$109
Discount recorded from note proceeds	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 29, 2008 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Minority Interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except share data)
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$6,000	$(13,424)
Series A Preferred stock converted to common stock	(12,000)	(27)			1,696	27					—
Series B Preferred stock converted to common stock			(10,000)	(22)	1,250	22					—
Exercise of stock options					187	—					—
Stock option expense							63				63
Accrued expense paid through grant of stock options							36				36
Receipt of subscription receivable								3,000			3,000
Net loss									(1,568)		(1,568)

Balance, June 29, 2008	12,918,374	$28,756	3,603,349	$7,986	3,255,024	$19,149	$29,818	$—	$(103,603)	$6,000	$(11,894)

TULLY’S COFFEE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Tully’s Coffee Corporation and its consolidated subsidiaries and joint ventures controlled by the Company. In these condensed consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to Tully’s Coffee Corporation.

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended June 29, 2008 (“First Quarter Fiscal 2009”) and the thirteen week period ended July 1, 2007 (“First Quarter Fiscal 2008”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 30, 2008, filed with the SEC on September 17, 2008 (the “Fiscal 2008 Form 10-K”).

Recent Developments

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives during the past seven months. As a result of this process, on September 15, 2008, Tully’s and its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”), entered into an Asset Purchase Agreement (the “GMCR Agreement”). Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We plan to use the proceeds from the transaction to improve our liquidity, repay our indebtedness, and to fund our domestic retail and specialty businesses.

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders will continue to own and its executive management team will continue to operate the company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

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

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net loss or financial position.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning March 31, 2008. The adoption of SFAS 157 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures. See also discussion of the interpretation of this pronouncement below.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. SFAS 159 also requires entities to display the fair value of the selected assets and liabilities on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements of other accounting standards, including fair value measurement disclosures in SFAS 157. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

2. Disposal of Long-Lived Assets

Assets Held for Sale

During the first quarter of Fiscal 2009, management committed to a plan, that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business and entered into negotiations with GMCR for the sale of Tully’s business names, trademarks, and wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

The table below summarized the major categories of assets and liabilities held for sale at June 29, 2008:

June 29, 2008 (unaudited)
(dollars in thousands)
Assets Held for Sale
Inventory	1,915
Prepaid expenses and other current assets	77
Property and equipment, net	2,825
Goodwill	124
Other intangible assets, net	198

Total Assets Held for Sale	5,139

Liabilities Held for Sale
Long-term debt	16
Capital lease obligations	43

Total Liabilities Held for Sale	59

3. Discontinued Operations

The Company classified the results of operations for the wholesale business in discontinued operations, in accordance with the guidance provided in SFAS 144.

The operating results of discontinued operations for the wholesale segment included in the accompanying consolidated statements of operations are as follows:

	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands)
Net Sales	$7,964	$5,696
Income before income taxes	1,052	568
Income taxes	—	—

Income from discontinued operations	$1,052	$568

4. Liquidity

The Company’s independent registered public accounting firm issued an audit report dated September 16, 2008 pertaining to the Company’s consolidated financial statements for the year ended March 30, 2008 included in our annual report on Form 10-K that contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern as a result of a maturing short-term credit facilities, recurring losses from operations and accumulated deficit. The Company’s ability to continue as a going concern is subject to the Company’s ability to obtain additional equity or credit financing, which may or may not be available to consummate a strategic transaction, or both. The accompanying consolidated financial statements are prepared assuming that the Company will continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 29, 2008 we had cash and cash equivalents of $3,940,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $12,093,000 as of June 29, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at June 29, 2008 (see Note 5), we had current liabilities of $16,614,000 as compared to current assets of $11,213,000 at June 29, 2008.

Subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date

The transaction is expected to close before the end of the calendar year.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the APA, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

Our $10,000,000 credit facility with Benaroya Capital, was due on August 31, 2008. Subsequent to the balance sheet date, on September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement (the “Forbearance Agreement”). Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale division would be used to fully repay the outstanding balance on the Benaroya facility.

Our Northrim credit line ($4,778,000 in principal amount outstanding at June 29, 2008) is generally subject to annual renewals and will mature on October 31, 2008. In order to satisfy our obligations under the Benaroya and Northrim facilities and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them. Proceeds from the sale of the wholesale business would be used to fully repay the Northrim credit line.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores and equipment. Some of these capital expenditures may be accomplished through operating or capital leases.

If the sale of the wholesale business to GMCR is not completed and additional financing is not obtained, we would likely be required to substantially reduce expenditures of our business. Further, changes in our operating plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt, equity financing, or sale of assets on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our financial condition and results of operations.

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

5. Credit lines and long term debt

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

Interest accrues on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. Borrowings under the Benaroya credit facility are secured by all of Tully’s assets but are subordinate to Northrim’s existing lien on accounts receivable and inventory. The Benaroya Capital warrants became exercisable on April 26, 2008, and will expire during 2012.

Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants became exercisable on July 12, 2008). Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our secured credit facility with Northrim (the “Northrim Facility”) or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility are classified as a short-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

The Benaroya Note was due on August 31, 2008. The Company and Benaroya Capital entered into the Forbearance Agreement on September 11, 2008. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya facility.

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

First Quarter Fiscal 2009 ended June 29, 2008 (unaudited)
(dollars in thousands)
Debt discount on Benaroya credit facility as of March 30, 2008	411
Less—accretion of discount included in interest expense for the First Quarter Fiscal 2008	(244)

Debt discount on Benaroya credit facility as of June 29, 2008	$167

On June 22, 2005, Tully’s entered into the Northrim Facility. On August 1, 2008, the credit facility was renewed until October 31, 2008, unless terminated earlier by either party. Under this credit facility, Tully’s may borrow up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 6.0% and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

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

First Quarter Fiscal 2009 ended June 29, 2008 (unaudited)
(dollars in thousands)
Debt discount on UCC Note Payable as of March 30, 2008	$690
Less—accretion of discount included in interest expense for the First Quarter Fiscal 2008	(45)

Debt discount on UCC Note Payable as of June 29, 2008	$645

Obligations under credit lines and long-term debt consist of the following:

	June 29, 2008 (unaudited)	March 30, 2008
	(dollars in thousands)
Borrowings under the Northrim facility	$4,778	$4,650
Borrowings under the Benaroya credit facility, net of unaccreted discount of $167,000 and $411,000, respectively	7,315	7,071
Note payable for the settlement of the UCC litigation, net of unaccreted discount of $645,000 and $690,000 respectively	$3,413	$3,337
Note payable for purchase of insurance, payable in monthly installments of approximately $42,000 and $41,000 including interest at 5.53% and 5.50%, through September 2008 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	39	155
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	—	19

	15,545	15,232
Less: Current portion	(13,189)	(12,912)

Long-term debt, net of current portion	$2,356	$2,320

Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya and Northrim facilities.

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

Minimum future rental payments under noncancellable operating leases as of June 29, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$3,406
2010	3,938
2011	2,383
2012	1,238
2013	898
Thereafter	1,082

Total	$12,945

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$180
2010	142
2011	55
2012	43

Total	$420

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of June 29, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$3
2010	1
2011	—
2012	—

Total minimum lease payment	4
Less: Amount representing future interest	(1)

Present value of net minimum lease payments under capital leases	$3

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of June 29, 2008, we had approximately $2,670,000 of contracts with fixed-price coffee purchase commitments which are not expected to result in a purchase price or commitment above the fair market value of the related goods. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. On September 14, 2006, the Court granted final approval of a settlement agreement between the parties and dismissed the suit with prejudice. Under the settlement, Tully’s agreed to annually make cash payments and issue shares of its common stock to the settlement class during a three year period starting in October 2006. In October 2006 and October 2007, Tully’s issued 7,000 and 11,719 shares of common stock respectively and paid $164,000 and $266,000 respectively, to the settlement class. Under the settlement, Tully’s was obligated as of June 29, 2008 to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (thousands)
To be issued and paid in October 2008	11,719	$266
To be issued and paid in October 2009	7,031	159

Total	18,750	$425

In December 2007 a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of June 29, 2008 for estimated legal fees in order to defend this litigation.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of June 29, 2008 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
	(unaudited)	(unaudited)	(unaudited)
Issued with Series A Preferred Stock investment units	617,309	617,309	$2.64
Issued to guarantors of debt	184,922	91,731	$0.40
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	13,359	13,359	$0.08-$2.64

Totals	935,590	842,399

The weighted average exercise price for the outstanding warrants at June 29, 2008 was $1.85 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)
Weighted average risk free interest rate	1.91%	4.87%
Expected dividend yield	0%	0%
Expected lives	3 years	3 years
Weighted average expected volatility	80%	95%
Weighted average fair value at date of grant	$5.93	$6.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2008 and Fiscal 2009 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $63,000 and $117,000 for the First Quarter Fiscal 2009 and First Quarter Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of June 29, 2008, we had approximately $606,000 of total unrecognized compensation cost related to the 156,681 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of June 29, 2008 options for 653,493 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 538,109 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

The following table summarizes activity under our stock option plans for the period March 30, 2008 through June 29, 2008:

	Number of Shares	Weighted-average exercise price per share
Outstanding at March 30, 2008	659,724	$5.64
Granted	6,500	11.28
Exercised	(187)	0.08
Forfeited	(12,544)	9.78

Outstanding at June 29, 2008	653,493	$5.68

Exercisable or convertible at the end of the period	538,109	$4.41

The aggregate intrinsic value of options outstanding at June 29, 2008 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 370,134 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors, of our common stock at June 29, 2008.

The total intrinsic value of options exercised during the First Quarter Fiscal 2009 and First Quarter Fiscal 2008 was $2,000 and $442,000, respectively.

8. Stockholders’ Equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At June 29, 2008, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of June 29, 2008.

During Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders have requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the First Quarter Fiscal 2009 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock that will be reflected in the financial statements for our fiscal quarter ending September 28, 2008.

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

As a result of the Company’s decision in the first quarter of Fiscal 2009 to exit the wholesale business, the wholesale business has been classified as discontinued operations in the Company’s Consolidated Statement of Operations for all periods presented. In addition, the wholesale assets and liabilities have been classified as held for sale in the Company’s Consolidated Balance Sheet as of June 29, 2008.

Our net sales are comprised as follows:

	Thirteen Week Periods Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Sales in the United States	$10,830	$10,489
International sales	—	519

	$10,830	$11,008

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$10,830	$10,489
Specialty division	52	605

	$10,882	$11,094

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$879	$529
Specialty division	(148)	260
Corporate and other expenses	(1,940)	(2,430)

Loss before interest, taxes, depreciation and amortization of continuing operations	(1,209)	(1,641)
Depreciation and amortization	(612)	(805)
Interest income, interest expense, and loan guarantee fees	(797)	(316)
Income taxes	(2)	—

Loss from continuing operations	(2,620)	(2,762)
Income from discontinued operations, net of tax	1,052	568

Net loss	$(1,568)	$(2,194)

Depreciation and amortization
Retail division	$412	$574
Wholesale division	47	71
Specialty division	* *	* *
Corporate and other expenses	153	160

Total depreciation and amortization	$612	$805

**	Amounts are less than $1,000.

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

	Thirteen Week Periods Ended
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(2,620)	$(2,762)
Income from discontinued operations	1,052	568

Net loss for basic loss per share	$(1,568)	$(2,194)

Weighted average shares used in computing basic loss per share	3,255	2,560
Basic loss per share from continuing operations	$(0.80)	$(1.08)
Basic loss per share from discontinued operations	0.32	0.22

Basic loss per share	$(0.48)	$(0.86)

Computation of diluted loss per share
Loss from continuing operations	$(2,620)	$(2,762)
Income from discontinued operations	1,052	568

Net loss for diluted loss per share	$(1,568)	$(2,194)
Weighted average shares used in computing diluted loss per share	6,463	6,256
Diluted loss per share from continuing operations	$(0.80)	$(1.08)
Diluted loss per share from discontinued operations	0.16	0.09

Diluted loss per share	$(0.48)	$(0.86)

Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	3,255	2,560
Total common share equivalent instruments for computing diluted loss per share	—	—

Weighted average shares used in computing diluted loss per share	3,255	2,560

11. Subsequent Event

On August 1, 2008 the Company executed amendments to its secured credit facility with Northrim Funding Services. The Northrim Facility provides a credit facility of up to $5,000,000, subject to the amount of eligible accounts receivable and inventories. The extended term of the agreement is until October 31, 2008, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus 6.0% and are secured by the company’s inventories and the assignment, with recourse, of the company’s accounts receivable. Fees in the amount of $12,500 were paid to Northrim in relation to the extension of the Northrim Facility.

The Benaroya credit facility ($7,315,000 in principal amount outstanding at June 29, 2008, (net of discount) was established as a short-term “bridge” financing to meet business needs prior to the anticipated completion of our proposed public stock offering in 2007. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests.

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

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended June 29, 2008 (“First Quarter Fiscal 2009”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed with the SEC on September 17, 2007 (the “Fiscal 2008 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, coffee and other raw materials prices and availability, successful execution of our business and financing plans, the impact of competition, the effect of legal proceedings, the success of our franchisees and licensees, and others described in the “Risk Factors” section of our Fiscal 2008 Form 10K and elsewhere in this report.

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

Subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, entered into an Asset Purchase Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date

The GMCR Agreement contemplates that, at the closing, GMCR will grant Tully’s a license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, and that the parties will enter into an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team will continue to own and operate the company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

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

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, entered into an Asset Purchase Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date. Expected proceeds from the sale of the wholesale business would be used to fully repay the outstanding balance of on the Benaroya facility and the Northrim credit line.

Trends in Our Business

Retail Division.

Tully’s has 91 company-operated retail stores and 65 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah and Wyoming. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations. The ongoing goal of our retail division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to optimize shareholder value. During Fiscal 2008 we opened six company-operated stores and we have opened three new company-operated stores during the First Quarter Fiscal 2009. During the remainder of Fiscal 2009, we do not expect to open company-operated stores.

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

We have emphasized growth in our wholesale business as an important and less capital intensive complement to our retail business. In each of the past five years, we have grown our wholesale business by expanding our distribution footprint, acquiring new customers in existing territories, executing ongoing marketing, promotional and display programs and by introducing and selling new products through mail-order and Internet channels.

During the first quarter of Fiscal 2009, management committed to a plan that was approved by the Company’s Board of Directors during June 2008, to exit the wholesale business and entered into negotiations with GMCR for the sale of the wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale in and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also benefits our wholesale business both directly (we wholesale our products to franchisees) and indirectly (by extending our brand and promoting consumer familiarity with Tully’s products). At June 29, 2008 there were 65 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

We have recently undertaken a strategic review of our specialty business. As a result, we are implementing initiatives to improve our specialty operations. The ongoing goal of our specialty division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to optimize shareholder value.

Revenue Trends

We produce revenues in the U.S. from our retail, wholesale and U.S. specialty operations. Our quarterly U.S. revenues increased from $10,489,000 in first quarter of Fiscal 2008 to $10,830,000 in first quarter of Fiscal 2009, or 3.3%.

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, culminating in the Japan Rights sale in Fiscal 2006. Our quarterly international (foreign) sales decreased from $519,000 in first quarter of Fiscal 2008 to $0 in first quarter of Fiscal 2009, or 100%.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During First Quarter Fiscal 2009, we experienced cost increases associated with higher costs for dairy, paper and baked goods, as well as higher energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales.

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base. We also incur legal and compliance costs in connection with our franchising operations. U.S. franchising costs continue to decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to decrease as we initiate a limited number of retail programs.

Our general and administrative costs are less discretionary than our marketing costs. We have determined that we can scale back our development and support spending and maintain a steady level of support to our operations. During Fiscal 2009, we continued to reduce our administrative staff by several positions and implemented other cost savings initiatives.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and reconciliation to the reported amounts for net loss (unaudited, dollars in thousands):

	Thirteen Week Periods Ended
	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands)
Net loss	$(1,568)	$(2,194)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	797	316
Depreciation and amortization	612	805
Income taxes	2	—

EBITDA loss	(157)	(1,073)
Add back (deduct) amounts for computation of Adjusted EBITDA
Severance costs	37	—

Adjusted EBITDA (loss)	$(120)	$(1,073)

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirteen Week Periods Ended
	June 29, 2008	July 1, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	93	90
New stores	—	—
Closed stores	(2)	—

End of the period	91	90

Franchisee-operated stores
Stores at beginning of the period	58	38
New stores	9	3
Closed stores	(2)	—

End of the period	65	41

Total company-operated and franchised stores
Stores at beginning of the period	151	128
New stores	9	3
Closed stores	(4)	—

End of the period	156	131

STORE LOCATIONS BY STATE (end of period):
Washington	96	81
California	25	27
Arizona	13	13
Idaho	11	7
Oregon	4	3
Montana	4	—
Utah	2	—
Wyoming	1	—

TOTAL	156	131

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	*	*	*

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

*	Not applicable.

Results of Operations

During the first quarter of Fiscal 2009, management committed to a plan, that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business and entered into negotiations with GMCR for the sale of its wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale in and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

	Thirteen Week Periods Ended
	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
	(dollars in thousands)
Net Sales
Retail store sales	$10,830	$10,489
Specialty—International product sales	—	158

Total sales of products	10,830	10,647
Specialty—U.S. franchising licenses, royalties and fees	52	87
Specialty—Recognition of deferred revenue	—	360

Total net sales	$10,882	$11,094
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,889	$3,902
Retail occupancy expenses	1,355	1,328
Specialty	—	161

Total	$5,244	$5,391
Operating Expenses
Store operating expenses	$4,525	$4,730
Other operating expenses:
Specialty—U.S. franchising expenses	122	108
Specialty—International division expenses (income)	78	76

Total other operating expenses	$200	$184

Marketing, general and administrative expenses	$1,936	$2,431
Other Data
EBITDA loss	$(157)	$(1,073)
Adjusted EBITDA (loss)	$(120)	$(1,073)

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended
	June 29, 2008 (unaudited)	July 1, 2007 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	99.5%	94.6%
Specialty—International product sales	0.0%	1.4%

Total sales of products	99.5%	96.0%
Specialty—Licenses, royalties and fees	0.5%	0.8%
Specialty—Recognition of deferred revenue	0.0%	3.2%

Total net sales	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	35.9%	37.2%
Retail occupancy expenses	12.5%	12.7%
Store operating expenses	41.8%	45.1%
Marketing, general and administrative expenses as percent of Total Net Sales	10.27%	14.5%

First Quarter Fiscal 2009 Compared To First Quarter Fiscal 2008

Net Sales

Total net sales decreased $212,000 or 1.9% to $10,882,000 for the First Quarter Fiscal 2009, as compared to $11,094,000 for the First Quarter Fiscal 2008. Sales of products increased $183,000 or 1.7% to $10,830,000 for the First Quarter Fiscal 2009, as compared to $10,647,000 for the First Quarter Fiscal 2008. Sales of products increased $341,000 for sales from company-operated retail stores. Licenses, royalties and fees decreased $35,000 or 40.2% to $52,000 as compared to $87,000 for the First Quarter Fiscal 2008. Recognition of deferred licensing revenue decreased $360,000 or 100% to $0 for the First Quarter Fiscal 2009, as compared to $360,000 for the First Quarter Fiscal 2008.

The divisional increase in net sales was comprised as follows:

Total company First Quarter Fiscal 2009 compared to First Quarter Fiscal 2008 (dollars in thousands)	Increase in Net Sales
Retail	$341
Specialty	(553)

Total company	$(212)

The retail sales increase represented a 3.3% increase compared to the First Quarter Fiscal 2008. For the First Quarter Fiscal 2009 comparable retail store sales fell 0.4%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase First Quarter Fiscal 2009 compared to First Quarter Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$(36)
Sales increase from new stores	610
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(233)

Total retail division	$341

Specialty net sales decreased $553,000, or 91.4%, to $52,000 for the First Quarter Fiscal 2009 from $605,000 for the First Quarter Fiscal 2008. The decrease reflects our write-off of deferred licensing costs in the fourth quarter of Fiscal 2008 as well as a reduction in licensing fees received in First Quarter Fiscal 2009.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $147,000, or 2.7%, to $5,244,000 for the First Quarter Fiscal 2009 as compared to First Quarter Fiscal 2008. Cost of goods sold and related occupancy costs decreased to 48.4% of total sales of products for the First Quarter Fiscal 2009, compared to 50.6% in the corresponding period last year due to the decrease in specialty product sales. Retail occupancy cost of goods sold decreased from 12.7% in the First Quarter Fiscal 2008 to 12.5% in the First Quarter Fiscal 2009, reflecting the closing of stores with higher occupancy costs in Fiscal 2009, opening of stores with lower relative occupancy costs.

Store operating expenses decreased $205,000, or 4.3%, to $4,525,000 in First Quarter Fiscal 2009 from $4,730,000 in First Quarter Fiscal 2008 primarily related to a reduction in labor costs by $168,000. As a percentage of retail sales, store operating expenses decreased to 41.8% for First Quarter Fiscal 2009 compared to 45.1% for First Quarter Fiscal 2008.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $16,000 or 8.7% to $200,000 during First Quarter Fiscal 2009 from $184,000 in First Quarter Fiscal 2008. The increase reflects the higher level of retail sales in the current period.

Marketing, general and administrative costs decreased $495,000 or 20.4%, to $1,936,000 during the First Quarter Fiscal 2009 from $2,431,000 in the First Quarter Fiscal 2008. This decrease was primarily due to a $203,000 decrease in overhead labor costs and a $139,000 reduction in marketing costs in First Quarter Fiscal 2009.

Depreciation and amortization expense decreased $193,000, or 24.0%, to $612,000 for the First Quarter Fiscal 2009 from $805,000 for the First Quarter Fiscal 2008, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $404,000 to $720,000 for the First Quarter Fiscal 2009 as compared to $316,000 for the First Quarter Fiscal 2008, primarily as the result of interest expense associated with the Benaroya Note (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Income Taxes

Income taxes increased $2,000 from $0 for the First Quarter Fiscal 2008 to $2,000 for the First Quarter Fiscal 2009, reflecting a franchise state tax paid in the First Quarter Fiscal 2008.

Net Loss

As a result of the factors described above, we had a loss of $1,568,000 for the First Quarter Fiscal 2009 as compared to the net loss of $2,194,000 for the First Quarter Fiscal 2008, an improvement of $808,000 or 36.8%.

EBITDA

As a result of the factors described above, we had EBITDA loss of $157,000 for the First Quarter Fiscal 2009 as compared to EBITDA loss of $1,073,000 during the First Quarter Fiscal 2008, an improvement of $916,000 or 85.4%.

Adjusted EBITDA

As a result of the factors described above, we had Adjusted EBITDA loss of $120,000 for the First Quarter Fiscal 2009 as compared to Adjusted EBITDA loss of $1,073,000 during the First Quarter Fiscal 2008, an increase of $953,000 or 88.8%.

Discontinued Operations

Net sales of the wholesale business, which was included in discontinued operations, increased $2,268,000 or 39.8% to $7,964,000 for the First Quarter Fiscal 2009, as compared to $5,696,000 for the First Quarter Fiscal 2008. The increase reflects a $1,509,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and an $875,000 increase in our core grocery channel, partially offset by lower sales of our Bellaccino bottled beverages.

Wholesale cost of goods sold increased from 68.7% of wholesale sales in the First Quarter Fiscal 2008 to 70.2% in the First Quarter Fiscal 2008 reflecting an increase in K-Cup sales which generally have higher cost of goods sold than products sold in our other channels. Other operating expenses remained consistent at $1,024,000 in both the First Quarter Fiscal 2008 and First Quarter Fiscal 2009.

Income from discontinued operations increased $484,000 or 85.2% to $1,052,000 for the First Quarter Fiscal 2009, as compared to $568,000 for the First Quarter Fiscal 2008. This increase is primarily related to our ability to keep our operating expenses constistent while increasing our net sales by 39.8%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	First Quarter Fiscal 2009	First Quarter Fiscal 2008
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,568)	$(2,194)
Adjustments for depreciation and other non-cash operating statement amounts	1,295	712

Net loss adjusted for non-cash operating statement amounts	(273)	(1,482)
Cash provided by other changes in assets and liabilities	95	(1,212)

Net cash used in operating activities	(178)	(2,694)

	Fiscal 2009	Fiscal 2008
Purchases of property and equipment	(187)	(288)
Minority Interest in joint venture	3,000	—
Other investing activities	1	—
Net borrowings of debt and capital leases	33	2,246
Proceeds from warrant and stock option exercise	—	328

Net increase (decrease) in cash and cash equivalents	$2,669	$(408)

Overall, our operating activities, investing activities, and financing activities provided $2,669,000 of cash during the First Quarter Fiscal 2009 as compared to used $408,000 of cash used during the First Quarter Fiscal 2008.

Cash used in operating activities for First Quarter Fiscal 2009 was $178,000, a change of $2,516,000 compared to First Quarter Fiscal 2008 when operating activities used cash of $2,694,000. During the First Quarter Fiscal 2009, we used proceeds from our credit facility and increased accounts payable to fund increased levels of inventory and accounts receivable.

Investing activities used cash of $186,000 in the First Quarter Fiscal 2009 as compared to $288,000 in the First Quarter Fiscal 2008, primarily as the result of decreased purchases of property and equipment related to new store openings.

Financing activities provided cash of $3,033,000 in the First Quarter Fiscal 2009 and provided cash of $2,574,000 in the First Quarter Fiscal 2008. During the First Quarter Fiscal 2009, we received proceeds of $3,000,000 in relation to the capital contribution due from Asia Food Culture Management Pte, Ltd (“AFCM”) to the joint venture called Tully’s Coffee Asia Pacific Partner, LP formed in the fourth quarter of Fiscal Year 2008.

Contractual Commitments

We did not have any off-balance sheet arrangements as of June 29, 2008. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of June 29, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Northrim facility(1)	$4,778	$4,778	$—	$—	$—
Benaroya credit facility(1)	7,482	7,482	—	—	—
UCC Note Payable	4,000	1,000	3,000	—	—
Other debt	55	48	7	—	—
Capital leases	46	16	30	—	—
Store operating leases	12,945	3,406	6,321	2,136	1,082
Green coffee purchases(2)	2,670	2,670	—	—	—

	$31,976	$19,400	$9,358	$2,136	$1,082

(1)	The Northrim facility and Benaroya credit facility expire in October 2008 and August 2008 respectively, but may become due sooner in some circumstances. See Note 5 of the Notes to the Condensed Consolidated Financial Statements. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into the Forbearance Agreement, pursuant to which Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business will be used to fully repay the Northrim and Benaroya facilities.

(2)	As of June 29, 2008, we had approximately $2,670,000 of coffee purchase contracts with fixed-price coffee purchase commitments.

Liquidity and Capital Resources

As of June 29, 2008 we had cash and cash equivalents of $3,940,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $12,093,000 as of June 29, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at June 29, 2008 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), we had current liabilities of $16,614,000 as compared to current assets of $11,213,000 at June 29, 2008.

Subsequent to the balance sheet date, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date.

The transaction is expected to close before the end of the calendar year.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the APA, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs

Consistent with our past disclosure and in light of the proposed sale of our wholesale business to GMCR, we continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to optimize the value of the company to our shareholders, including the sale of our retail and international businesses.

Our $10,000,000 credit facility with Benaroya Capital, was due on August 31, 2008. Subsequent to the balance sheet date on September 11, 2008, the Company and Benaroya Capital agreed to enter into a Forbearance Agreement. Under the Forbearance Agreement, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests.

Our Northrim credit line ($4,778,000 in principal amount outstanding at June 29, 2008) is generally subject to annual renewals. The Benaroya and Northrim facilities mature August 31, 2008 and October 31, 2008, respectively, and, in order to satisfy these obligations and our other business requirements, Tully’s believes it will be necessary to (i) raise equity capital and use some of the proceeds for repayment of these debt obligations, (ii) replace them with other credit facilities, or (iii) renew them. Proceeds from the sale of the wholesale division would be used to fully repay the Northrim credit line upon successful closing.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of June 29, 2008, we had approximately $2,670,000 in fixed price purchase commitments. Since June 29, 2008, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $1,500,000 to $1,600,000 annually if we were unable to adjust our retail prices.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on this evaluation, management identified the two following significant deficiencies as defined by the PCAOB as of June 29, 2008:

LATE FILING: The Company was not able to complete all necessary items required to file a complete Form 10-Q in the required timeframe.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our first quarter ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of June 29, 2008 for estimated legal fees in order to defend this litigation.

In addition, from time to time, we become involved in various legal proceedings in the ordinary course of business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

The section entitled “Risk Factors” in our Fiscal 2008 Form 10-K contains forward-looking statements, which are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those described in that section and elsewhere in this report. You should consider these risks in evaluating our financial outlook.

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

Tully’s issued and sold securities in the transactions described below during First Quarter Fiscal 2009.

Conversion of Series A Preferred Shares—One holder of our Series A preferred shares converted 12,000 of their Series A preferred shares into an aggregate of 1,696 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares—One holder of our Series B preferred shares converted 10,000 of their Series B preferred shares into an aggregate of 1,250 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)*	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)*	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)*	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)*	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3*	Form of Registration Rights Agreement with Series A Preferred Shareholders

Exhibit Number	Description

4.4*	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC

10.25	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.26	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.27	Settlement Agreement between Tully’s Coffee Corporation and UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.28	Non-Recourse Guaranty by Tully’s Coffee Corporation to and for the benefit of UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.29	Security Agreement by Tully’s Coffee Corporation and Tully’s Coffee Asia Pacific, Inc. in favor of UCC Ueshima Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.30	Amendment to License by Tully’s Coffee Corporation, Tully’s Coffee Asia Pacific, Inc., and UCC Ueshima Co. Ltd. dated January 14, 2008 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on September 17, 2008.

TULLY’S COFFEE CORPORATION

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)*	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)*	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)*	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

Exhibit Number	Description

4.2(d)*	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3*	Form of Registration Rights Agreement with Series A Preferred Shareholders

4.4*	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC

10.25	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.26	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.27	Settlement Agreement between Tully’s Coffee Corporation and UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.28	Non-Recourse Guaranty by Tully’s Coffee Corporation to and for the benefit of UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.29	Security Agreement by Tully’s Coffee Corporation and Tully’s Coffee Asia Pacific, Inc. in favor of UCC Ueshima Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.30	Amendment to License by Tully’s Coffee Corporation, Tully’s Coffee Asia Pacific, Inc., and UCC Ueshima Co. Ltd. dated January 14, 2008 (Filed with the Registrant’s Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith