Form 10-Q
period 2008-09-28
TULLYS COFFEE CORP
filed 2008-11-12
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 28, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☐         Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,255,024
(Title of Each Class)	Number of Shares Outstanding at September 28, 2008

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended September 28, 2008

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
Second Quarter Fiscal 2009	13 week period ended September 28, 2008
Second Quarter Fiscal 2008	13 week period ended September 30, 2007
Six Months Fiscal 2009	26 week period ended September 28, 2008
Six Months Fiscal 2008	26 week period ended September 30, 2007

Special Note Regarding Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries and joint ventures controlled by the company as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by that section. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import. These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and referenced in “Risk Factors” and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations. These forward-looking statements include, among other things, statements regarding our plans and expectations for new store openings, comparable store sales growth, increasing margins and growing our franchise business.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2008 (unaudited)	March 30, 2008
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,573	$1,271
Accounts receivable, net of allowance for doubtful accounts of $460 and $321 at September 28, 2008 and March 30, 2008, respectively	5,828	5,372
Inventories	837	3,929
Prepaid expenses and other current assets	277	737
Assets held for sale	5,565	—

Total current assets	16,080	11,309
Property and equipment, net	3,169	6,741
Goodwill	332	456
Other assets	238	412

Total assets	$19,819	$18,918

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,745	$8,599
Accrued liabilities	4,828	4,404
Credit line and current portion of long-term debt, net of discount	11,940	11,885
Current portion of UCC note payable	1,088	1,027
Current portion of capital lease obligations	3	23
Deferred revenue	3,081	2,803
Liabilities held for sale	53	—

Total current liabilities	28,738	28,741
Long-term debt, net of discount and current portion	—	10
UCC note payable, net of current portion	2,402	2,310
Capital lease obligation, net of current portion	—	30
Other liabilities	443	442
Deferred revenue	357	—
Deferred lease costs	512	809

Total liabilities	32,452	32,342

Minority Interest	6,000	6,000

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,918,374 (September 28, 2008) and 12,930,374 (March 30, 2008) issued and outstanding, with a liquidation preference of $32,296 (September 28, 2008) and $32,326 (March 30, 2008)	28,756	28,783
Common stock, no par value; 120,000,000 shares authorized; 3,255,024 (September 28, 2008) and 3,251,891 (March 30, 2008) shares issued and outstanding, with a liquidation preference of $58,590 (September 28, 2008) and $58,534 (March 30, 2008)	19,149	19,100
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,603,349 (September 28, 2008) and 3,613,349 (March 30, 2008) issued and outstanding, with a liquidation preference of $9,008 (September 28, 2008) and $9,033 (March 30, 2008)	7,986	8,009
Additional paid-in capital	29,880	29,719
Subscription receivable	—	(3,000)
Accumulated deficit	(104,404)	(102,035)

Total stockholders’ deficit	(12,633)	(13,424)

Total liabilities and stockholders’ deficit	$19,819	$18,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$10,046	$10,813	$20,876	$21,302
Specialty sales of products	—	45	—	203

Total sales of products	10,046	10,858	20,876	21,505
Licenses, royalties, and fees	61	84	113	171
Recognition of deferred licensing revenue	—	360	—	720

Net sales	10,107	11,302	20,989	22,396

Cost of goods sold and operating expenses
Retail cost of goods sold	3,691	4,131	7,580	8,033
Retail occupancy expenses	1,242	1,327	2,597	2,655

Total retail cost of goods sold and related occupancy expenses	4,933	5,458	10,177	10,688
Specialty cost of goods sold	—	53	—	214

Cost of goods sold and related occupancy expenses	4,933	5,511	10,177	10,902
Store operating expenses	4,363	5,124	8,888	9,854
Other operating expenses	341	1,080	541	1,264
Marketing, general and administrative costs	1,653	2,337	3,589	4,768
Depreciation and amortization	305	685	917	1,490
Store closure and lease termination costs	37	16	218	16

Total cost of goods sold and operating expenses	11,632	14,753	24,330	28,294

Operating loss from continuing operations	(1,525)	(3,451)	(3,341)	(5,898)
Other income (expense)
Interest expense	(678)	(527)	(1,398)	(843)
Loan guarantee fee	(54)	(68)	(131)	(68)
Loss of foreign exchange	(11)	—	(11)	—
Miscellaneous income	44	15	39	16

Total other income (expense)	(699)	(580)	(1,501)	(895)

Loss from continuing operations before income taxes	(2,224)	(4,031)	(4,842)	(6,793)
Income tax expense	—	—	(2)	—

Loss from continuing operations	$(2,224)	$(4,031)	$(4,844)	$(6,793)

Discontinued operations (Note 3)
Income from discontinued operations	$1,423	$749	$2,475	$1,317
Income tax expense	—	—	—	—

Income from discontinued operations	$1,423	$749	$2,475	$1,317

Net loss	$(801)	$(3,282)	$(2,369)	$(5,476)

Continuing operations—basic and diluted
Continuing operations —basic	$(0.68)	$(1.47)	$(1.49)	$(2.57)
Continuing operations —diluted	$(0.68)	$(1.47)	$(1.49)	$(2.57)
Discontinued operations—basic and diluted
Discontinued operations —basic	$0.44	$0.27	$0.76	$0.50
Discontinued operations —diluted	$0.22	$0.12	$0.38	$0.21
Loss per share—basic and diluted
Loss per share —basic	$(0.24)	$(1.20)	$(0.73)	$(2.07)
Loss per share —diluted	$(0.24)	$(1.20)	$(0.73)	$(2.07)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,255	2,728	3,255	2,644
Loss per share—diluted	6,449	6,373	6,449	6,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Week Periods Ended
	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,369)	$(5,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	1,490
Loan guarantee fee	131	68
Store closure and lease termination costs	218	16
Employee stock option compensation expense	125	223
Non-cash interest expense (accretion of debt discount)	503	319
Provision for doubtful accounts	150	92
Gain on sale of property and equipment	(34)	(1)
Recognition of deferred license revenues	—	(720)
Changes in assets and liabilities
Accounts receivable	(606)	(1,001)
Inventories	860	(1,287)
Prepaid expenses and other assets	136	(1,411)
Accounts payable	(854)	1,980
Accrued liabilities	242	927
Deferred revenue	634	289
Deferred lease costs	(298)	(162)

Net cash used in operating activities	(245)	(4,654)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(393)	(756)
Additions to intangible assets	15	(1)
Proceeds from sale of property and equipment	227	—

Net cash used in investing activities	(151)	(757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Northrim credit facility	(191)	(296)
Payments on long-term debt and capital leases	(111)	(190)
Proceeds from note payable	—	5,400
Minority interest contribution in joint venture	3,000	—
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from exercise of warrants and stock options	—	373

Net cash provided by financing activities	2,698	5,275

Net increase (decrease) in cash and cash equivalents	2,302	(136)
Cash and cash equivalents at beginning of period	1,271	1,430

Cash and cash equivalents at end of period	$3,573	$1,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,398	$843
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$36	$56
Warrant issued for loan commitment fee	$—	$635
Discount recorded from note proceeds	$—	$582
Warrants issued for loan guarantee	$—	$185

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE TWENTY-SIX WEEK PERIOD ENDED SEPTEMBER 28, 2008 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Minority Interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except share data)
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$6,000	$(13,424)
Series A Preferred stock converted to common stock	(12,000)	(27)			1,696	27					—
Series B Preferred stock converted to common stock			(10,000)	(22)	1,250	22					—
Exercise of stock options					187	—					—
Stock option expense							125				125
Accrued expense paid through grant of stock options							36				36
Receipt of subscription receivable								3,000			3,000
Net loss									(2,369)		(2,369)

Balance, September 28, 2008	12,918,374	$28,756	3,603,349	$7,986	3,255,024	$19,149	$29,880	$—	$(104,404)	$6,000	$(12,633)

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended September 28, 2008 (“Second Quarter Fiscal 2009”), the twenty-six week period ended September 28, 2008 (“Six Months Fiscal 2009”), the thirteen week period ended September 30, 2007 (“Second Quarter Fiscal 2008”), and the twenty-six week period ended September 30, 2007 (“Six Months Fiscal 2008”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 30, 2008, filed with the SEC on September 17, 2008 (the “Fiscal 2008 Form 10-K”).

Recent Developments

In August, 2008, we signed a development agreement with JH Development, LLC to develop certain counties within southern California, excluding certain special venues, in consideration for a $400,000 development fee. This development fee will be recognized over the contract life of ten years. In conjunction with the development agreement, we sold the five company owned southern California stores to JH Development for $150,000. These stores will be operated by JH Development under a franchise agreement with Tully’s. Although the sale of these stores reduced our net sales in the current period and will reduce overall net sales in future periods, we believe this arrangement will lead to increased profitability through franchising fees as well as the sale of product to these stores.

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to enhance company and shareholder value. As a result of this process, on September 15, 2008, Tully’s and its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”), entered into an Asset Purchase Agreement (the “GMCR Agreement”). Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date (“Asset Sale”). Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We are required under the GMCR Agreement to use the net proceeds from the asset sale to repay in full outstanding indebtedness and all trade payables, totaling approximately $25.2 million as of September 28, 2008. We intend to use the remaining net proceeds from the asset sale to satisfy our current liabilities and to fund the operation of our domestic retail and specialty businesses. We also intend to make a cash distribution to our shareholders, subject to availability of funds and restrictions under applicable law.

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

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.2% of our common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

The transaction is expected to close before the end of the calendar year. Tully’s filed a preliminary proxy statement with regard to the GMCR Agreement on November 12, 2008, which included, among other things, information regarding the background of the board’s decision to enter into the GMCR Agreement.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and completion of the transaction. If the asset sale to GMCR is not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred, although we may be obligated, under some circumstances, to pay GMCR a termination fee of $1.6 million. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. We will continue to evaluate our business, operations, and prospects and to explore potential opportunities to enhance shareholder value after closing the Asset Sale.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s currently evaluating the impact of this FSP to its financial position and results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

Cash

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Fully-consolidated into the Company’s September 28, 2008 balance is $2,687,000 of cash and cash equivalents related to our limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”).

2. Disposal of Long-Lived Assets

Assets Held for Sale

During the first quarter of Fiscal 2009, management committed to a plan that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business and entered into negotiations with GMCR for the sale of Tully’s business names, trademarks, and wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Also, in accordance with SFAS 144, the Company stopped depreciating assets identified as held for sale.

The table below summarized the major categories of assets and liabilities held for sale at September 28, 2008:

September 28, 2008 (unaudited)
(dollars in thousands)
Assets Held for Sale
Inventory	$2,232
Prepaid expenses and other current assets	200
Property and equipment and other intangible assets, net	3,009
Goodwill	124

Total Assets Held for Sale	$5,565

Liabilities Held for Sale
Long-term debt	$15
Capital lease obligations	38

Total Liabilities Held for Sale	$53

3. Discontinued Operations

The Company classified the results of operations for the wholesale business in discontinued operations, in accordance with the guidance provided in SFAS 144.

The operating results of discontinued operations for the wholesale segment included in the accompanying consolidated statements of operations are as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)
	(dollars in thousands)
Net Sales	$9,100	$6,908	$17,064	$12,604
Income before income taxes	1,423	749	2,475	1,317
Income taxes	—	—	—	—

Income from discontinued operations	$1,423	$749	$2,475	$1,317

4. Liquidity

As of September 28, 2008 we had cash and cash equivalents of $3,573,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $11,940,000 as of September 28, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at September 28, 2008 (see Note 5), we had current liabilities of $16,805,000 as compared to current assets of $10,515,000 at September 28, 2008, which excludes assets held for sale amounting to $5,565,000.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and completion of the transaction. If the asset sale to GMCR is not approved by Tully’s shareholders, or are approved but the asset sale is not successfully completed, then certain of these potential costs may not be incurred, although we may be obligated, under some circumstances, to pay GMCR a termination fee of $1.6 million. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. We will continue to evaluate our business, operations, and prospects and to explore potential opportunities to enhance shareholder value after closing the Asset Sale.

Our $10,000,000 credit facility with Benaroya Capital, was due on August 31, 2008. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our credit facility with Northrim Funding Services ($4,458,000 in principal amount outstanding at September 28, 2008) is generally subject to annual renewals and matures on December 15, 2008.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the condensed consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores. Some of these capital expenditures may be accomplished through operating or capital leases.

If the Asset Sale were not completed, then substantial doubt would exist as to our ability to continue as a going concern. We would need to immediately obtain additional financing to sustain the Company’s operations and business and obtain new funding to pay our current liabilities. If the asset sale is not completed, we believe that it would be very difficult to obtain additional equity or debt financing or to consummate an alternative strategic transaction in a timely fashion. In addition, we likely would be required to substantially reduce expenditures of our business. Also, the Company would be required to begin depreciation on those assets previously categorized as held for sale as well as book an adjustment to catch-up the expense for the time depreciation was suspended.

Even if the Asset Sale is completed, changes in our operating plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt, equity financing, or a sale of assets on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our financial condition and results of operations.

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

In their report dated September 16, 2008, our registered public accounting firm stated that our financial statements for the fiscal year ended March 30, 2008 were prepared assuming we would continue as a going concern; however our recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is in doubt as a result of a maturing short-term credit facilities, recurring losses from operations, and accumulated deficit, and is subject to our ability to obtain additional equity or credit financing, which may or may not be available, or to consummate a strategic transaction, such as the Asset Sale.

Effect of the Asset Sale and Outlook

As noted, we have classified the assets and liabilities of our wholesale business as held for sale in our condensed consolidated balance sheets and the results of operations for the wholesale business is reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144. During the six months ended September 28, 2008, our income from discontinued operations was $2,475,000. Although we will not receive the operating cash flows from the wholesale business after closing of the Asset Sale, the proposed transaction will result in significantly improved liquidity and capital resources for us.

We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital, Northrim Funding Services, and Ueshima Coffee Corporation. We intend to use the remaining proceeds to satisfy our current liabilities, fund operation of our domestic retail and specialty businesses, and to make a cash distribution to our shareholders, subject to availability of funds and restrictions under applicable law.

Historically the cash flows from our wholesale division have contributed positively to our operations. We continue to assess how the sale of the division will impact ongoing operating results. In Fiscal 2009 we expect to focus on improving our retail operations, expanding our specialty business, which is relatively less capital intensive than our retail business, while maintaining a limited rate of growth in our retail operations as we continue our efforts to improve our operating results.

If we were to seek a higher growth rate than reflected in our current business plan, we believe that additional sources of funding would be required to fund increased capital investment. Further, if our actual results should differ unfavorably from our Fiscal 2009 projections, it could become necessary for us to seek additional capital. We expect that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of our retail business. Such additional sources of funding are expected to include debt or equity financings.

If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as license territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

Consistent with our past disclosure and in light of the proposed Asset Sale, we will continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to enhance the value of the Company to our shareholders.

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

The Benaroya Note was due on August 31, 2008. The Company and Benaroya Capital entered into the Forbearance Agreement on September 11, 2008. Under the Forbearance Agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya facility.

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Twenty-six week period ended September 28, 2008 (unaudited)
(dollars in thousands)
Debt discount on Benaroya credit facility as of March 30, 2008	$411
Less—accretion of discount included in interest expense for the Six Months Fiscal 2009	(411)

Debt discount on Benaroya credit facility as of September 28, 2008	$—

On June 22, 2005, Tully’s entered into the Northrim Facility. On October 20, 2008, the credit facility was renewed until December 15, 2008, unless terminated earlier by either party. Under this credit facility, Tully’s may borrow up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% during the contract term and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

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

Twenty-six week period ended September 28, 2008 (unaudited)
(dollars in thousands)
Debt discount on UCC Note Payable as of March 30, 2008	$690
Less—accretion of discount included in interest expense for the Six Months Fiscal 2009	(92)

Debt discount on UCC Note Payable as of September 28, 2008	$598

Obligations under credit lines and long-term debt consist of the following:

	September 28, 2008 (unaudited)	March 30, 2008
	(dollars in thousands)
Borrowings under the Northrim facility	$4,458	$4,650
Borrowings under the Benaroya credit facility, net of unaccreted discount of $0 and $411,000, respectively	7,482	7,071
Note payable for the settlement of the UCC litigation, net of unaccreted discount of $598,000 and $690,000 respectively	3,402	3,337
Note payable for purchase of insurance, payable in monthly installments of approximately $41,000 including interest at 5.50%, through September 2008 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	155
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	—	19

	15,342	15,232
Less: Current portion	(12,940)	(12,912)

Long-term debt, net of current portion	$2,402	$2,320

Proceeds from the sale of the wholesale business would be used to fully repay the Benaroya and Northrim facilities, as well as the UCC Obligation.

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

Minimum future rental payments under noncancellable operating leases as of September 28, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$2,223
2010	3,869
2011	2,309
2012	1,238
2013	898
Thereafter	1,082

Total	$11,619

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$127
2010	142
2011	55
2012	43

Total	$367

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of September 28, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$3

Total minimum lease payment	3
Less: Amount representing future interest	—

Present value of net minimum lease payments under capital leases	$3

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of September 28, 2008, we had approximately $4,863,000 of contracts with fixed-price coffee purchase commitments which are not expected to result in a purchase price or commitment above the fair market value of the related goods. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote. The remaining balance on these fixed-price contracts would be assumed by GMCR upon completion of the Asset Sale.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. On September 14, 2006, the Court granted final approval of a settlement agreement between the parties and dismissed the suit with prejudice. Under the settlement, Tully’s agreed to annually make cash payments and issue shares of its common stock to the settlement class during a three year period starting in October 2006. In October 2006 and October 2007, Tully’s issued 7,000 and 11,719 shares of common stock respectively and paid $164,000 and $266,000 respectively, to the settlement class. Under the settlement, Tully’s was obligated as of September 28, 2008 to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (thousands)
To be issued and paid in October 2008	11,719	$266
To be issued and paid in October 2009	7,031	159

Total	18,750	$425

In December 2007 a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of September 28, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, including a discrimination case filed against Tully’s in Washington state court by a current store employee alleging retaliation, invasion of privacy, and the tort of outrage. We plan to vigorously defend the litigation, but cannot predict the financial impact to us of the litigation at this time. We have accrued $50,000 as of September 28, 2008 for the estimated legal fees in order to defend the case. We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of September 28, 2008 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
	(unaudited)	(unaudited)	(unaudited)
Issued with Series A Preferred Stock investment units	617,309	617,309	$2.64
Issued to guarantors of debt	184,922	91,731	$0.40
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	13,359	13,359	$0.08-$2.64

Totals	935,590	842,399

The weighted average exercise price for the outstanding warrants at September 28, 2008 was $1.85 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2008	September 30, 2007	September, 2008	September 30, 2007
Weighted average risk free interest rate	—	—	1.91%	4.87%
Expected dividend yield	—	—	0%	0%
Expected lives	—	—	3 years	3 years
Weighted average expected volatility	—	—	80%	95%
Weighted average fair value at date of grant	—	—	$5.93	$6.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2008 and Fiscal 2009 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $125,000 and $223,000 for the Six Months Fiscal 2009 and Six Months Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of September 28, 2008, we had approximately $521,000 of total unrecognized compensation cost related to the 138,436 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of September 28, 2008 options for 623,578 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 511,517 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

The following table summarizes activity under our stock option plans for the period March 30, 2008 through September 28, 2008:

	Number of Shares	Weighted-average exercise price per share
Outstanding at March 30, 2008	659,724	$5.64
Granted	6,500	11.28
Exercised	(187)	0.08
Forfeited	(42,459)	7.48

Outstanding at September 28, 2008	623,578	$5.64

Exercisable or convertible at the end of the period	511,517	$4.33

The aggregate intrinsic value of options outstanding at September 28, 2008 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 351,923 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors on February 22, 2007, of our common stock at September 28, 2008. As a result of recent developments (see Note1), the Board of Directors is reviewing the fair market value of the common stock.

The total intrinsic value of options exercised during the Six Months Fiscal 2009 and Six Months Fiscal 2008 was $0.

8. Stockholders’ Equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At September 28, 2008, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of September 28, 2008.

During Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders have requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the Six Months Fiscal 2009 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock that will be reflected in the financial statements for our fiscal quarter ending December 28, 2008.

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

As a result of the Company’s decision in the first quarter of Fiscal 2009 to exit the wholesale business, the wholesale business has been classified as discontinued operations in the Company’s Consolidated Statement of Operations for all periods presented. In addition, the wholesale assets and liabilities have been classified as held for sale in the Company’s Condensed Consolidated Balance Sheet as of September 28, 2008.

Our net sales are comprised as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Sales in the United States	$10,107	$10,898	$20,989	$21,473
International sales	—	404	—	923

	$10,107	$11,302	$20,989	$22,396

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$10,046	$10,813	$20,876	$21,302
Specialty division	61	489	113	1,094

	$10,107	$11,302	$20,989	$22,396

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$714	$215	$1,593	$744
Specialty division	(280)	(644)	(428)	(384)
Corporate and other expenses	(1,621)	(2,322)	(3,561)	(4,752)

Earnings (loss) before interest, taxes, depreciation and amortization	(1,187)	(2,751)	(2,396)	(4,392)
Depreciation and amortization	(305)	(685)	(917)	(1,490)
Interest income, interest expense, and loan guarantee fees	(732)	(595)	(1,529)	(911)
Income taxes	—	—	(2)	—

Net loss	$(2,224)	$(4,031)	$(4,844)	$(6,793)

Depreciation and amortization
Retail division	$305	$465	$717	$1,039
Wholesale division	**	66	**	137
Specialty division	**	**	**	**
Corporate and other expenses	**	154	200	314

Total depreciation and amortization	$305	$685	$917	$1,490

**	Amounts are less than $1,000.

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(2,224)	$(4,031)	$(4,844)	$(6,793)
Income from discontinued operations	1,423	749	2,475	1,317

Net loss for basic loss per share	$(801)	$(3,282)	$(2,369)	$(5,476)

Weighted average shares used in computing basic loss per share	3,255	2,728	3,255	2,644
Basic loss per share from continuing operations	$(0.68)	$(1.47)	$(1.49)	$(2.57)
Basic earnings per share from discontinued operations	0.44	0.27	0.76	0.50

Basic loss per share	$(0.24)	$(1.20)	$(0.73)	$(2.07)

Computation of diluted loss per share
Loss from continuing operations	$(2,224)	$(4,031)	$(4,844)	$(6,793)
Income from discontinued operations	1,423	749	2,475	1,317

Net loss for diluted loss per share	$(801)	$(3,282)	$(2,369)	$(5,476)

Weighted average shares used in computing diluted loss per share	6,449	6,373	6,449	6,373
Diluted loss per share from continuing operations	$(0.68)	$(1.47)	$(1.49)	$(2.57)
Diluted earnings per share from discontinued operations	0.22	0.12	0.38	0.21

Diluted loss per share	$(0.24)	$(1.20)	$(0.73)	$(2.07)

Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	3,255	2,728	3,255	2,644
Total common share equivalent instruments for computing diluted loss per share	3,194	3,645	3,194	3,729

Weighted average shares used in computing diluted loss per share	6,449	6,373	6,449	6,373

11. Subsequent Event

On October 20, 2008, Tully’s executed amendments (dated for reference purposes as of October 20, 2008) to its secured credit facility with Northrim Funding Services, a division of Northrim Bank. The Northrim Facility provides a credit facility of up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. The extended term of the agreement is December 15, 2008, unless terminated earlier by either party. Borrowings under this facility bear interest at the prime rate plus seven percent with a floor of 12% and a ceiling of 14% during the contract term and are secured by the company’s inventories and the assignment, with recourse, of the company’s accounts receivable. Fees in the amount of $41,250 were paid to Northrim in relation to the extension of the Northrim Facility. The amendment to the Northrim Facility is filed as Exhibit 10.1 to the Form 8-K filed on October 23, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended September 28, 2008 (“Second Quarter Fiscal 2009”) and the twenty-six week period ended September 28, 2008 (“Six Months Fiscal 2009”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed with the SEC on September 17, 2008 (the “Fiscal 2008 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced herein at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section, , and others described in the “Risk Factors” section of our Fiscal 2008 Form 10K.

Business Overview

We are a specialty retailer and wholesaler of hand-craft roasted, gourmet coffees. We generate revenues through three operating divisions:

•	Retail. Our retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores.

•

Wholesale. Our wholesale division sells our gourmet whole bean and ground coffees and Bellaccino bottled beverages to customers in the grocery, office coffee service and foodservice channels and to our franchisees. This segment is subject to sale under the GMCR Agreement.

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

Our $10,000,000 credit facility with Benaroya Capital, due on August 31, 2008, will need to be replaced or renewed. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our Northrim credit facility is subject to periodic renewal, and would need to be replaced if not renewed in December 2008. We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital Company, LLC, Northrim Funding Services, and Ueshima Coffee Corporation.

After closing of the Asset Sale, we will continue as a specialty retailer in the fast-casual categories of specialty coffee, snacks, and non-alcoholic beverages, within the broader quick-service restaurant industry. As of September 28, 2008, we operated 83 retail stores, and had franchised 75 Tully’s Coffee-branded retail stores, in Washington, California, Arizona, Oregon, Idaho, Montana, Colorado, Wyoming and Utah. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high- traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports, and university campuses. We will continue to manage our franchising and foreign business development activities through our specialty division. We believe we have significant growth opportunities in our ongoing operations, which we intend to pursue by implementing the following strategies:

•

Drive comparable store sales growth by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size.

•

Execute our franchising strategy to expand our geographic footprint. Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence in special venues, such as grocery stores, airports, hotels, and university campuses. We also are pursuing multi-unit area agreements with experienced, well-capitalized franchisees, to open Tully’s-branded coffeehouses in markets not targeted for development directly by us. We have implemented this approach successfully in the Idaho market, where our area developer has opened six franchised stores (since the November 2005 inception of our franchising arrangement). We hope to achieve similar success in Spokane, Washington, Southern California, and in the Portland, Oregon metropolitan area, with our new area developers.

•

Leverage international opportunities. Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners. We believe the success of our former licensee, Tully’s Coffee Japan, demonstrates the broader opportunity available to us in foreign markets.

Because Green Mountain is buying the worldwide rights to the Tully’s brand (excluding Japan), and our retail business will license the use of the Tully’s brand from Green Mountain and change our corporate name upon closing of the Asset Sale, the board of directors is currently evaluating potential corporate name changes.

We will continue to evaluate our business, operations, and prospects and to explore potential opportunities to enhance shareholder value after closing the Asset Sale.

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

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, entered into a GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date. Expected proceeds from the sale of the wholesale business would be used to fully repay the outstanding balance of on the Benaroya facility and the Northrim credit line.

Trends in Our Business

Retail Division.

Tully’s has 83 company-operated retail stores and 75 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations. The ongoing goal of our retail division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to optimize shareholder value. During Fiscal 2008 we opened six company-operated stores and we have opened no new company-operated stores during the Six Months Fiscal 2009. During the remainder of Fiscal 2009, we do not expect to open any company-operated stores.

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

During the first quarter of Fiscal 2009, management committed to a plan, which was approved by our board of directors during June 2008, to exit the wholesale business. This plan has culminated in the proposed asset sale to GMCR. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale in and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Our specialty division will continue to oversee the franchising of Tully’s Coffee retail stores and manages our foreign licensing and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to our license and franchise partners both domestic and foreign. At September 28, 2008 there were 75 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

We have recently undertaken a strategic review of our specialty business. As a result, we are implementing initiatives to improve our specialty operations. The ongoing goal of our specialty division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to optimize shareholder value.

Revenue Trends

We produce revenues in the U.S. from our retail and U.S. specialty operations. Our quarterly U.S. revenues increased from $10,489,000 in first quarter of Fiscal 2008 to $10,830,000 in first quarter of Fiscal 2009, or 3.3%. Our quarterly U.S. revenues decreased from $10,898,000 in second quarter of Fiscal 2008 to $10,107,000 in second quarter of Fiscal 2009, or 7.3%.

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, culminating in the Japan Rights sale in Fiscal 2006. Our quarterly international (foreign) sales decreased from $519,000 in first quarter of Fiscal 2008 to $0 in first quarter of Fiscal 2009, or 100% and also decreased from $404,000 in second quarter of Fiscal 2008 to $0 in second quarter of Fiscal 2009, or 100%.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the Six Months Fiscal 2009, we experienced cost increases associated with higher costs for dairy, paper and baked goods, as well as higher energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales.

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base as well as the development of stores associated with the Tully’s Coffee Asia joint venture. We also incur legal and compliance costs in connection with our franchising operations. U.S. franchising costs continue to decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base.

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

The following table sets forth, for the periods indicated, the computation of EBITDA and Adjusted EBITDA, and the reconciliation to the reported amounts for net loss (unaudited, dollars in thousands):

	Thirteen-Week Periods Ended		Twenty-Six Week Periods Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(801)	$(3,282)	$(2,369)	$(5,476)
Add back amounts for computation of EBITDA:
Interest income, interest expense and loan guarantee fees	732	595	1,529	911
Income taxes	—	—	2	—
Depreciation and amortization	305	685	917	1,490

EBITDA (loss)	236	(2,002)	79	(3,075)
Add back amounts for computation of Adjusted EBITDA:
UCC litigation costs	—	865	—	865

Adjusted EBITDA (loss)	236	(1,137)	79	(2,210)

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Twenty-six Week Periods Ended
	September 28, 2008	September 30, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	93	90
New stores	—	2
Closed stores	(10)	(2)

End of the period	83	90

Franchisee-operated stores
Stores at beginning of the period	58	38
New stores	19	14
Closed stores	(2)	—

End of the period	75	52

Total company-operated and franchised stores
Stores at beginning of the period	151	128
New stores	19	16
Closed stores	(12)	(2)

End of the period	158	142

STORE LOCATIONS BY STATE (end of period):
Washington	96	87
California	24	27
Arizona	14	13
Idaho	11	8
Oregon	4	3
Montana	5	2
Colorado	2	—
Utah	1	2
Wyoming	1	—

TOTAL	158	142

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	*	*

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

*	Not applicable.

Results of Operations

During the first quarter of Fiscal 2009, management committed to a plan which was approved by our board of directors in June 2008, to exit the wholesale business. This plan has culminated in the proposed Asset Sale. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale in and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)
	(dollars in thousands)		(dollars in thousands)
Net Sales
Retail store sales	$10,046	$10,813	$20,876	$21,302
Specialty—international product sales	—	45	—	203

Total sales of products	10,046	10,858	20,876	21,505
Specialty—U.S. franchising licenses, royalties and fees	61	84	113	171
Specialty—Recognition of deferred revenue	—	360	—	720

Total net sales	$10,107	$11,302	$20,989	$22,396
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,691	$4,131	$7,580	$8,033
Retail occupancy expenses	1,242	1,327	2,597	2,655
Specialty	—	53	—	214

Total	$4,933	$5,511	$10,177	$10,902
Operating Expenses
Store operating expenses	$4,363	$5,124	$8,888	$9,854
Other operating expenses:
Specialty—U.S. franchising expenses	199	130	321	238
Specialty—international division expenses	142	950	220	1,026

Total other operating expenses	$341	$1,080	$541	$1,264

Marketing, general and administrative expenses	$1,653	$2,337	$3,589	$4,768
Other Data
EBITDA income (loss)	$236	$(2,002)	$79	$(3,075)
Adjusted EBITDA income (loss)	$236	$(1,137)	$79	$(2,210)

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended		Twenty-six Periods Ended
	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)	September 28, 2008 (unaudited)	September 30, 2007 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	99.4%	95.7%	99.5%	95.1%
Specialty—international product sales	0.0%	0.4%	0.0%	0.9%

Total sales of products	99.4%	96.1%	99.5%	96.0%
Specialty—Licenses, royalties and fees	0.6%	0.7%	0.5%	0.8%
Specialty—Recognition of deferred revenue	0.0%	3.2%	0.0%	3.2%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.7%	38.2%	36.3%	37.7%
Retail occupancy expenses	12.4%	12.3%	12.4%	12.5%
Store operating expenses	43.4%	47.4%	42.6%	46.3%
Marketing, general and administrative expenses as percent of Total Net Sales	16.4%	20.7%	17.1%	21.3%

Second Quarter Fiscal 2009 Compared To Second Quarter Fiscal 2008

Net Sales

Total net sales decreased $1,195,000 or 10.6% to $10,107,000 for the Second Quarter Fiscal 2009, as compared to $11,302,000 for the Second Quarter Fiscal 2008. Sales of products decreased $812,000 or 7.5% to $10,046,000 for the Second Quarter Fiscal 2009, as compared to $10,858,000 for the Second Quarter Fiscal 2008. Sales of products decreased $767,000 for sales from company-operated retail stores. Licenses, royalties and fees decreased $23,000 or 27.4% to $61,000 for the Second Quarter Fiscal 2009 as compared to $84,000 for the Second Quarter Fiscal 2008. Recognition of deferred licensing revenue decreased $360,000 or 100% to $0 for the Second Quarter Fiscal 2009, as compared to $360,000 for the Second Quarter Fiscal 2008.

The divisional decrease in net sales was comprised as follows:

Total company Second Quarter Fiscal 2009 compared to Second Quarter Fiscal 2008 (dollars in thousands)	Decrease in Net Sales
Retail	$(767)
Specialty	(428)

Total company	$(1,195)

The retail sales decrease represented a 7.1% decrease compared to the Second Quarter Fiscal 2008 which is partially related to the sale of five company owned stores to JH Development, LLC in August 2008. For the Second Quarter Fiscal 2009 comparable retail store sales fell (5.5%). The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Second Quarter Fiscal 2009 compared to Second Quarter Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(527)
Sales increase from new stores	352
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(592)

Total retail division	$(767)

Specialty net sales decreased $428,000, or 87.5%, to $61,000 for the Second Quarter Fiscal 2009 from $489,000 for the Second Quarter Fiscal 2008. The decrease reflects our write-off of deferred licensing costs in the fourth quarter of Fiscal 2008 as well as a reduction in licensing fees received in Second Quarter Fiscal 2009.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $578,000, or 10.5%, to $4,933,000 for the Second Quarter Fiscal 2009 as compared to Second Quarter Fiscal 2008. Cost of goods sold and related occupancy costs decreased to 49.1% of total sales of products for the Second Quarter Fiscal 2009, compared to 50.8% in the corresponding period last year due to the product mix and a decrease in specialty product sales. Retail occupancy cost of goods sold increased from 12.3% in the Second Quarter Fiscal 2008 to 12.4% in the Second Quarter Fiscal 2009, reflecting a slightly higher rate of occupancy costs of the remaining company owned stores.

Store operating expenses decreased $761,000, or 14.9%, to $4,363,000 in Second Quarter Fiscal 2009 from $5,124,000 in Second Quarter Fiscal 2008 primarily related to a reduction in labor costs by $485,000. The reduction of labor is partially attributed to the closing of company owned stores in the Second Quarter Fiscal 2009. As a percentage of retail sales, store operating expenses decreased to 43.4% for Second Quarter Fiscal 2009 compared to 47.4% for Second Quarter Fiscal 2008.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $739,000 or 68.4% to $341,000 during Second Quarter Fiscal 2009 from $1,080,000 in Second Quarter Fiscal 2008. The decrease is primarily related to the decrease in legal fees associated with the UCC litigation.

Marketing, general and administrative costs decreased $684,000 or 29.3%, to $1,653,000 during the Second Quarter Fiscal 2009 from $2,337,000 in the Second Quarter Fiscal 2008. This decrease was primarily due to a $365,000 decrease in overhead labor costs and a $170,000 reduction in marketing costs in Second Quarter Fiscal 2009.

Depreciation and amortization expense decreased $380,000, or 55.5%, to $305,000 for the Second Quarter Fiscal 2009 from $685,000 for the Second Quarter Fiscal 2008, reflecting the discontinuation of depreciation on held for sale assets as well as a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $151,000 to $678,000 for the Second Quarter Fiscal 2009 as compared to $527,000 for the Second Quarter Fiscal 2008, primarily as the result of interest expense associated with the Benaroya Note (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss

As a result of the factors described above, we had a net loss of $801,000 for the Second Quarter Fiscal 2009 as compared to the net loss of $3,282,000 for the Second Quarter Fiscal 2008, an improvement of $2,481,000 or 75.6%.

EBITDA

As a result of the factors described above, we had EBITDA of $236,000 for the Second Quarter Fiscal 2009 as compared to EBITDA loss of $2,002,000 during the Second Quarter Fiscal 2008, an improvement of $2,238,000.

Adjusted EBITDA

As a result of the factors described above, we had Adjusted EBITDA of $236,000 for the Second Quarter Fiscal 2009 as compared to Adjusted EBITDA loss of $1,137,000 during the Second Quarter Fiscal 2008, an increase of $1,373,000.

Discontinued Operations

Net sales of the wholesale business, which was included in discontinued operations, increased $2,192,000 or 31.7% to $9,100,000 for the Second Quarter Fiscal 2009, as compared to $6,908,000 for the Second Quarter Fiscal 2008. The increase reflects a $1,157,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and a $750,000 increase in our core grocery channel, partially offset by lower sales of our Bellaccino bottled beverages.

Wholesale cost of goods sold decreased from 70.5% of wholesale sales in the Second Quarter Fiscal 2008 to 70.0% in the Second Quarter Fiscal 2009 reflecting pricing adjustments made in the current quarter. Other operating expenses decreased $50,000 or 4.7% to $1,016,000 for the Second Quarter Fiscal 2009, as compared to $1,066,000 for the Second Quarter Fiscal 2008.

Income from discontinued operations increased $674,000 or 90.0% to $1,423,000 for the Second Quarter Fiscal 2009, as compared to $749,000 for the Second Quarter Fiscal 2008. This increase is primarily related to our ability to reduce our labor and operating expenses while increasing our net sales by 31.7%.

Six Months Fiscal 2009 Compared To Six Months Fiscal 2008

Net Sales

Total net sales decreased $1,407,000 or 6.3% to $20,989,000 for the Six Months Fiscal 2009, as compared to $22,396,000 for the Six Months Fiscal 2008. Sales of products decreased $629,000 or 2.9% to $20,876,000 for the Six Months Fiscal 2009, as compared to $21,505,000 for the Six Months Fiscal 2008. Sales of products decreased $203,000 for the specialty division and sales from company-operated retail stores decreased $426,000. Licenses, royalties and fees decreased $58,000 or 33.9% to $113,000 as compared to $171,000 for the Six Months Fiscal 2008.

The divisional decrease in net sales was comprised as follows:

Total company Six Months Fiscal 2009 compared to Six Months Fiscal 2008 (dollars in thousands)	Decrease in Net Sales
Retail	$(426)
Specialty	(981)

Total company	$(1,407)

The retail sales decrease represented a 2.0% decrease compared to the Six Months Fiscal 2008. For the Six Months Fiscal 2009 comparable retail store sales decreased 2.7%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2009 compared to Six Months Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(515)
Sales increase from new stores	965
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(876)

Total retail division	$(426)

Net sales for the specialty division decreased by $981,000 to $113,000 for the Six Months Fiscal 2009 as compared to the Six Months Fiscal 2008, reflecting the reduction of sales of our Bellaccino bottled beverages into South Korea as well as our write-off of deferred licensing costs in the fourth quarter of Fiscal 2008.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $725,000, or 6.7%, to $10,177,000 for the Six Months Fiscal 2009 as compared to the Six Months Fiscal 2008. Cost of goods sold and related occupancy costs decreased to 48.7% of total sales of products for the Six Months Fiscal 2009, compared to 50.7% in the corresponding period last year due to a decrease in specialty product sales. Retail occupancy cost of goods sold decreased from 12.5% in the Six Months Fiscal 2008 to 12.4% in the Six Months Fiscal 2009, reflecting a slightly lower rate of occupancy costs of the remaining company owned stores.

Store operating expenses decreased $966,000, or 9.8%, to $8,888,000 in the Six Months Fiscal 2009 from $9,854,000 in the Six Months Fiscal 2008 primarily related to a reduction in labor costs by $652,000. The reduction of labor is partially related to the closure of ten company owned stores in the Six Months Fiscal 2008. As a percentage of retail sales, store operating expenses decreased to 42.6% for the Six Months Fiscal 2009 compared to 46.3% for the Six Months Fiscal 2008.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $723,000 or 57.2% to $541,000 during the Six Months Fiscal 2009 from $1,264,000 in the Six Months Fiscal 2008. The decrease is primarily related to the decrease in legal fees associated with the UCC litigation.

Marketing, general and administrative costs decreased $1,179,000 or 24.7%, to $3,589,000 during the Six Months Fiscal 2009 from $4,768,000 in the Six Months Fiscal 2008. This decrease was primarily due to a $568,000 decrease in overhead labor costs and a $292,000 reduction in marketing costs in the Six Months Fiscal 2009.

Depreciation and amortization expense decreased $573,000, or 38.5%, to $917,000 for the Six Months Fiscal 2009 from $1,490,000 for the Six Months Fiscal 2008, reflecting the discontinuation of depreciation on held for sale assets as well as a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $555,000 to $1,398,000 for the Six Months Fiscal 2009 as compared to $843,000 for the Six Months Fiscal 2008, primarily as the result of interest expense associated with the Benaroya Note (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Income Taxes

Income taxes increased $2,000 from $0 for the Six Months Fiscal 2008 to $2,000 for the Six Months Fiscal 2009, reflecting a franchise state tax paid in the Six Months Fiscal 2009.

Net Loss

As a result of the factors described above, we had a loss of $2,369,000 for the Six Months Fiscal 2009 as compared to the net loss of $5,476,000 for the Six Months Fiscal 2008, an improvement of $3,107,000 or 56.7%.

EBITDA

As a result of the factors described above, we had EBITDA of $79,000 for the Six Months Fiscal 2009 as compared to EBITDA loss of $3,075,000 during the Six Months Fiscal 2008, an improvement of $3,154,000.

Adjusted EBITDA

As a result of the factors described above, we had Adjusted EBITDA of $79,000 for the Six Months Fiscal 2009 as compared to Adjusted EBITDA loss of $2,210,000 during the Six Months Fiscal 2008, an improvement of $2,289,000.

Discontinued Operations

Net sales of the wholesale business, which was included in discontinued operations, increased $4,460,000 or 35.4% to $17,064,000 for the Six Months Fiscal 2009, as compared to $12,604,000 for the Six Months Fiscal 2008. The increase reflects a $2,666,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and a $1,624,000 increase in our core grocery channel, partially offset by lower sales of our Bellaccino bottled beverages.

Wholesale cost of goods sold increased from 69.6% of wholesale sales in the Six Months Fiscal 2008 to 70.1% in the Six Months Fiscal 2009 reflecting an increase in K-Cup sales which generally have higher cost of goods sold than products sold in our other channels. Other operating expenses decreased $50,000 or 2.4% to $2,040,000 for the Six Months Fiscal 2009, as compared to $2,090,000 for the Six Months Fiscal 2008.

Income from discontinued operations increased $1,158,000 or 87.9% to $2,475,000 for the Six Months Fiscal 2009, as compared to $1,317,000 for the Six Months Fiscal 2008. This increase is primarily related to our ability to reduce our labor and operating expenses while increasing our net sales by 35.4%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Six Months Fiscal 2009	Six Months Fiscal 2008
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(2,369)	$(5,476)
Adjustments for depreciation and other non-cash operating statement amounts	2,010	1,487

Net loss adjusted for non-cash operating statement amounts	(359)	(3,989)
Cash provided (used) for other changes in assets and liabilities	114	(665)

Net cash used in operating activities	(245)	(4,654)
Purchases of property and equipment	(393)	(756)
Other investing activities	242	(1)
Minority interest in joint venture	3,000	—
Net borrowings (repayments) of debt and capital leases	(302)	4,914
Proceeds from warrant and stock option exercise	—	361

Net increase (decrease) in cash and cash equivalents	$2,302	$(136)

Overall, our operating activities, investing activities, and financing activities provided $2,302,000 of cash during the Six Months Fiscal 2009 as compared to used $136,000 of cash used during the Six Months Fiscal 2008.

Cash used in operating activities for Six Months Fiscal 2009 was $245,000, a change of $4,409,000 compared to Six Months Fiscal 2008 when operating activities used cash of $4,654,000. The decrease in cash used in operating activities primarily relates to the $3,107,000 improvement in Net Loss for the Six Month Fiscal 2009.

Investing activities used cash of $151,000 in the Six Months Fiscal 2009 as compared to $757,000 in the Six Months Fiscal 2008, primarily as the result of decreased purchases of property and equipment related to new store openings.

Financing activities provided cash of $2,698,000 in the Six Months Fiscal 2009 and provided cash of $5,275,000 in the Six Months Fiscal 2008. During the Six Months Fiscal 2009, we received proceeds of $3,000,000 in relation to the capital contribution due from Asia Food Culture Management Pte, Ltd (“AFCM”) to the joint venture called Tully’s Coffee Asia Pacific Partner, LP formed in the fourth quarter of Fiscal Year 2008.

Contractual Commitments

We did not have any off-balance sheet arrangements as of September 28, 2008. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of September 28, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Northrim facility(1)	$4,458	$4,458	$—	$—	$—
Benaroya credit facility(1) (3)	7,482	7,482	—	—	—
UCC Note Payable (3)	4,000	1,000	3,000	—	—
Capital leases	3	3	—	—	—
Store operating leases	11,619	2,223	6,178	2,136	1,082
Green coffee purchases(2)	4,863	4,863	—	—	—

	$32,425	$20,029	$9,178	$2,136	$1,082

(1)	The Benaroya credit facility expired in August 2008, but may become due sooner in some circumstances. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement pursuant to which Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. The forbearance agreement may be terminated by Benaroya Capital at any time. The Northrim facility will expire in December 2008, but may become due sooner in some circumstances. We are required under the GMCR Agreement to use the net proceeds from the asset sale to repay in full and terminate agreements relating to our outstanding indebtedness, and repay in full all trade payables, totaling approximately $25.2 million, including our obligations to Benaroya Capital, Northrim, and UCC.

(2)	As of September 28, 2008, we had approximately $4,863,000 of coffee purchase contracts with fixed-price coffee purchase commitments. The remaining balance on these fixed-price contracts would be assumed by GMCR upon completion of the Asset Sale.

(3)	Excludes discount.

Liquidity and Capital Resources

As of September 28, 2008 we had cash and cash equivalents of $3,573,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. Exclusive of the borrowings, aggregating $11,940,000 as of September 28, 2008, under our Northrim credit line and the Benaroya credit facility, both of which are also classified as current liabilities at September 28, 2008 (see Note 5), we had current liabilities of $16,805,000 as compared to current assets of $10,515,000 at September 28, 2008 excluding assets held for sale of $5,565,000.

We expect to incur contractual costs associated with the Asset Sale. These costs are subject to, and potentially contingent upon, the various conditions of the GMCR Agreement and successful completion of the Asset Sale. If the Asset Sale is not approved by our shareholders, or is approved but the Asset Sale is not completed, then certain of these potential costs may not be incurred, although we may be obligated, under some circumstances, to pay Green Mountain a termination fee of $1,600,000. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the Asset Sale, incurred subsequent to the signing of the GMCR Agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs

Our $10,000,000 credit facility with Benaroya Capital, was due on August 31, 2008. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our credit facility with Northrim Funding Services ($4,458,000 in principal amount outstanding at September 28, 2008) is generally subject to annual renewals and matures on December 15, 2008.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the condensed consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores. Some of these capital expenditures may be accomplished through operating or capital leases.

If the Asset Sale were not completed, substantial doubt would exist as to our ability to continue as a going concern. We would need to immediately obtain additional financing to sustain the Company’s operations and business and obtain new funding to pay our current liabilities. If the asset sale is not completed, we believe that it would be very difficult to obtain additional equity or debt financing or to consummate an alternative strategic transaction in a timely fashion. Also, the Company would be required to begin depreciation on those assets previously categorized as held for sale as well as book an adjustment to catch-up the expense for the time depreciation was suspended.

Even if the Asset Sale is completed, changes in our operating plans, lower than anticipated sales, increased expenses, or other events, may require us to seek additional debt, equity financing, or a sale of assets on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our financial condition and results of operations.

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

In their report dated September 16, 2008, our registered public accounting firm stated that our financial statements for the fiscal year ended March 30, 2008 were prepared assuming we would continue as a going concern; however our recurring losses and accumulated deficit raise substantial doubts about our ability to continue as a going concern. Our ability to continue as a going concern is in doubt as a result of a maturing short-term credit facilities, recurring losses from operations, and accumulated deficit, and is subject to our ability to obtain additional equity or credit financing, which may or may not be available, or to consummate a strategic transaction, such as the Asset Sale.

Effect of the Asset Sale and Outlook

As noted, we have classified the assets and liabilities of our wholesale business as held for sale in our consolidated balance sheets and the results of operations for the wholesale business is reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144. During the six months ended September 28, 2008, our income from discontinued operations was $2,475,000. Although we will not receive the operating cash flows from the wholesale business after closing of the Asset Sale, the proposed transaction will result in significantly improved liquidity and capital resources for us.

We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital, Northrim Funding Services, and Ueshima Coffee Corporation. We intend to use the remaining proceeds to satisfy our current liabilities, fund operation of our domestic retail and specialty businesses, and to make a cash distribution to our shareholders, subject to availability of funds and restrictions under applicable law.

In Fiscal 2009 we expect to focus on expanding our specialty business, which is relatively less capital intensive than our retail business, while maintaining a limited rate of growth in our retail operations as we continue our efforts to improve our operating results

If we were to seek a higher growth rate than reflected in our current business plan, we believe that additional sources of funding would be required to fund increased capital investment. Further, if our actual results should differ unfavorably from our Fiscal 2009 projections, it could become necessary for us to seek additional capital. We expect that additional sources of funding will be required in subsequent periods to fund capital expenditures required for growth of our retail business. Such additional sources of funding are expected to include debt or equity financings.

If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing. If other sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. In addition, we could be required to sell individual or groups of stores or other assets (such as license territories) and could be unable to take advantage of business opportunities or respond to competitive pressures. Store sales would involve the assignment or sub-lease of the store location (which may require the lessor’s consent) and the sale of the store equipment, leasehold improvements and related assets. The proceeds received from the sale of stores or other assets might not be sufficient to satisfy our capital needs, and the sale of better-performing stores or other income-producing assets could adversely affect our future operating results and cash flows.

Consistent with our past disclosure and in light of the proposed Asset Sale, we will continue to evaluate the business, operations, and prospects of our remaining business units and to work with our financial advisors to explore potential opportunities to enhance the value of the Company to our shareholders.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of September 28, 2008, we had approximately $4,863,000 in fixed price purchase commitments. Since September 28, 2008, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $1,500,000 to $1,600,000 annually if we were unable to adjust our retail prices.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria). Based on this evaluation, management identified the two following significant deficiencies as defined by the PCAOB as of September 28, 2008:

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the six months ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of September 28, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, including a discrimination case filed against Tully’s in Washington state court by a current store employee alleging retaliation, invasion of privacy, and the tort of outrage. We plan to vigorously defend the litigation, but cannot predict the financial impact to us of the litigation at this time. We have accrued $50,000 as of September 28, 2008 for the estimated legal fees in order to defend the case. We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

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

Risks Related to the Asset Sale

Failure to complete the Asset Sale may seriously affect our liquidity and our ability to continue as a going concern.

The board of directors approved the Asset Sale in part because we believe that our projected revenues and current capital resources will not be sufficient to repay our outstanding indebtedness and fund our ongoing operating expenses. If we do not complete the Asset Sale, then we would need to immediately secure new funding to pay our current liabilities, which were $28.7 million as of September 28, 2008, including approximately $8.8 million in overdue amounts under our credit facility with Benaroya Capital and approximately $4.5 million under our Northrim credit facility, which matures on December 15, 2008, and to continue funding operations. We cannot be certain that financing will be available in amounts or on terms acceptable to us, if at all. In the absence of such financing, the Company may not be able to meet its operating expenses and may be required to continue to scale back or terminate operations, and to seek protection under applicable United States bankruptcy laws.

Because of the closing conditions in the Asset Purchase Agreement and the possibility that Green Mountain may terminate the Asset Purchase Agreement in specific instances, we cannot be sure when, or even if, the Asset Sale will be completed.

The closing of the Asset Sale is subject to the satisfaction of a number of closing conditions, including the requirement that we obtain shareholder approval and certain third party consents. In addition, Green Mountain may terminate the agreement if we fail to cure breaches of our representations, warranties, and covenants in the Asset Purchase Agreement within 60 days of notice. We cannot guarantee that we will be able to meet the closing conditions of the Asset Purchase Agreement. If we are unable to meet the closing conditions, Green Mountain is not obligated to purchase the assets associated with our wholesale business and supply chain. We also cannot be sure that other circumstances, for example, a material adverse event, will not arise that would allow Green Mountain to terminate the Asset Purchase Agreement prior to closing. If the Asset Sale is not approved or does not close, our board of directors will be forced to evaluate other alternatives, which we believe are less favorable to us than the Asset Sale. In addition, under certain circumstances if the Asset Purchase Agreement is terminated and within twelve months after the termination date we enter into an agreement for an alternate transaction, including in some instances an equity financing, then we would have to pay to Green Mountain a termination fee under the terms of the Asset Purchase Agreement of $1.6 million.

The proceeds of the Asset Sale may be reduced if we are required to indemnify Green Mountain for damages resulting from our breach of the Asset Purchase Agreement.

The Asset Purchase Agreement requires that we indemnify Green Mountain for damages resulting from our breach of the Asset Purchase Agreement, if any. Our liability under the indemnification provisions of the Asset Purchase Agreement runs for between one year to the applicable statute of limitations period, depending on the nature of the breach. The indemnification liability of the Company is capped at $3,500,000 for most breaches, but not subject to any limitation with respect to breaches of certain representations and warranties, breaches of covenants, fraud or intentional misrepresentation, and claims related to excluded liabilities and excluded assets.

We may be unable to make any distribution to our shareholders or distributions to our shareholders could be delayed.

All or a portion of the distribution to our shareholders that we anticipate making after closing the Asset Sale could be delayed or may not be possible at all, depending on many factors, including the availability of funds after we repay our existing indebtedness as required by the Asset Purchase Agreement, the cash requirements to fund our operations or if a creditor were to seek to prevent us from making the distribution. Moreover, the amount of the cash distribution that we contemplate making to shareholders after closing the Asset Sale could be less than currently forecast, due primarily to the uncertainties inherent in operating our business after the closing. Our board, in its sole discretion, will determine the actual amount and timing of all distributions

We may need to raise additional capital to fund our business after the closing of the Asset Sale.

Our retail and specialty businesses have incurred significant operating expenses and losses. As we continue to operate our business after closing of the Asset Sale, we expect these losses to continue. We may need to obtain additional financing, complete another strategic transaction or sell significant assets to provide future capital to fund our business. We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all.

After the Asset Sale closes, we will be dependent on Green Mountain for supplies of coffee and related products.

After the closing of the Asset Sale, Green Mountain will use commercially reasonable efforts to supply to us, and we will purchase, all of our requirements of whole bean and ground coffee and other coffee products for an initial term of five years. If Green Mountain is unable to supply all of our requirements for coffee and related products or if the pricing under our supply agreement with Green Mountain is not competitive with market prices or if we are unable to maintain specified purchase volumes, our business would suffer. Moreover, if the supply agreement were terminated, our coffee supplies would be disrupted and we would need to source our coffee from new vendors, who may be unable or unwilling to match the quality and pricing under the supply agreement. Economic conditions and growth trends in the green coffee industry could materially and adversely affect our ability to obtain an adequate supply of coffee to supply our license and franchise partners and retail customers.

Green Mountain is acquiring all of our intellectual property used in the wholesale business, including all worldwide rights to the Tully’s and Bellaccino names and brands, in the Asset Sale. Our rights to use our names and brands after the closing of the Asset Sale will be subject to our license agreement with Green Mountain.

Our rights to use the Tully’s names and brands in our retail and specialty business, including with respect to our franchise business and in foreign markets, will be subject to the terms and conditions set forth in the license agreement. We could lose our exclusive rights to operate retail stores using the Tully’s brand and to engage in the wholesale sale of licensed products outside of North America in certain circumstances. In addition, the license agreement may be terminated by Green Mountain in the event of any uncured breach by us of a material obligation under the license agreement, and in certain other circumstances. Termination of the license agreement would have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Six Months Fiscal 2009.

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

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

Exhibit Number	Description

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC

10.31	Amendment to Northrim Funding Services Contract of Sale & Security (Filed with the Registrant’s Form 8-K filed with the SEC on August 1, 2008 and incorporated herein by reference)

10.32	Forbearance Agreement between Tully’s Coffee Corporation and Benaroya Capital Company, L.L.C (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

10.33	Asset Purchase Agreement, dated September 15, 2008, by and among Tully’s Coffee Corporation, Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc. (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

10.34	Form of Voting Agreement, dated September 15, 2008, between Green Mountain Coffee Roasters, Inc., and Principal Shareholder (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 12, 2008.

TULLY’S COFFEE CORPORATION

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC

10.31	Amendment to Northrim Funding Services Contract of Sale & Security (Filed with the Registrant’s Form 8-K filed with the SEC on August 1, 2008 and incorporated herein by reference)

10.32	Forbearance Agreement between Tully’s Coffee Corporation and Benaroya Capital Company, L.L.C (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

10.33	Asset Purchase Agreement, dated September 15, 2008, by and among Tully’s Coffee Corporation, Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc. (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.34	Form of Voting Agreement, dated September 15, 2008, between Green Mountain Coffee Roasters, Inc., and Principal Shareholder (Filed with the Registrant’s Form 8-K filed with the SEC on September 16, 2008 and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith