Form 10-K/A
period 2008-03-30
TULLYS COFFEE CORP
filed 2009-01-15
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

Tully’s Coffee Corporation (the “Company,” “we,” “us,” or “our”) is filing this Annual Report on Form 10-K/A (the “Amended Filing”) solely for the purpose of amending the disclosures in Part II, Item 9A(T), “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed with the Securities and Exchange Commission on September 18, 2008 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amended Filing contains all of the disclosure required by Part II, Item 9A(T), including information previously disclosed in our Original Filing and also includes currently dated certifications from the Company’s President and Chief Financial Officer. Except as described above, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

PART II

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our President and principal executive officer (“President”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 30, 2008. Based on their evaluation as of March 30, 2008, our President and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file a complete regulatory filing requirements in a timely manner.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment we concluded that, as of March 30, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TULLY’S COFFEE CORPORATION

Date: January 15, 2009	By:	/s/ Andrew M. Wynne
Andrew M. Wynne
Vice-President and Chief Financial Officer