Form 10-Q/A
period 2008-06-29
TULLYS COFFEE CORP
filed 2009-01-15
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,255,024
(Title of Each Class)	Number of Shares Outstanding at June 29, 2008

EXPLANATORY NOTE

Tully’s Coffee Corporation (the “Company,” “we,” “us,” or “our”) is filing this Quarterly Report on Form 10-Q/A (the “Amended Filing”) solely for the purpose of amending the disclosures in Part II, Item 4T, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the fiscal period ended June 29, 2008, filed with the Securities and Exchange Commission on September 18, 2008 (the “Original Filing”). Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amended Filing contains all of the disclosure required by Part II, Item 4T, including information previously disclosed in our Original Filing and also includes currently dated certifications from the Company’s President and Chief Financial Officer. Except as described above, this Amended Filing does not amend any other Item of our Original Filing, does not reflect events occurring after the filing of the Original Filing, and does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

PART II

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our President and principal executive officer (“President”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 29, 2008. Based on their evaluation as of June 29, 2008, our President and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file a complete regulatory filing requirements in a timely manner.

There has been no change in our internal control over financial reporting during the three months ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

TULLY’S COFFEE CORPORATION

Date: January 15, 2009	By:	/s/ Andrew M. Wynne
Andrew M. Wynne
Vice-President and Chief Financial Officer