Form 10-Q
period 2008-12-28
TULLYS COFFEE CORP
filed 2009-02-11
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 28, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,288,304
(Title of Each Class)	Number of Shares Outstanding at December 28, 2008

TULLY’S COFFEE CORPORATION

Form 10-Q

For the Quarterly Period Ended December 28, 2008

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)

Interim fiscal period
Third Quarter Fiscal 2009	13 week period ended December 28, 2008
Third Quarter Fiscal 2008	13 week period ended December 30, 2007
Nine Months Fiscal 2009	39 week period ended December 28, 2008
Nine Months Fiscal 2008	39 week period ended December 30, 2007

Special Note Regarding Forward-Looking Statements

In this report, we refer to Tully’s Coffee Corporation and its consolidated subsidiaries and joint ventures controlled by the company as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by those sections. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, including statements regarding the closing of the proposed Asset Sale to Green Mountain Coffee Roasters, Inc., and our plans and expectations for managing our retail and specialty businesses after the closing. These forward-looking statements generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import.

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Consequently, you should not place undue reliance on our forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 28, 2008 (unaudited)	March 30, 2008
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,576	$1,271
Accounts receivable, net of allowance for doubtful accounts of $483 and $321 at December 28, 2008 and March 30, 2008, respectively	8,944	5,372
Inventories	1,161	1,317
Prepaid expenses and other current assets	924	603
Assets held for sale	6,470	5,210

Total current assets	21,075	13,773
Property and equipment, net	2,916	4,615
Goodwill	332	332
Other assets	246	198

Total assets	$24,569	$18,918

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$9,959	$8,599
Accrued liabilities	5,973	4,404
Credit line and current portion of long-term debt, net of discount	13,501	11,876
Current portion of UCC note payable	1,117	1,027
Current portion of capital lease obligations	2	5
Deferred revenue	3,600	2,803
Liabilities held for sale	45	66

Total current liabilities	34,197	28,780
UCC note payable, net of current portion	2,448	2,310
Capital lease obligation, net of current portion	—	1
Other liabilities	151	442
Deferred revenue	402	—
Deferred lease costs	458	809

Total liabilities	37,656	32,342

Minority Interest	6,000	6,000

Commitments and contingencies (Note 6)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 (December 28, 2008) and 12,930,374 (March 30, 2008) issued and outstanding, with a liquidation preference of $32,296 (December 28, 2008) and $32,326 (March 30, 2008)	28,472	28,783
Common stock, no par value; 120,000,000 shares authorized; 3,288,304 (December 28, 2008) and 3,251,891 (March 30, 2008) shares issued and outstanding, with a liquidation preference of $58,836 (December 28, 2008) and $58,534 (March 30, 2008)	19,594	19,100
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 (December 28, 2008) and 3,613,349 (March 30, 2008) issued and outstanding, with a liquidation preference of $9,008 (December 28, 2008) and $9,033 (March 30, 2008)	7,957	8,009
Additional paid-in capital	29,905	29,719
Subscription receivable	—	(3,000)
Accumulated deficit	(105,015)	(102,035)

Total stockholders’ deficit	(13,087)	(13,424)

Total liabilities and stockholders’ deficit	$24,569	$18,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,903	$11,048	$29,779	$32,350
Specialty sales of products	48	—	48	203

Total sales of products	8,951	11,048	29,827	32,553
Licenses, royalties, and fees	148	71	261	242
Recognition of deferred licensing revenue	—	360	—	1,080

Net sales	9,099	11,479	30,088	33,875

Cost of goods sold and operating expenses
Retail cost of goods sold	3,220	3,947	10,800	11,980
Retail occupancy expenses	1,198	1,332	3,795	3,987

Total retail cost of goods sold and related occupancy expenses	4,418	5,279	14,595	15,967
Specialty cost of goods sold	38	—	38	214

Cost of goods sold and related occupancy expenses	4,456	5,279	14,633	16,181
Store operating expenses	3,951	4,817	12,839	14,671
Other operating expenses	266	51	807	1,315
Marketing, general and administrative costs	1,804	2,134	5,393	6,902
Depreciation and amortization	350	640	1,278	2,130
Write-off of deferred offering costs	—	1,391	—	1,391
Store closure and lease termination costs	3	3	221	19

Total cost of goods sold and operating expenses	10,830	14,315	35,171	42,609

Operating loss from continuing operations	(1,731)	(2,836)	(5,083)	(8,734)
Other income (expense)
Interest expense	(567)	(594)	(1,965)	(1,437)
Loan guarantee fee	—	(77)	(131)	(145)
Loss on foreign exchange	(9)	—	(20)	—
Miscellaneous income	(5)	5	34	21

Total other income (expense)	(581)	(666)	(2,082)	(1,561)

Loss from continuing operations before income taxes	(2,312)	(3,502)	(7,165)	(10,295)
Income tax expense	—	—	(2)	—

Loss from continuing operations	$(2,312)	$(3,502)	$(7,167)	$(10,295)

Discontinued operations (Note 3)
Income from discontinued operations	$1,712	$1,079	$4,187	$2,396
Income tax expense	—	—	—	—

Income from discontinued operations	$1,712	$1,079	$4,187	$2,396

Net loss	$(600)	$(2,423)	$(2,980)	$(7,899)

Continuing operations—basic and diluted
Continuing operations —basic	$(0.71)	$(1.12)	$(2.19)	$(3.67)
Continuing operations —diluted	$(0.71)	$(1.12)	$(2.19)	$(3.67)
Discontinued operations—basic and diluted
Discontinued operations —basic	$0.52	$0.35	$1.28	$0.85
Discontinued operations —diluted	$0.27	$0.16	$0.65	$0.36
Loss per share—basic and diluted
Loss per share —basic	$(0.19)	$(0.77)	$(0.91)	$(2.82)
Loss per share —diluted	$(0.19)	$(0.77)	$(0.91)	$(2.82)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,265	3,127	3,265	2,805
Loss per share—diluted	6,456	6,606	6,456	6,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Week Periods Ended
	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,980)	$(7,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,278	2,130
Loan guarantee fee	131	145
Store closure and lease termination costs	221	19
Employee stock option compensation expense	150	314
Non-cash interest expense (accretion of debt discount)	549	563
Provision for doubtful accounts	188	139
Gain on sale of property and equipment	(33)	(6)
Recognition of deferred license revenues	(13)	(1,080)
Changes in assets and liabilities
Accounts receivable	(3,760)	(1,666)
Inventories	(381)	(1,187)
Prepaid expenses and other assets	(167)	517
Accounts payable	1,360	2,274
Accrued liabilities	1,224	158
Deferred revenue	742	536
Deferred lease costs	(351)	(242)

Net cash used in operating activities	(1,842)	(5,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(490)	(1,612)
Additions (write-offs) of intangible assets	15	(1)
Proceeds from sale of property and equipment	227	8
Proceeds from sale of development rights in Southern California	400	—
Proceeds from sale of development rights in Singapore	69	—

Net cash used in investing activities	221	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Northrim credit facility	1,212	725
Payments on long-term debt and capital leases	(286)	(427)
Proceeds from note payable	—	5,900
Minority interest contribution in joint venture	3,000	—
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from exercise of warrants and stock options	—	400

Net cash provided by financing activities	3,926	6,586

Net increase (decrease) in cash and cash equivalents	2,305	(304)
Cash and cash equivalents at beginning of period	1,271	1,430

Cash and cash equivalents at end of period	$3,576	$1,126

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,965	$1,437
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$36	$56
Liability paid through issuance of stock	$132	$132
Insurance premiums financed through note payable	$354	$341
Warrant issued for loan commitment fee	$—	$635
Discount recorded from note proceeds	$—	$582
Warrants issued for loan guarantee	$—	$185

The accompanying notes are an integral part of these condensed consolidated financial statements.

TULLY’S COFFEE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THIRTY-NINE WEEK PERIOD ENDED DECEMBER 28, 2008 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Minority Interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except share data)
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$6,000	$(13,424)
Series A Preferred stock converted to common stock	(139,500)	(311)			19,717	311					—
Series B Preferred stock converted to common stock			(23,000)	(51)	2,875	51					—
Exercise of common stock warrants					1,914	—					—
Exercise of stock options					187	—					—
Stock option expense							150				150
Liability paid through issuance of stock					11,720	132					132
Accrued expense paid through grant of stock options							36				36
Receipt of subscription receivable								3,000			3,000
Net loss									(2,980)		(2,980)

Balance, December 28, 2008	12,790,874	$28,472	3,590,349	$7,957	3,288,304	$19,594	$29,905	$—	$(105,015)	$6,000	$(13,087)

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended December 28, 2008 (“Third Quarter Fiscal 2009”), the thirty-nine week period ended December 28, 2008 (“Nine Months Fiscal 2009”), the thirteen week period ended December 30, 2007 (“Third Quarter Fiscal 2008”), and the thirty-nine week period ended December 30, 2007 (“Nine Months Fiscal 2008”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 30, 2008, filed with the SEC on September 17, 2008 (the “Fiscal 2008 Form 10-K”).

Recent Developments

In August, 2008, we signed a development agreement with JH Development, LLC to develop certain counties within Southern California, excluding certain special venues, in consideration for a $400,000 development fee. This development fee was recognized as deferred revenue and will be recognized over the contract life of ten years. In conjunction with the development agreement, we sold the five company owned southern California stores to JH Development for $150,000. The sale resulted in a loss of $41,000. These stores will be operated by JH Development under a franchise agreement with Tully’s. Although the sale of these stores reduced our net sales in the current period and will reduce overall net sales in future periods, we believe this arrangement will lead to increased profitability through franchising fees as well as the sale of product to these stores.

On February 4, 2008 we engaged an investment banking firm to assist the Company in evaluating strategic alternatives to enhance company and shareholder value. During the first quarter of Fiscal 2009, management committed to a plan that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business and entered into negotiations with Green Mountain Coffee Roasters, Inc., a Delaware corporation (“GMCR”) for the sale of Tully’s business names, trademarks, and wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Also, in accordance with SFAS 144, the Company stopped depreciating assets identified as held for sale on a go forward basis.

As a result of the Company’s assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into an Asset Purchase Agreement (the “GMCR Agreement”). Under the GMCR Agreement, GMCR will purchase specified assets, and assume certain specified liabilities, associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. The assets to be acquired exclude those net trade accounts receivable which secure our credit facility with Northrim (the “Northrim Facility”), which as of December 28, 2008, amounted to $7.3 million and are not included in Assets Held for Sale. Further, the only liability to be assumed under the GMCR agreement is the wholesale equipment capital lease obligation (amounting to $32,000 on December 28, 2008); other trade payables, liabilities or long-term obligations will not be assumed by GMCR. Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We plan to use these proceeds to improve our liquidity, repay our indebtedness, and fund our domestic retail and specialty businesses.

Pursuant to the GMCR Agreement, upon the closing, we will enter into a supply agreement with GMCR (the “Supply Agreement”). Under the terms of the Supply Agreement, (i) GMCR will agree to use commercially reasonable efforts to supply to us all of our requirements of Products and Other Coffee Products during the term of the Supply Agreement; and

(ii) we will agree to purchase all of our requirements of Products from GMCR during the term of the Supply Agreement. As used in the Supply Agreement, “Products” means certain 5-lb. bulk, Retail Coffee Bags and fractional pack coffee for use at Licensed Retail Stores (as defined in the license agreement between GMCR and us), and (ii) “Retail Coffee Bags” mean whole bean and ground coffee specifically packaged for retail sale. The Supply Agreement will support our product sourcing needs for our ongoing retail and specialty businesses.

Pricing for a specified annual volume of Products will be established on a “cost plus” basis, with the “plus” premium reflecting a negotiated, commercially reasonable margin over Green Mountain’s cost of goods. Because Green Mountain’s pricing to us under the Supply Agreement will be tied to its own costs, we expect that the “cost plus” pricing for the Products will be competitive with market prices generally. If Tully’s requires a higher aggregate volume of Products in a given contract year and GMCR does not elect to continue the “cost plus” pricing for one or more Products after the specified volume is exceeded, the Products will be priced at GMCR’s best list price offered to like customers, provided that we will have the option to use a secondary vendor to supply such Products. The Supply Agreement is for an initial term of five years starting on the effective date of the Supply Agreement and may be renewed thereafter for separate additional terms of one year each unless either party provides written notice of non-renewal to the other party at least 120 days in advance of the end of the initial five year term or additional term, as the case may be. The Company is to provide forecasting to GMCR on the estimated quarterly volume it intends to purchase such that GMCR can predict production volume. In the event the Company’s actual purchasing is 25% less or greater, there is a penalty fee provision.

We do not believe the nature or pricing structure of the Supply Agreement represents anything other than prices within the range of market prices at the time of the arrangement. Given our history surrounding the cost of wholesale and bulk coffee production, we believe the supply arrangement will result in comparable cost of sales as it relates to the coffee beans for our future retail operations. The prices we agreed to pay Green Mountain are competitive prices that we could have obtained from other suppliers and will not be accounted for as an adverse or beneficial purchase commitment. The presence of the supply agreement does not affect the accounting or recognition of any gain resulting from the Asset Sale and does not affect the conclusion that the risk and rewards have been sufficiently transferred to Green Mountain in connection with the Asset Sale.

In evaluating the Supply Agreement, we made certain estimates of the mix of products that were to be purchased as well as the distribution and competitor prices we would be getting on the products supplied from GMCR.

Additionally, under the terms of the Asset Sale, the Company sold the “Tully’s” trademark and brand name, and is simultaneously with the transaction entering into a perpetual license to continue to utilize the “Tully’s” brand as part of its North American retail operations, and is also licensing the rights to worldwide retail and wholesale (excluding North American and Japan) distribution (“License Agreement”). The Company can sublicense these rights, thus continuing to act as a retail franchisor worldwide (excluding Japan). The perpetual license fee is $1 annually. The Company has considered this continuing involvement and believes there is significant direct cash flows associated with this continued involvement through the worldwide area development rights and retail operations ability to operate under the “Tully’s” brand name is contingent upon this License Arrangement.

The discontinued operations and assets held for sale represent only those pertaining to the Wholesale Segment, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

Tully’s is currently investigating the impact of the two year suspension on use of cumulated net operating loss positions in the state of California on this transaction as well as all other income tax impact of this transaction.

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

The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, Tom T. O’Keefe, our chairman of the board and founder, who beneficially owns approximately 20.0% of our outstanding common stock, has entered into a voting agreement with GMCR pursuant to which he has agreed to vote his shares in favor of the transaction at the shareholders’ meeting at which our shareholders will be asked to approve the GMCR Agreement and the transactions contemplated therein.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the Asset Sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR Agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. Tully’s has incurred approximately $400,000 of deferred transaction costs that will be recognized upon close of the transaction.

The Company will continue to evaluate the accounting effects of the transaction, including the corresponding License Agreement, and expects the allocation of net proceeds, value attributed to the intangible being sold, and any resulting gain will be based upon the fair market value which will be completed upon closing of the transaction, expected to be in the fourth fiscal quarter ended March 29, 2009. Further, management expects any gain allocated to, or resulting from, the sale of the intangible property to be deferred due to the continuing involvement as derived by the License Agreement.

Recent Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are effective for our fiscal year beginning March 31, 2008. The adoption of SFAS 157 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures. See also discussion of the interpretation of this pronouncement below.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. SFAS 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. SFAS 160, which is effective for the Company at the beginning of the fiscal year 2010, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements and related disclosures.

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-b, Fair Value Measurements. This FSP delays the effective date of SFAS 157 until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The adoption of SFAS 157-b had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP No APB 14-1 to have a material effect on its consolidated financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157-3 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

Cash

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value. Fully-consolidated into the Company’s December 28, 2008 balance is $ $2,615,000 of cash and cash equivalents related to our limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”).

2. Disposal of Long-Lived Assets

Assets Held for Sale

On February 4, 2008 we engaged an investment banking firm to assist the Company in evaluating strategic alternatives to enhance company and shareholder value. During the first quarter of Fiscal 2009, management committed to a plan that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business and entered into negotiations with GMCR for the sale of Tully’s business names, trademarks, and wholesale business. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Also, in accordance with SFAS 144, the Company stopped depreciating assets identified as held for sale on a go forward basis.

As a result of the Company’s assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and GMCR, entered into the GMCR Agreement. Under the GMCR Agreement, GMCR will purchase specified assets, and assume certain specified liabilities, associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the assets as of the closing date. The assets to be acquired exclude those net trade accounts receivable which secure the Northrim Facility, which as of December 28, 2008, amounted to $7.3 million and are not included in Assets Held for Sale. Further, the only liability to be assumed under the GMCR agreement is the wholesale equipment capital lease obligation (amounting to $32,000 on December 28, 2008); other trade payables, liabilities or long-term obligations will not be assumed by GMCR. Of the cash proceeds payable to Tully’s, $3.5 million will be placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. We plan to use these proceeds to improve our liquidity, repay our indebtedness, and fund our domestic retail and specialty businesses.

Pursuant to the GMCR Agreement, upon the closing, we will enter into a supply agreement with GMCR (the “Supply Agreement”). Under the terms of the Supply Agreement, (i) GMCR will agree to use commercially reasonable efforts to supply to us all of our requirements of Products and Other Coffee Products during the term of the Supply Agreement; and (ii) we will agree to purchase all of our requirements of Products from GMCR during the term of the Supply Agreement. As used in the Supply Agreement, “Products” means certain 5-lb. bulk, Retail Coffee Bags and fractional pack coffee for use at Licensed Retail Stores (as defined in the license agreement between GMCR and us), and (ii) “Retail Coffee Bags” mean whole bean and ground coffee specifically packaged for retail sale. The Supply Agreement will support our product sourcing needs for our ongoing retail and specialty businesses.

Pricing for a specified annual volume of Products will be established on a “cost plus” basis, with the “plus” premium reflecting a negotiated, commercially reasonable margin over Green Mountain’s cost of goods. Because Green Mountain’s pricing to us under the Supply Agreement will be tied to its own costs, we expect that the “cost plus” pricing for the Products will be competitive with market prices generally. If Tully’s requires a higher aggregate volume of Products in a given contract year and GMCR does not elect to continue the “cost plus” pricing for one or more Products after the specified volume is exceeded, the Products will be priced at GMCR’s best list price offered to like customers, provided that we will have the option to use a secondary vendor to supply such Products. The Supply Agreement is for an initial term of five years starting on the effective date of the Supply Agreement and may be renewed thereafter for separate additional terms of one year each unless either party provides written notice of non-renewal to the other party at least 120 days in advance of the end of the initial five year term or additional term, as the case may be. The Company is to provide forecasting to GMCR on the estimated quarterly volume it intends to purchase such that GMCR can predict production volume. In the event the Company’s actual purchasing is 25% less or greater, there is a penalty fee provision.

We do not believe the nature or pricing structure of the Supply Agreement represents anything other than prices within the range of market prices at the time of the arrangement. Given our history surrounding the cost of wholesale and bulk coffee production, we believe the supply arrangement will result in comparable cost of sales as it relates to the coffee beans for our future retail operations. The prices we agreed to pay Green Mountain are competitive prices that we could have obtained from other suppliers and will not be accounted for as an adverse or beneficial purchase commitment. The presence of the supply agreement does not affect the accounting or recognition of any gain resulting from the Asset Sale and does not affect the conclusion that the risk and rewards have been sufficiently transferred to Green Mountain in connection with the Asset Sale.

In evaluating the Supply Agreement, we made certain estimates of the mix of products that were to be purchased as well as the distribution and competitor prices we would be getting on the products supplied from GMCR.

Additionally, under the terms of the Asset Sale, the Company sold the “Tully’s” trademark and brand name, and is simultaneously with the transaction entering into a perpetual license to continue to utilize the “Tully’s” brand as part of its North American retail operations, and is also licensing the rights to worldwide retail and wholesale (excluding North American and Japan) distribution (“License Agreement”). The Company can sublicense these rights, thus continuing to act as a retail franchisor worldwide (excluding Japan). The perpetual license fee is $1 annually. The Company has considered this continuing involvement and believes there is significant direct cash flows associated with this continued involvement through the worldwide area development rights and retail operations ability to operate under the “Tully’s” brand name is contingent upon this License Arrangement.

The discontinued operations and assets held for sale represent only those pertaining to the Wholesale Segment, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

The Company will continue to evaluate the accounting effects of the transaction, including the corresponding License Agreement, and expects the allocation of net proceeds, value attributed to the intangible being sold, and any resulting gain will be based upon the fair market value which will be completed upon closing of the transaction, expected to be in the forth fiscal quarter ended March 29, 2009. Further, management expects any gain allocated to, or resulting from, the sale of the intangible property to be deferred due to the continuing involvement as derived by the License Agreement.

The table below summarized the major categories of assets and liabilities held for sale at December 28, 2008:

	December 28, 2008 (unaudited)	March 30, 2008
	(dollars in thousands)
Assets Held for Sale
Inventory	$3,150	$2,612
Prepaid expenses and other current assets	201	134
Property and equipment and other intangible assets, net	2,995	2,294
Goodwill	124	124
Other Assets	—	46

Total Assets Held for Sale	$6,470	$5,210

Liabilities Held for Sale
Long-term debt	$12	$19
Capital lease obligations	33	47

Total Liabilities Held for Sale	$45	$66

3. Discontinued Operations

The Company classified the results of operations for the wholesale business in discontinued operations, in accordance with the guidance provided in SFAS 144.

The operating results of discontinued operations for the wholesale segment included in the accompanying consolidated statements of operations are as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)
	(dollars in thousands)
Net Sales	$10,782	$8,146	$27,846	$20,750

Income before income taxes	1,712	1,079	4,187	2,396
Income taxes	—	—	—	—

Income from discontinued operations	$1,712	$1,079	$4,187	$2,396

Tully’s is currently investigating the impact of the two year suspension on use of cumulated net operating loss positions in the state of California on this transaction as well as all other income tax impact of this transaction.

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

Closing of the proposed Asset Sale is subject to certain conditions, including approval by Tully’s shareholders. The GMCR Agreement was unanimously approved by Tully’s board of directors. In addition, affiliates of our founder and chairman of the board, Tom T. O’Keefe, which beneficially own approximately 12.2% of our outstanding common and preferred stock, calculated on an as-converted to common stock basis, have entered into a consent and agreement to be bound by voting agreement and irrevocable proxy pursuant to which they have agreed to vote their shares in favor of the Asset Sale. Other members of our board of directors and our executive officers collectively own an additional 1.5% of our outstanding common and preferred stock, calculated on an as-converted to common stock basis, have indicated that they will vote for the approval of the Asset Sale. Collectively, our executive officers and directors beneficially own approximately 13.7% of our outstanding common and preferred stock, calculated on an as-converted to common stock basis.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement with GMCR. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and successful completion of the closing process. If the GMCR Agreement and the transactions contemplated therein are not approved by Tully’s shareholders, or are approved but the Asset Sale is not successfully completed, then certain of these potential costs may not be incurred. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR Agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. Tully’s has incurred approximately $400,000 of deferred transaction costs that will be recognized upon close of the transaction.

4. Liquidity

As of December 28, 2008 we had cash and cash equivalents of $3,576,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. At December 28, 2008, we had current trade liabilities of $20,808,000 as compared to current trade assets of $14,605,000, which does not include borrowings aggregating $13,343,000 under our Northrim Facility and the Benaroya credit facility (see Note 5) which are current liabilities and excludes assets held for sale amounting to $6,470,000.

Tully’s believes it will incur contractual costs associated with the sale of the assets of its wholesale business subject to the GMCR Agreement. At this time, however, these costs are subject to, and potentially contingent upon, the various conditions of, and completion of the transaction. If the Asset Sale to GMCR is not approved by Tully’s shareholders, or are approved but the Asset Sale is not completed, then certain of these potential costs may not be incurred, although we may be obligated, under some circumstances, to pay GMCR a termination fee of $1,600,000. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. Tully’s has incurred approximately $400,000 of deferred transaction costs that will be recognized upon close of the transaction.

We will continue to evaluate our business, operations, and prospects and to explore potential opportunities to enhance shareholder value after closing the Asset Sale.

Our $10,000,000 credit facility with Benaroya Capital was due on August 31, 2008. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our Northrim Facility ($5,861,000 in principal amount outstanding at December 28, 2008) is generally subject to annual renewals and matures on March 31, 2009.

Subsequent to the balance sheet date, on December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of Tully’s Coffee Corporation (“Tully’s), and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan bears interest at an annualized rate of 15% and is due and payable on the earlier of (a) two business days after Tully’s receives or otherwise obtains control over proceeds equal to or greater than the remaining balance due effective upon closing of the GMCR Agreement, and (b) June 30, 2009.

Also subsequent to the balance sheet date on December 31, 2008, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $500,000 (the “LP Loan”). The LP Loan is secured by the net cash from operations of the Partnership that are available for distribution to the Limited Partner pursuant to the Partnership Agreement in proportion to the Limited Partner’s percentage of Partnership Interest (as defined in the Partnership Agreement). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan.

In the event the GP Loan goes into default, the Limited Partner shall have the option to convert all or a portion of the outstanding principal and accrued interest on the LP Loan into additional Partnership Interests based on a $12,000,000 valuation of the Partnership. The Limited Partner would also have the option, at the time of and upon conversion, to become the sole general partner of the Partnership.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the condensed consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores. Some of these capital expenditures may be accomplished through operating or capital leases.

If the Asset Sale were not completed, then substantial doubt would continue to exist as to our ability to continue as a going concern. We would need to immediately obtain additional financing to sustain the Company’s operations and business and obtain new funding to pay our current liabilities. If the Asset Sale is not completed, we believe that it would be very difficult to obtain additional equity or debt financing or to consummate an alternative strategic transaction in a timely fashion. In addition, we likely would be required to substantially reduce expenditures of our business. Also, the Company would be required to begin depreciation on those assets previously categorized as held for sale as well as book an adjustment to catch-up the expense for the time depreciation was suspended.

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

Effect of the Asset Sale and Outlook

As noted, we have classified the assets and liabilities of our wholesale business as held for sale in our condensed consolidated balance sheets and the results of operations for the wholesale business is reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144. The assets to be acquired exclude those net trade accounts receivable which secure the Northrim Facility, which as of December 28, 2008, amounted to $7.3 million and are not included in Assets Held for Sale. Further, the only liability to be assumed under the purchase agreement is the wholesale equipment capital lease obligation (amounting to $32,000 on December 28, 2008); other trade payables, liabilities or long-term obligations will not be assumed by GMCR. During the nine months ended December 28, 2008, our income from discontinued operations was $4,187,000. Although we will not receive the operating cash flows from the wholesale business after closing of the Asset Sale, the proposed transaction will result in significantly improved liquidity and capital resources for us.

We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital, Northrim Funding Services, and Ueshima Coffee Corporation totaling approximately $26.1 million as of December 28, 2008. We intend to use the remaining proceeds to satisfy our current liabilities, satisfy any potential tax obligation in the state of California, fund operation of our domestic retail and specialty businesses.

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

Direct and indirect costs associated with the sale, incurred subsequent to the signing of the GMCR agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. Tully’s has incurred approximately $400,000 of deferred transaction costs that will be recognized upon close of the transaction.

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

Our chairman has guaranteed our obligations under the Benaroya credit facility, and another shareholder has guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman is not being compensated for his guaranty. We have agreed to compensate the second guarantor through the cash payment of a $167,100 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $184,800 when granted (these warrants became exercisable on July 12, 2008). Additionally, we will pay a facility draw fee to this second guarantor at the annualized rate of 2% on the average amount of guaranteed debt outstanding. We have agreed to indemnify these guarantors from all claims, liabilities, costs and expenses incurred by them arising from or related to the note holder’s demands under the guarantees. We also have agreed not to increase the amount of our Northrim Facility or grant any other security interest in our assets without the prior written consent of these guarantors. Borrowings under the Benaroya credit facility are classified as a short-term obligation in our balance sheet, reflecting the terms of the July 12, 2007 amendment.

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

The discounts on the principal proceeds from Benaroya Capital and the fair value of the warrants issued to Benaroya Capital, as described above, have been recorded as a discount on the Benaroya Note. This discount is being reduced through accretion of non-cash interest expense over the life of the note. These amounts are summarized as follows:

Thirty-nine week period ended December 28, 2008 (unaudited)
(dollars in thousands)
Debt discount on Benaroya credit facility as of March 30, 2008	$411
Less—accretion of discount included in interest expense for the Nine Months Fiscal 2009	(411)

Debt discount on Benaroya credit facility as of December 28, 2008	$—

On June 22, 2005, Tully’s entered into the Northrim Facility. On December 22, 2008, the credit facility was renewed until March 31, 2009, unless terminated earlier by either party. Under this credit facility, Tully’s may borrow up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility bear interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% during the contract term and are secured by our inventories and through the assignment (with recourse) of our accounts receivable.

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

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note bears interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. This amount was paid subsequent to the balance sheet date on December 30, 2008 facilitated by the promissory note discussed below. Payments under the note may accelerate under certain circumstances and TCAP is generally required to pay two dollars of principal under the note for each dollar that TCAP distributes to Tully’s. Tully’s has issued a limited guaranty for TCAP’s obligations under the note, which is generally secured by the assets of Tully’s and TCAP related to the Licensed Territories, including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but is non-recourse as to Tully’s other assets.

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

Thirty-nine week period ended December 28, 2008 (unaudited)
(dollars in thousands)
Debt discount on UCC Note Payable as of March 30, 2008	$690
Less — accretion of discount included in interest expense for the Nine Months Fiscal 2009	(138)

Debt discount on UCC Note Payable as of December 28, 2008	$552

Subsequent to the balance sheet date on December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of Tully’s Coffee Corporation (“Tully’s), and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan bears interest at an annualized rate of 15% and is due and payable on the earlier of (a) two business days after Tully’s receives or otherwise obtains control over proceeds equal to or greater than the remaining balance due effective upon closing of the Asset Purchase Agreement, dated as of September 15, 2008, as amended, between Tully’s, Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, and (b) June 30, 2009.

Also subsequent to the balance sheet date on December 31, 2008, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $500,000 (the “LP Loan”). The LP Loan is secured by the net cash from operations of the Partnership that are available for distribution to the Limited Partner pursuant to the Partnership Agreement in proportion to the Limited Partner’s percentage of Partnership Interest (as defined in the Partnership Agreement). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan.

In the event the GP Loan goes into default, the Limited Partner shall have the option to convert all or a portion of the outstanding principal and accrued interest on the LP Loan into additional Partnership Interests based on a $12,000,000 valuation of the Partnership. The Limited Partner would also have the option, at the time of and upon conversion, to become the sole general partner of the Partnership.

Obligations under credit lines and long-term debt consist of the following:

	December 28, 2008 (unaudited)	March 30, 2008
	(dollars in thousands)
Borrowings under the Northrim Facility	$5,861	$4,650
Borrowings under the Benaroya credit facility, net of unaccreted discount of $0 and $411,000, respectively	7,482	7,071
Note payable for the settlement of the UCC litigation, net of unaccreted discount of $552,000 and $690,000 respectively	3,448	3,337
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000 - $43,000 including interest at 5.90%, through September 2008 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	158	155
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	—	19

	16,949	15,232
Less: Current portion	(14,501)	(12,912)

Long-term debt, net of current portion	$2,448	$2,320

Proceeds from the Asset Sale would be used to fully repay the Benaroya and Northrim facilities, as well as the UCC Settlement Agreement.

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

Minimum future rental payments under noncancellable operating leases as of December 28, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$1,052
2010	3,678
2011	2,239
2012	1,325
2013	980
Thereafter	1,096

Total	$10,370

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$63
2010	226
2011	61
2012	43

Total	$393

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of December 28, 2008 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2009	$2

Total minimum lease payment	2
Less: Amount representing future interest	—

Present value of net minimum lease payments under capital leases	$2

Purchase commitments

It is our general practice to enter into forward commitments for the purchase of green coffee in order to secure future supplies of premium quality coffee beans that meet our specifications, in quantities that we estimate will be required to meet our future roasting needs. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of December 28, 2008, we had approximately $2,822,000 of contracts with fixed-price coffee purchase commitments which are not expected to result in a purchase price or commitment above the fair market value of the related goods. We believe, based on relationships established with our suppliers, that the risk of non-delivery on such purchase commitments is remote. The remaining balance on these fixed-price contracts would be assumed by GMCR upon completion of the Asset Sale.

Pursuant to the GMCR Agreement, upon the closing, we will enter into a supply agreement with GMCR (the “Supply Agreement”). Under the terms of the Supply Agreement, (i) GMCR will agree to use commercially reasonable efforts to supply to us all of our requirements of Products and Other Coffee Products (“Products”) during the term of the Supply Agreement; and (ii) we will agree to purchase all of our requirements of Products from GMCR during the term of the Supply Agreement. This supply agreement will support our sourcing needs of the ongoing retail, international and specialty businesses.

Pricing for a specified annual volume of Products will be established on a “cost plus” basis. If Tully’s requires a higher aggregate volume of Products in a given contract year and GMCR does not elect to continue the “cost plus” pricing for one or more Products after the specified volume is exceeded, the Products will be priced at GMCR’s best list price offered to like customers, provided that we will have the option to use a secondary vendor to supply such Products. The Supply Agreement is for an initial term of five years starting on the effective date of the Supply Agreement and may be renewed thereafter for separate additional terms of one year each unless either party provides written notice of non-renewal to the other party at least 120 days in advance of the end of the initial five year term or additional term, as the case may be. The Company is to provide forecasting to GMCR on the estimated quarterly volume it intends to purchase such that GMCR can predict production volume. In the event the Company’s actual purchasing is 25% less or greater, there is a penalty fee provision. The Company does not expect to incur any penalties under this provision of the arrangement.

The Company does not believe the nature of the agreement or the cost formula represents anything other than prices within the range of market prices at the time of the arrangement. Given the Company’s history surrounding the cost of wholesale and bulk coffee production, the Company believes the supply arrangement will result in comparable cost of sales as it relates to the coffee beans for its future retail operations. The prices the Company agreed to pay GMCR are competitive prices that we could have obtained from other suppliers and will not be accounted for as an adverse or beneficial purchase commitment. The presence of the supply agreement does not impact the accounting or recognition of the gain as it relates to the sale and does not impact the conclusion that the risk and rewards have been sufficiently transferred to GMCR under the proposed Asset Sale.

In evaluating the supply agreement, we made certain estimates of the mix of products that were to be purchased as well as the distribution and competitor prices we would be getting on the products supplied from GMCR.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. On December 14, 2006, the Court granted final approval of a settlement agreement between the parties and dismissed the suit with prejudice. Under the settlement, Tully’s agreed to annually make cash payments and issue shares of its common stock to the settlement class during a three year period starting in October 2006. In October 2006, 2007, and 2008 Tully’s issued 7,000, 11,719 and 11,720 shares of common stock respectively and paid $164,000, $266,000, and $266,000 respectively, to the settlement class. Under the settlement, Tully’s was obligated as of December 28, 2008 to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (thousands)
To be issued and paid in October 2009	7,031	$159

In December 2007 a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of December 28, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, including a discrimination case filed against Tully’s in Washington state court by a current store employee alleging retaliation, invasion of privacy, and the tort of outrage. We plan to vigorously defend the litigation, but cannot predict the financial impact to us of the litigation at this time. We have accrued $50,000 as of December 28, 2008 for the estimated legal fees in order to defend the case. We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of December 28, 2008 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
	(unaudited)	(unaudited)	(unaudited)
Issued with Series A Preferred Stock investment units	614,809	614,809	$2.64
Issued to guarantors of debt	184,922	184,922	$0.40
Issued to holder of convertible note in lieu of cash interest	120,000	120,000	$0.08
Other	13,359	13,359	$0.08-$2.64

Totals	933,090	933,090

The weighted average exercise price for the outstanding warrants at December 28, 2008 was $1.84 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Weighted average risk free interest rate	—	—	1.91%	4.87%
Expected dividend yield	—	—	0%	0%
Expected lives	—	—	3 years	3 years
Weighted average expected volatility	—	—	80%	95%
Weighted average fair value at date of grant	—	—	$5.93	$6.85

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2008 and Fiscal 2009 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $150,000 and $314,000 for the Nine Months Fiscal 2009 and Nine Months Fiscal 2008, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of December 28, 2008, we had approximately $475,000 of total unrecognized compensation cost related to the 131,375 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of December 28, 2008 options for 579,621 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 480,144 were fully vested. The following table summarizes information about outstanding options granted under our option plans:

The following table summarizes activity under our stock option plans for the period March 30, 2008, through December 28, 2008:

	Number of Shares	Weighted-average exercise price per share
Outstanding at March 30, 2008	659,724	$5.64
Granted	6,500	11.28
Exercised	(187)	0.08
Forfeited	(86,416)	9.63

Outstanding at December 28, 2008	579,621	$5.39

Exercisable or convertible at the end of the period	480,144	$4.06

The aggregate intrinsic value of options outstanding at December 28, 2008, is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 346,253 exercisable options that had exercise prices that were lower than the $11.28 fair market value, as determined by our Board of Directors on February 22, 2007, of our common stock at December 28, 2008. As a result of recent developments (see Note 1), the Board of Directors is reviewing the fair market value of the common stock.

The total intrinsic value of options exercised during the Nine Months Fiscal 2009 and Nine Months Fiscal 2008 was $0.

8. Stockholders’ Equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock when and if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At December 28, 2008, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of December 28, 2008.

During Fiscal 2008, certain shareholders transmitted shares of Series A Preferred Stock or Series B Preferred Stock to our transfer agent for safekeeping. In some cases, these preferred shareholders have requested that their preferred shares be converted into our common stock. Where this has been indicated by the shareholder, the conversion has been reflected in the Nine Months Fiscal 2009 financial statements. For some of these shareholders, the intent of the shareholder was unclear, and while we investigate this matter with the shareholders, we have not reflected these preferred shares as being converted into our common stock. If we determine that any of these other shareholders intended to convert their shares into common stock that will be reflected in the financial statements for our fiscal quarter ending March 29, 2009.

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

As a result of the Company’s decision in the first quarter of Fiscal 2009 to exit the wholesale business, the wholesale business has been classified as discontinued operations in the Company’s Consolidated Statement of Operations for all periods presented. In addition, the wholesale assets and liabilities have been classified as held for sale in the Company’s Condensed Consolidated Balance Sheet as of December 28, 2008.

Our net sales are comprised as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Sales in the United States	$9,049	$11,119	$30,038	$32,592
International sales	50	360	50	1,283

	$9,099	$11,479	$30,088	$33,875

The tables below present information by operating segment:

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	December 28, 2008		December 30, 2007		December 28, 2008		December 30, 2007
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(dollars in thousands)				(dollars in thousands)
Net sales
Retail division	$8,903		$11,048		$29,779		$32,350
Specialty division	196		431		309		1,525

	$9,099		$11,479		$30,088		$33,875

Net loss	$(600)		$(2,423)		$(2,980)		$(7,899)
Depreciation and amortization
Retail division	$331		$430		$1,056		$1,469
Specialty division		**		**		**		**
Corporate and other expenses	19		210		222		661

Total depreciation and amortization	$350		$640		$1,278		$2,130

**	Amounts are less than $1,000.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(2,312)	$(3,502)	$(7,167)	$(10,295)
Income from discontinued operations	1,712	1,079	4,187	2,396

Net loss for basic loss per share	$(600)	$(2,423)	$(2,980)	$(7,899)

Weighted average shares used in computing basic loss per share	3,265	3,127	3,265	2,805
Basic loss per share from continuing operations	$(0.71)	$(1.12)	$(2.19)	$(3.67)
Basic earnings per share from discontinued operations	0.52	0.35	1.28	0.85

Basic loss per share	$(0.19)	$(0.77)	$(0.91)	$(2.82)

Computation of diluted loss per share
Loss from continuing operations	$(2,312)	$(3,502)	$(7,167)	$(10,295)
Income from discontinued operations	1,712	1,079	4,187	2,396

Net loss for diluted loss per share	$(600)	$(2,423)	$(2,980)	$(7,899)

Weighted average shares used in computing diluted loss per share	6,456	6,606	6,456	6,606
Diluted loss per share from continuing operations	$(0.71)	$(1.12)	$(2.19)	$(3.67)
Diluted earnings per share from discontinued operations	0.27	0.16	0.65	0.36

Diluted loss per share	$(0.19)	$(0.77)	$(0.91)	$(2.82)

Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	3,265	3,127	3,265	2,805
Total common share equivalent instruments for computing diluted loss per share	3,191	3,479	3,191	3,801

Weighted average shares used in computing diluted loss per share	6,456	6,606	6,456	6,606

11. Subsequent Event

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of Tully’s Coffee Corporation (“Tully’s), and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan bears interest at an annualized rate of 15% and is due and payable on the earlier of (a) two business days after Tully’s receives or otherwise obtains control over proceeds equal to or greater than the remaining balance due effective upon closing of the Asset Purchase Agreement, dated as of September 15, 2008, as amended, between Tully’s, Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation, and (b) June 30, 2009.

Also on December 31, 2008, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $500,000 (the “LP Loan”). The LP Loan is secured by the net cash from operations of the Partnership that are available for distribution to the Limited Partner pursuant to the Partnership Agreement in proportion to the Limited Partner’s percentage of Partnership Interest (as defined in the Partnership Agreement). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan.

In the event the GP Loan goes into default, the Limited Partner shall have the option to convert all or a portion of the outstanding principal and accrued interest on the LP Loan into additional Partnership Interests based on a $12,000,000 valuation of the Partnership. The Limited Partner would also have the option, at the time of and upon conversion, to become the sole general partner of the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that Tully’s believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended December 28, 2008 (“Third Quarter Fiscal 2009”) and the thirty-nine week period ended December 28, 2008 (“Nine Months Fiscal 2009”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2008, filed with the SEC on September 17, 2008 (the “Fiscal 2008 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section, and others described in the “Risk Factors” section of our Fiscal 2008 Form 10-K.

Business Overview

We are a specialty retailer and wholesaler of hand-craft roasted, gourmet coffees. We generate revenues through three operating divisions:

•	Retail. Our retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores.

•

Wholesale. Our wholesale division sells our gourmet whole bean and ground coffees to customers in the grocery, office coffee service and foodservice channels and to our franchisees. This segment is subject to sale under the GMCR Agreement.

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

Our $10,000,000 credit facility with Benaroya Capital, due on August 31, 2008, will need to be replaced or renewed. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our Northrim credit facility is subject to periodic renewal, and would need to be replaced if not renewed in March 2009. We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital Company, LLC, Northrim Funding Services, and Ueshima Coffee Corporation.

After closing of the Asset Sale, we will continue as a specialty retailer in the fast-casual categories of specialty coffee, snacks, and non-alcoholic beverages, within the broader quick-service restaurant industry. As of December 28, 2008, we operated 83 retail stores, and had franchised 84 Tully’s Coffee-branded retail stores, in Washington, California, Arizona, Oregon, Idaho, Montana, Colorado, Wyoming, Utah and Singapore. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high- traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports, and university campuses. We will continue to manage our franchising and foreign business development activities through our specialty division.

We will continue to manage our franchising and foreign business development activities through our specialty division. Excluding the results of our wholesale business, we had:

•	net sales of $40.9 million, $41.0 million, and $45.1 million for Fiscal 2008, Fiscal 2007, and Fiscal 2006, respectively;

•	a net loss, exclusive of the wholesale business, of $16.3 million and $10.5 million for Fiscal 2008 and Fiscal 2007, respectively, and a net income of $14.8 million for Fiscal 2006; and

•	net sales of $30.1 million and a net loss of $7.2 million for the 39 weeks ended December 28, 2008.

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

Because Green Mountain is buying the worldwide rights to the Tully’s brand (excluding Japan), and our retail business will license the use of the Tully’s brand from Green Mountain and change our corporate name upon closing of the Asset Sale, we will change our corporate name as required by the GMCR Agreement.

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

On February 4, 2008 we engaged an investment banking firm to assist in evaluating strategic alternatives to optimize company and shareholder value. The Company has evaluated a range of alternatives. As a result of this assessment, on September 15, 2008, Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters,

Inc., a Delaware corporation, entered into a GMCR Agreement. Under the GMCR Agreement, GMCR will purchase the assets associated with Tully’s wholesale business and supply chain, including rights to use the Tully’s brand worldwide (excluding Japan) and other Tully’s trade names, trademarks and service marks, for a total consideration of $40.3 million in cash, subject to adjustment based on the value of the wholesale assets as of the closing date. Expected proceeds from the sale of the wholesale business would be used to fully repay the outstanding balance of on the Benaroya facility, the Northrim credit line and the UCC liability.

Trends in Our Business

Retail Division.

Tully’s has 83 company-operated retail stores and 84 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming and Colorado and Singapore. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations. The ongoing goal of our retail division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to optimize shareholder value. During Fiscal 2008 we opened six company-operated stores and we have opened no new company-operated stores during the Nine Months Fiscal 2009. During the remainder of Fiscal 2009, we do not expect to open any company-operated stores.

Wholesale Division.

Tully’s sells gourmet whole bean and ground coffees and single serve Tully’s K-Cups through the wholesale channel. We sell our products through grocery locations as well as to office coffee services and foodservice channels in the western United States and the Chicago metropolitan area. We also offer many of our products through mail-order and Internet channels.

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

Specialty Division.

Our specialty business is primarily focused on U.S. franchising opportunities. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Our specialty division will continue to oversee the franchising of Tully’s Coffee retail stores and manages our foreign licensing and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to our license and franchise partners both domestic and foreign. At December 28, 2008 there were 84 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses. In the thirteen weeks ended December 28, 2008, TCAP opened two franchise locations in Singapore.

We have recently undertaken a strategic review of our specialty business. As a result, we are implementing initiatives to improve our specialty operations. The ongoing goal of our specialty division initiatives is to enhance our ability to market company-operated and license operations as we evaluate alternatives to enhance shareholder value.

Revenue Trends

We produce revenues in the U.S. from our retail and U.S. specialty operations. Our quarterly U.S. sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$10,539
Fiscal 2009	$10,830	$10,107	$9,049	*

*	Not applicable.

Our quarterly U.S. net sales increases (decreases) as compared to the same quarter in the previous fiscal year are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	9.9%	10.3%	11.0%	6.4%
Fiscal 2009	2.4%	(7.3%)	(18.6%)	*

*	Not applicable.

Our international revenues (from our specialty division) have fluctuated from period to period as the result of growth of our former licensee in Japan and changes in the structure of our relationship with that licensee, culminating in the Japan Rights sale in Fiscal 2006. Our quarterly international (foreign) sales are summarized as follows:

	Fiscal Years
	(unaudited–dollars in thousands)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	519	404	360	(3,469)
Fiscal 2009	—	—	50	*

*	Not applicable.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the Nine Months Fiscal 2009, we experienced cost increases associated with higher costs for dairy, paper and baked goods, as well as higher energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

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

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirty-Nine Week Periods Ended
	December 28, 2008	December 30, 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	93	90
New stores	—	3
Closed stores	(10)	(2)

End of the period	83	91

Franchisee-operated stores
Stores at beginning of the period	58	38
New stores	28	18
Closed stores	(2)	(1)

End of the period	84	55

Total company-operated and franchised stores
Stores at beginning of the period	151	128
New stores	28	21
Closed stores	(12)	(3)

End of the period	167	146

STORE LOCATIONS BY STATE (end of period):
Washington	99	88
California	24	27
Arizona	15	13
Idaho	11	10
Oregon	4	3
Montana	5	3
Colorado	5	—
Utah	1	2
Wyoming	1	—
International	2	—

TOTAL	167	146

Our quarterly comparable store sales increases (decreases) are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006	(1.3)%	(1.6)%	(4.0)%	(0.6	)%(a)
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	*

(a)	Excludes the estimated effect of the 53rd week in Fiscal 2005.

*	Not applicable.

Results of Operations

During the first quarter of Fiscal 2009, management committed to a plan which was approved by our board of directors in June 2008, that was approved by the Company’s Board of Directors in June 2008, to exit the wholesale business. This plan has culminated in the proposed Asset Sale. Therefore, the Company classified the assets and liabilities of its wholesale operations as held for sale in and the results of operations for the wholesale operations will be reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)
	(dollars in thousands)		(dollars in thousands)
Net Sales
Retail store sales	$8,903	$11,048	$29,779	$32,350
Specialty—international product sales	48	—	48	203

Total sales of products	8,951	11,048	29,827	32,553
Specialty—U.S. franchising licenses, royalties and fees	148	71	261	242
Specialty—Recognition of deferred revenue	—	360	—	1,080

Total net sales	$9,099	$11,479	$30,088	$33,875
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,220	$3,947	$10,800	$11,980
Retail occupancy expenses	1,198	1,332	3,795	3,987
Specialty	38	—	38	214

Total	$4,456	$5,279	$14,633	$16,181
Operating Expenses
Store operating expenses	$3,951	$4,817	$12,839	$14,671
Other operating expenses:
Specialty—U.S. franchising expenses	182	51	503	942
Specialty—international division expenses	84	—	304	373

Total other operating expenses	$266	$51	$807	$1,315

Marketing, general and administrative expenses	$1,804	$2,134	$5,393	$6,902

For additional information about our operating divisions, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended		Thirty-Nine Periods Ended
	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)	December 28, 2008 (unaudited)	December 30, 2007 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	97.8%	96.2%	99.0%	95.5%
Specialty—international product sales	0.5%	0.0%	0.2%	0.6%

Total sales of products	98.3%	96.2%	99.2%	96.1%
Specialty—Licenses, royalties and fees	1.7%	0.6%	0.8%	0.7%
Specialty—Recognition of deferred revenue	0.0%	3.2%	0.0%	3.2%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.2%	35.7%	36.3%	37.0%
Retail occupancy expenses	13.5%	12.1%	12.7%	12.3%
Store operating expenses	44.4%	43.6%	43.1%	45.4%
Marketing, general and administrative expenses as percent of Total Net Sales	19.8%	18.6%	17.9%	20.4%

Third Quarter Fiscal 2009 Compared To Third Quarter Fiscal 2008

Net Sales

Total net sales decreased $2,380,000 or 20.7% to $9,099,000 for the Third Quarter Fiscal 2009, as compared to $11,479,000 for the Third Quarter Fiscal 2008. Retail store sales decreased $2,097,000 or 19.0% to $8,951,000 for the Third Quarter Fiscal 2009, as compared to $11,048,000 for the Third Quarter Fiscal 2008. Sales of products decreased $2,145,000 for sales from company-operated retail stores. Licenses, royalties and fees increased $77,000 or 108.5% to $148,000 for the Third Quarter Fiscal 2009 as compared to $71,000 for the Third Quarter Fiscal 2008. Recognition of deferred licensing revenue decreased $360,000 or 100% to $0 for the Third Quarter Fiscal 2009, as compared to $360,000 for the Third Quarter Fiscal 2008.

The divisional decrease in net sales was comprised as follows:

Total company Third Quarter Fiscal 2009 compared to Third Quarter Fiscal 2008 (dollars in thousands)	Decrease in Net Sales
Retail	$(2,145)
Specialty	(235)

Total company	$(2,380)

The retail sales decrease represented a 19.4% decrease compared to the Third Quarter Fiscal 2008 which is partially related to the sale of five company owned stores to JH Development, LLC in August 2008. Also, like many retailers in this difficult economic environment, Tully’s experienced further declines in comparable retail store sales which fell 14.1% for the Third Quarter Fiscal 2009. Based on current economic conditions and forecasts we would expect a similar decrease in same store sales extending into the Fourth Quarter Fiscal 2009. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Third Quarter Fiscal 2009 compared to Third Quarter Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(1,405)
Sales increase from new stores	137
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(877)

Total retail division	$(2,145)

Specialty net sales decreased $235,000, or 54.5%, to $196,000 for the Third Quarter Fiscal 2009 from $431,000 for the Third Quarter Fiscal 2008. The decrease reflects our write-off of deferred licensing costs in the fourth quarter of Fiscal 2008 offset by an increase in licensing fees received in Third Quarter Fiscal 2009.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $823,000, or 15.6%, to $4,456,000 for the Third Quarter Fiscal 2009 as compared to $5,279,000 for the Third Quarter Fiscal 2008. Cost of goods sold and related occupancy costs increased to 49.8% of total sales of products for the Third Quarter Fiscal 2009, compared to 47.8% in the corresponding period last year, due to the product mix and a decrease in barista beverage sales. Retail occupancy cost of goods sold increased from 12.1% of total sales of products for the Third Quarter Fiscal 2008 to 13.5% in the Third Quarter Fiscal 2009, reflecting a higher rate of occupancy costs of the remaining company owned stores.

Store operating expenses decreased $866,000, or 18.0%, to $3,951,000 in Third Quarter Fiscal 2009 from $4,817,000 for Third Quarter Fiscal 2008, primarily related to a reduction in labor costs by $600,000. The reduction of labor is partially attributed to the closing of company owned stores in the Third Quarter Fiscal 2009. As a percentage of retail sales, store operating expenses increased to 44.4% for Third Quarter Fiscal 2009 compared to 43.6% for Third Quarter Fiscal 2008.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $215,000 to $266,000 during Third Quarter Fiscal 2009 from $51,000 in Third Quarter Fiscal 2008. The increase is primarily related to the increase in costs associated with our joint venture.

Marketing, general and administrative costs decreased $330,000 or 15.5%, to $1,804,000 during the Third Quarter Fiscal 2009 from $2,134,000 for the Third Quarter Fiscal 2008. This decrease was primarily due to a $345,000 decrease in overhead labor costs from terminations in Third Quarter Fiscal 2009.

Depreciation and amortization expense decreased $290,000, or 45.3%, to $350,000 for the Third Quarter Fiscal 2009 from $640,000 for the Third Quarter Fiscal 2008, reflecting the discontinuation of depreciation on held for sale assets as well as a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense decreased $27,000 to $567,000 for the Third Quarter Fiscal 2009 as compared to $594,000 for the Third Quarter Fiscal 2008, primarily as the result of interest expense associated with the Benaroya Note (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss

As a result of the factors described above, we had a net loss of $600,000 for the Third Quarter Fiscal 2009 as compared to the net loss of $2,423,000 for the Third Quarter Fiscal 2008, an improvement of $1,823,000 or 75.2%.

Discontinued Operations

The Company classified the results of operations for the wholesale business in discontinued operations, in accordance with the guidance provided in SFAS 144. Upon the close of the Asset Sale, which is expected in the Fourth Quarter Fiscal 2009, Tully’s will no longer realize the revenues, profits and cash flows of wholesale operations.

Net sales of the wholesale business, which was included in discontinued operations, increased $2,636,000 or 32.4% to $10,782,000 for the Third Quarter Fiscal 2009, as compared to $8,146,000 for the Third Quarter Fiscal 2008. The increase reflects a $1,117,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and a $1,197,000 increase in our core grocery channel.

Wholesale cost of goods sold increased from 69.2% of wholesale sales in the Third Quarter Fiscal 2008 to 70.9% in the Third Quarter Fiscal 2009 reflecting an increase in K-Cup sales which generally have higher cost of goods sold than products sold in our other channels. Other operating expenses decreased $21,000 or 2.0% to $1,038,000 for the Third Quarter Fiscal 2009, as compared to $1,059,000 for the Third Quarter Fiscal 2008.

Income from discontinued operations increased $633,000 or 58.7% to $1,712,000 for the Third Quarter Fiscal 2009, as compared to $1,079,000 for the Third Quarter Fiscal 2008. This increase is primarily related to our ability to reduce our labor and operating expenses while increasing our net sales by 32.4%.

Nine Months Fiscal 2009 Compared To Nine Months Fiscal 2008

Net Sales

Total net sales decreased $3,787,000, or 11.2%, to $30,088,000 for the Nine Months Fiscal 2009, as compared to $33,875,000 for the Nine Months Fiscal 2008. Sales of products decreased $2,726,000, or 8.4%, to $29,827,000 for the Nine Months Fiscal 2009, as compared to $32,553,000 for the Nine Months Fiscal 2008. Sales of products decreased $155,000 for the specialty division and sales from company-operated retail stores decreased $2,571,000. Licenses, royalties and fees increased $19,000 or 7.9% to $261,000 as compared to $242,000 for the Nine Months Fiscal 2008.

The divisional decrease in net sales was comprised as follows:

Total company Nine Months Fiscal 2009 compared to Nine Months Fiscal 2008 (dollars in thousands)	Decrease in Net Sales
Retail	$(2,571)
Specialty	(1,216)

Total company	$(3,787)

The retail sales decrease represented a 7.9% decrease compared to the Nine Months Fiscal 2008 which is partially related to the sale of five company owned stores to JH Development, LLC in August 2008. For the Nine Months Fiscal 2009 comparable retail store sales decreased 6.4%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales decrease Nine Months Fiscal 2009 compared to Nine Months Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(1,840)
Sales increase from new stores	1,115
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(1,846)

Total retail division	$(2,571)

Net sales for the specialty division decreased by $1,216,000 to $309,000 for the Nine Months Fiscal 2009 as compared to the Nine Months Fiscal 2008, reflecting the reduction of sales of our Bellaccino bottled beverages into South Korea as well as our write-off of deferred licensing costs in the fourth quarter of Fiscal 2008.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $1,548,000, or 9.6%, to $14,633,000 for the Nine Months Fiscal 2009 as compared to the Nine Months Fiscal 2008. Cost of goods sold and related occupancy costs decreased to 49.1% of total sales of products for the Nine Months Fiscal 2009, compared to 49.7% in the corresponding period last year, due to a decrease in specialty product sales. Retail occupancy cost of goods sold increased from 12.3% of total sales of products in the Nine Months Fiscal 2008 to 12.7% in the Nine Months Fiscal 2009, reflecting a higher rate of occupancy costs of the remaining company owned stores.

Store operating expenses decreased $1,832,000, or 12.5%, to $12,839,000 in the Nine Months Fiscal 2009 from $14,671,000 in the Nine Months Fiscal 2008 primarily related to a reduction in labor costs by $1,252,000. The reduction of labor is partially related to the closure of twelve company owned stores in the Nine Months Fiscal 2008. As a percentage of retail sales, store operating expenses decreased to 43.1% for the Nine Months Fiscal 2009 compared to 45.4% for the Nine Months Fiscal 2008.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $508,000 or 38.6% to $807,000 during the Nine Months Fiscal 2009 from $1,315,000 in the Nine Months Fiscal 2008. The decrease is primarily related to the decrease in legal fees associated with the UCC litigation.

Marketing, general and administrative costs decreased $1,509,000 or 21.9%, to $5,393,000 during the Nine Months Fiscal 2009 from $6,902,000 in the Nine Months Fiscal 2008. This decrease was primarily due to a $912,000 decrease in overhead labor costs due to terminations and a $221,000 reduction in marketing costs in the Nine Months Fiscal 2009.

Depreciation and amortization expense decreased $852,000, or 40.0%, to $1,278,000 for the Nine Months Fiscal 2009 from $2,130,000 for the Nine Months Fiscal 2008, reflecting the discontinuation of depreciation on held for sale assets as well as a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense increased $528,000 to $1,965,000 for the Nine Months Fiscal 2009 as compared to $1,437,000 for the Nine Months Fiscal 2008, primarily as the result of interest expense associated with the Benaroya Note (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

Income Taxes

Income taxes increased $2,000 from $0 for the Nine Months Fiscal 2008 to $2,000 for the Nine Months Fiscal 2009, reflecting a state franchise tax paid in the Nine Months Fiscal 2009.

Net Loss

As a result of the factors described above, we had a loss of $2,980,000 for the Nine Months Fiscal 2009 as compared to the net loss of $7,899,000 for the Nine Months Fiscal 2008, an improvement of $4,919,000 or 62.3%.

Discontinued Operations

Net sales of the wholesale business, which was included in discontinued operations, increased $7,096,000 or 34.2% to $27,846,000 for the Nine Months Fiscal 2009, as compared to $20,750,000 for the Nine Months Fiscal 2008. The increase reflects a $4,383,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products) and a $2,972,000 increase in our core grocery channel, partially offset by lower sales of our Bellaccino bottled beverages.

Wholesale cost of goods sold increased from 69.5% of wholesale sales in the Nine Months Fiscal 2008 to 70.4% in the Nine Months Fiscal 2009 reflecting an increase in K-Cup sales which generally have higher cost of goods sold than products sold in our other channels. Other operating expenses decreased $71,000 or 2.3% to $3,078,000 for the Nine Months Fiscal 2009, as compared to $3,149,000 for the Nine Months Fiscal 2008.

Income from discontinued operations increased $1,791,000 or 74.7% to $4,187,000 for the Nine Months Fiscal 2009, as compared to $2,396,000 for the Nine Months Fiscal 2008. This increase is primarily related to our ability to reduce our labor and operating expenses while increasing our net sales by 34.2%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statement of cash flows data:

	Nine Months Fiscal 2009	Nine Months Fiscal 2008
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(2,980)	$(7,899)
Adjustments for depreciation and other non-cash operating statement amounts	2,471	2,224

Net loss adjusted for non-cash operating statement amounts	(509)	(5,675)
Cash provided (used) for other changes in assets and liabilities	(1,333)	390

Net cash used in operating activities	(1,842)	(5,285)
Purchases of property and equipment	(490)	(1,612)
Proceeds from the sale of development rights in Southern California	400	—
Proceeds from the sale of development rights in Singapore	69	—
Other investing activities	242	7
Minority interest in joint venture	3,000	—
Net borrowings (repayments) of debt and capital leases	926	6,198
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from warrant and stock option exercise	—	400

Net increase (decrease) in cash and cash equivalents	$2,305	$(304)

Overall, our operating activities, investing activities, and financing activities provided $2,305,000 of cash during the Nine Months Fiscal 2009 as compared to $304,000 of cash used during the Nine Months Fiscal 2008.

Cash used in operating activities for Nine Months Fiscal 2009 was $1,842,000, a change of $3,443,000 compared to Nine Months Fiscal 2008 when operating activities used cash of $5,285,000. The decrease in cash used in operating activities primarily relates to the $4,919,000 improvement in Net Loss for the Nine Months Fiscal 2009.

Investing activities provided cash of $221,000 in the Nine Months Fiscal 2009 as compared to used $1,605,000 in the Nine Months Fiscal 2008, primarily as the result of decreased purchases of property and equipment related to new store openings and the proceeds from the sale of development rights in both Southern California and Singapore.

Financing activities provided cash of $3,926,000 in the Nine Months Fiscal 2009 and provided cash of $6,586,000 in the Nine Months Fiscal 2008. During the Nine Months Fiscal 2009, we received proceeds of $3,000,000 in relation to the capital contribution due from Asia Food Culture Management Pte, Ltd (“AFCM”) to the joint venture called Tully’s Coffee Asia Pacific Partner, LP formed in the fourth quarter of Fiscal Year 2008.

Contractual Commitments

We did not have any off-balance sheet arrangements as of December 28, 2008. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of December 28, 2008:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Northrim facility(1)	$5,861	$5,861	$—	$—	$—
Benaroya credit facility(1) (3)	7,482	7,482	—	—	—
UCC Note Payable (3) (4)	4,000	1,000	3,000	—	—
Capital leases	2	2	—	—	—
Store operating leases	10,370	1,052	5,917	2,305	1,096
Green coffee purchases(2)	2,822	2,822	—	—	—

	$30,537	$18,219	$8,917	$2,305	$1,096

(1)	The Benaroya credit facility expired in August 2008. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement pursuant to which Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. The forbearance agreement may be terminated by Benaroya Capital at any time. The Northrim Facility will expire in March 2009, but may become due sooner in some circumstances. We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full and terminate agreements relating to our outstanding indebtedness, and repay in full all trade payables, totaling approximately $26.1 million, including our obligations to Benaroya Capital, Northrim, and UCC.

(2)	As of December 28, 2008, we had approximately $2,822,000 of coffee purchase contracts with fixed-price coffee purchase commitments. The remaining balance on these fixed-price contracts would be assumed by GMCR upon completion of the Asset Sale.

(3)	Excludes discount.

(4)	Of this amount, $1.0 million was paid subsequent to the balance sheet date on December 30, 2008 facilitated by the promissory note discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 28, 2008 we had cash and cash equivalents of $3,576,000. Because we principally operate as a “cash retail business,” we generally do not require a significant net investment in working capital and historically have operated with current liabilities in excess of our current assets. At December 28, 2008, we had current trade liabilities of $20,808,000 as compared to current trade assets of $14,605,000, which does not include borrowings aggregating $13,343,000 under our Northrim Facility and the Benaroya credit facility (see Note 5) which are current liabilities and excludes assets held for sale amounting to $6,470,000.

We expect to incur contractual costs associated with the Asset Sale. These costs are subject to, and potentially contingent upon, the various conditions of the GMCR Agreement and successful completion of the Asset Sale. If the Asset Sale is not approved by our shareholders, or is approved but the Asset Sale is not completed, then certain of these potential costs may not be incurred, although we may be obligated, under some circumstances, to pay Green Mountain a termination fee of $1,600,000. Thus, we are currently unable to provide a reasonable estimate of these costs. Direct and indirect costs associated with the Asset Sale, incurred subsequent to the signing of the GMCR Agreement, will be recorded during the period incurred or upon recognition of the closing of the transaction, if successful, depending on the nature of such costs. Tully’s has incurred approximately $400,000 of deferred transaction costs that will be recognized upon close of the transaction.

Our $10,000,000 credit facility with Benaroya Capital, was due on August 31, 2008. On September 11, 2008, the Company and Benaroya Capital entered into a forbearance agreement. Under the forbearance agreement, which may be terminated by Benaroya Capital at any time, Benaroya Capital has agreed to forbear from taking any action to collect on the Benaroya Note or to foreclose on its security interests. Our credit facility with Northrim Funding Services ($5,861,000 in principal amount outstanding at December 28, 2008) is generally subject to annual renewals and matures on March 31, 2009.

Subsequent to the balance sheet date, on December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP, a wholly-owned subsidiary of Tully’s, and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan bears interest at an annualized rate of 15% and is due and payable on the earlier of (a) two business days after Tully’s receives or otherwise obtains control over proceeds equal to or greater than the remaining balance due effective upon closing of the GMCR Agreement, and (b) June 30, 2009.

Also subsequent to the balance sheet date, on December 31, 2008, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $500,000 (the “LP Loan”). The LP Loan is secured by the net cash from operations of the Partnership that are available for distribution to the Limited Partner pursuant to the Partnership Agreement in proportion to the Limited Partner’s percentage of Partnership Interest (as defined in the Partnership Agreement). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan.

In the event the GP Loan goes into default, the Limited Partner shall have the option to convert all or a portion of the outstanding principal and accrued interest on the LP Loan into additional Partnership Interests based on a $12,000,000 valuation of the Partnership. The Limited Partner would also have the option, at the time of and upon conversion, to become the sole general partner of the Partnership.

Other cash requirements for the next twelve months, in addition to normal operating expenses and the commitments described in the condensed consolidated financial statements and notes, are expected to consist primarily of capital expenditures related to the maintenance of company-operated stores. Some of these capital expenditures may be accomplished through operating or capital leases.

If the Asset Sale were not completed, substantial doubt would continue to exist as to our ability to continue as a going concern. We would need to immediately obtain additional financing to sustain the Company’s operations and business and obtain new funding to pay our current liabilities. If the Asset Sale is not completed, we believe that it would be very difficult to obtain additional equity or debt financing or to consummate an alternative strategic transaction in a timely fashion. Also, the Company would be required to begin depreciation on those assets previously categorized as held for sale as well as book an adjustment to catch-up the expense for the time depreciation was suspended.

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

Effect of the Asset Sale and Outlook

As noted, we have classified the assets and liabilities of our wholesale business as held for sale in our consolidated balance sheets and the results of operations for the wholesale business is reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144. During the nine months ended December 28, 2008, our income from discontinued operations was $4,187,000. Although we will not receive the operating cash flows from the wholesale business after closing of the Asset Sale, the proposed transaction will result in significantly improved liquidity and capital resources for us.

We are required under the GMCR Agreement to use the net proceeds from the Asset Sale to repay in full our outstanding indebtedness and all trade payables related to the wholesale business, including our obligations to Benaroya Capital, Northrim Funding Services, and Ueshima Coffee Corporation which totaled $26.1 million as of December 28, 2008. We intend to use the remaining proceeds to satisfy our current liabilities, any applicable tax obligations, fund operation of our domestic retail and specialty businesses, and to make a cash distribution to our shareholders, subject to availability of funds and restrictions under applicable law.

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

The supply and price of coffee beans are subject to significant volatility and can be affected by multiple factors in producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. In order to limit the cost exposure of the main commodity used in our business, we enter into fixed-price purchase commitments. Typically, Tully’s has entered into contracts for the next season’s delivery of green coffee beans to help ensure adequacy of supply. As of December 28, 2008, we had approximately $2,822,000 in fixed price purchase commitments. Since December 28, 2008, we have entered into additional coffee purchase contracts. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $1,500,000 to $1,600,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our President and principal executive officer (“President”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 28, 2008. Based on their evaluation as of December 28, 2008, our President and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file a complete regulatory filing requirements in a timely manner.

There has been no change in our internal control over financial reporting during the three months ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007 a lawsuit was filed against Tully’s in California State Court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $147,000 as of December 28, 2008 for estimated legal fees in order to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, including a discrimination case filed against Tully’s in Washington state court by a current store employee alleging retaliation, invasion of privacy, and the tort of outrage. We plan to vigorously defend the litigation, but cannot predict the financial impact to us of the litigation at this time. We have accrued $50,000 as of December 28, 2008 for the estimated legal fees in order to defend the case. We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 1A.	RISK FACTORS

Risks Related to the Asset Sale

Failure to complete the Asset Sale may seriously affect our liquidity and our ability to continue as a going concern.

In their report dated September 16, 2008, our auditors stated that our recurring losses and accumulated deficit raised substantial doubts about our ability to continue as a going concern. The board of directors approved the Asset Sale in part because we believe that our projected revenues and current capital resources will not be sufficient to repay our outstanding indebtedness and fund our ongoing operating expenses. If we do not complete the Asset Sale, then we would need to immediately obtain new funding to pay our current liabilities, which were $34.2 million as of December 28, 2008, including approximately $9.2 million in overdue amounts under our credit facility with Benaroya Capital and approximately $5.9 million under our Northrim credit facility, which matures on March 31, 2009, and an additional $1.2 million due to AFCM, the limited partner in Tully’s Asian joint venture, due on the earlier of June 30, 2009 or two business days after the closing of the Asset Sale, and to continue funding our operations. If the Asset Sale is not completed, we believe that it would be very difficult to obtain additional financing, given our current and projected results of operations, liquidity, level of existing indebtedness, and the current state of the capital markets, or to consummate an alternative strategic transaction in a timely fashion, given our experience in marketing the Company to potential strategic and financial investors and prospective buyers last year and the absence of any alternative third party proposals to acquire the Company, its assets or operations since public announcement of the Asset Sale. In the absence of such financing, we may be unable to pay our operating expenses and required to continue to scale back or terminate operations, and to seek protection under applicable bankruptcy laws.

Because of the closing conditions in the Asset Purchase Agreement and the possibility that Green Mountain may terminate the Asset Purchase Agreement in specific instances, we cannot be sure when, or even if, the Asset Sale will be completed.

The closing of the Asset Sale is subject to the satisfaction of a number of closing conditions, including the requirement that we obtain shareholder approval of the Asset Sale and Amendment No. 1 and certain third party consents. In addition, Green Mountain may terminate the agreement if we fail to cure breaches of our representations, warranties, and covenants in the Asset Purchase Agreement within 60 days of notice. We cannot guarantee that we will be able to meet the closing conditions of the Asset Purchase Agreement. If we are unable to meet the closing conditions, Green Mountain is not obligated to purchase the assets associated with our wholesale business and supply chain. We also cannot be sure that other circumstances, for example, a material adverse event, will not arise that would allow Green Mountain to terminate the Asset Purchase Agreement prior to closing. If the Asset Sale is not approved or does not close, our board of directors will be forced to evaluate other alternatives, which we believe are less favorable to us than the Asset Sale.

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

All or a portion of the distribution to our shareholders that we anticipate making after closing the Asset Sale could be delayed or may not be possible at all, depending on many factors, including the availability of funds after we repay our existing indebtedness as required by the Asset Purchase Agreement, the cash requirements to fund our operations or if a creditor were to seek to prevent us from making the distribution. Moreover, the amount of the cash distribution that we contemplate making to shareholders after closing the Asset Sale could be less than currently forecast, due primarily to the uncertainties inherent in operating our business after the closing. Our board, in its sole discretion, will determine the actual amount and timing of all distributions.

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

Risks Related to Tully’s Continuing Business Operations

The current economic crisis could adversely impact the Company’s business and financial results and have a material adverse impact on our liquidity and capital resources.

As the recent global financial crisis has broadened and intensified, the economy has been affected. As a retailer that is dependent upon consumer discretionary spending, the Company will face an extremely challenging Fiscal 2009 as customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources.

We are subject to numerous and changing government regulations. Changes in, or failure to comply with, these regulations could negatively affect our sales, increase our costs, result in fines or other penalties against us or harm our growth strategy.

Each retail location is and will be subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other authorities that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Nine Months Fiscal 2009.

Conversion of Series A Preferred Shares—Nine holders of our Series A preferred shares converted 139,500 of their Series A preferred shares into an aggregate of 19,717 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares—Four holders of our Series B preferred shares converted 23,000 of their Series B preferred shares into an aggregate of 2,875 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a)(9) under the Securities Act, as amended.

ITEM 6.	EXHIBITS

(a) The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

Exhibit Number	Description

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 11, 2009.

TULLY’S COFFEE CORPORATION

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001 and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C.

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith