Form 10-K
period 2009-03-29
TC Global, Inc.
filed 2009-06-29
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from to

Commission File Number 001-33646

TC GLOBAL, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter: Not Applicable (not traded on any market)

As of May 31, 2009 the number of shares of the registrant’s Common Stock outstanding was 3,577,704 (giving effect to the one-for-eight reverse split on June 28, 2007) and the number of shares of the registrant’s Series A Convertible Preferred Stock outstanding was 12,790,874.

Documents incorporated by reference: None.

A Warning About Forward-Looking Statements

In this report, we refer to TC Global, Inc. and its consolidated subsidiaries and joint ventures controlled by the Company as “we,” “us,” “our,” “the Company,” “Tully’s Coffee,” or “Tully’s.”

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

Recent Development—Sale of Business Names, Trademarks, and Wholesale Business to Green Mountain Coffee Roasters

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million for the assets it acquired, collectively (the “Green Mountain Transaction”).

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) . The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR, each as more fully described in our definitive proxy statement filed with the Securities and Exchange Commission on February 20, 2009, and the notes to the consolidated financial statements appearing elsewhere in this report.

Also in connection with the Green Mountain Transaction, and as previously disclosed, we changed our Company name to “TC Global, Inc.”

Our Business

Tully’s Coffee is a specialty retailer in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is famous for our gourmet coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience.

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)
Fiscal 2004	March 28, 2004 (52 weeks)
Fiscal 2003	March 30, 2003 (52 weeks)
Fiscal 2002	March 31, 2002 (52 weeks)
Fiscal 2001	April 1, 2001 (52 weeks)

Retail Operations. We operate and franchise Tully’s Coffee branded retail stores, with eighty company-operated stores and eighty-seven franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado as of March 29, 2009. Established under our new joint venture Tully’s Coffee

Asia Pacific Partners, LP (“Tully’s Coffee Asia”), we franchised two locations Singapore. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high-traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports and university campuses. We manage our franchising and foreign business development activities through our specialty division.

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

Our History

Tully’s Coffee, a Washington corporation, was founded in 1992. Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2009, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. These initiatives include:

•	Completing strategic transaction with sale of our wholesale business and tradenames for $40.3 million;

•	Hiring several key executives to strengthen our management team and operations;

•	Introducing new products and improving merchandising strategies in our retail;

•	Refurbishing most of our company-operated stores;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy;

•	Closing stores that fail to meet our performance requirements; and

•	Fostering employee development and training, with an emphasis on customer service and operational efficiencies.

Our Products

We are passionate about providing our customers with the best gourmet coffees. All Tully’s stores offer a fresh assortment of Tully’s hand-craft roasted whole bean and ground varietal coffees and proprietary coffee blends. We believe that our barista bars offer the best selection of hand-crafted beverages in the business and set us apart from our competitors. Our barista bar beverages include hot and cold beverages, highlighted by our coffees and espresso, teas, yerba mate, chai, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. These drinks can be customized with dairy or soy milk and our customers’ favorite flavors, including fresh Tully’s espresso, Ghirardelli chocolate and premium flavor extracts. All barista bar beverages are made-to-order by our highly trained baristas.

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

Tully’s Market Opportunity

Tully’s is strategically positioned as a premier gourmet coffee brand in the specialty retail coffeehouse segment. Consumers have shown a broadening appetite for drinks of all varieties, resulting in diversification and expansion of the U.S. beverage markets. With gourmet espresso and coffee drinks as its centerpiece, Tully’s is focused on benefiting from these growing markets by providing a wide array of beverage choices to its customers.

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

Specialty Non-Alcoholic Beverages

Sales of specialty beverages have shown strong acceptance and growth across a wide variety of categories. Although the categories below currently represent a relatively small portion of our revenue base, we believe they represent a significant opportunity for Tully’s retail business.

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

We sell world-class gourmet coffees. We are passionate about providing our customers with the best gourmet coffees. Tully’s recipes and roasting methods provide superior quality. Currently, we sell dozens of different proprietary coffee blends and three varietal coffees (which are single origin coffees from growers in Colombia, Guatemala and Sumatra). We also offer super-premium special lot and estate coffees in our retail stores.

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

Our Retail and Franchising Businesses

As of March 29, 2009, we had eighty Company-operated retail stores and eighty-seven franchised retail stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of high–traffic urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. Tully’s secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, utilizing an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

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

Grocery Cafes—Albertsons, Fred Meyer, Safeway, and Fry’s Food and Drug operate franchised Tully’s cafes in select stores. We believe that grocery cafes complement our retail business by introducing grocery store customers to our brand and great barista bar beverages.

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

We offer our customers the Tully’s Coffee Card, a stored-value payment card that serves as a convenient way to purchase our products and as an easy gift item. It is available at all company-operated Tully’s stores and select franchised stores. In Fiscal 2008, we continued to expand the features of the Tully’s Coffee Card to include a loyalty program that provides customer rewards for use of the card, and we enabled online purchase, registration and reloading of cards for customers at www.mytullyscard.com. Business and nonprofit enterprises may purchase Tully’s Coffee Cards in bulk and co-label them for use as incentives or rewards for customers, employees and supporters.

Employees

As of March 29, 2009, we employed approximately 809 people, with approximately 693 employed in retail stores and regional retail operations. Approximately 48 work in our administrative, retail and franchisee support staff.

No later that September 27, 2009, as per the terms of the Green Mountain Transaction, we continue to operate for the benefit and financial obligation of GMCR, the roasting and distribution facility until GMCR successfully transitions into a new facility. In association with the roasting and distribution facility we employ 68 employees. We expect to significantly reduce the amount of staff needed for roasting and distribution after GMCR has successfully transitioned roasting operations to a new facility

We have a tiered benefits program to provide increased levels of benefits as the length of employment and numbers of hours worked increases. Employees working between 17.5 and 24 hours are eligible for sick pay, a limited medical/dental program, and other benefits. Employees who work at least 24 hours per week are eligible for vacation, holidays, medical and dental insurance and other benefits. Store managers, and district managers participate in incentive pay programs tied to various performance criteria. Bonuses for store and district managers are based upon coffeehouse sales, profit and customer service standards. Because of our commitment to customer service, if a store or district manager’s score in customer service is below the required minimum, no bonus is given regardless of the score in other areas. Most employees receive discounts on their purchases of beverages and merchandise in our stores. None of our employees are represented by a labor union and management anticipates this will continue to be the case. Tully’s believes that its current relations with employees are satisfactory.

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

We have experienced significant operating losses since inception, had negative cash flows from operations and had an accumulated deficit as of March 29, 2009 of approximately $79.2 million.

We have incurred net losses in every year since inception except for Fiscal 2006 and Fiscal 2009, when we reported net income as a result of a $17.0 and $28.7 million gain on the sale of intellectual property assets in Fiscal 2006 and Fiscal 2009, respectively. We expect to report a net loss for Fiscal 2010 and likely will incur losses in future periods. We will need to increase our net sales at a rate greater than our expenses to achieve profitability. For these reasons, we cannot predict whether we will become profitable in future periods.

We may need to raise additional capital to fund our business.

Our retail and specialty businesses have incurred significant operating expenses and losses. As we continue to operate our business, we expect these losses to continue. We may need to obtain additional financing, complete another strategic transaction or sell significant assets to provide future capital to fund our business. We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all.

We require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, assets sales and through cash provided under our international licensing relationships. We may need to obtain additional financing, complete another strategic transaction or sell significant assets to provide future capital to fund our business. We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all.

The proceeds of the sale of our wholesale business to GMCR may be reduced if we are required to indemnify GMCR for damages resulting from our breach of the GMCR Agreement.

The Green Mountain Transaction required we indemnify GMCR for damages resulting from our breach of the GMCR Agreement, if any. In general, until March 27, 2010, in the event the Company breaches any of its representations, warranties or covenants, we would be required to indemnify and hold GMCR harmless from and against any and all damages it might incur that are caused by the breach up to a maximum of $3.5 million. The survival period and our potential liability for breaches of certain of our representations, warranties or covenants are not subject to these limitations.

We are dependent on GMCR for supplies of coffee and related products.

GMCR will use commercially reasonable efforts to supply to us, and we will purchase, all of our requirements of whole bean and ground coffee and other coffee products for an initial term of five years. If GMCR is unable to supply all of our requirements for coffee and related products or if the pricing under our supply agreement with GMCR is not competitive with market prices or if we are unable to maintain specified purchase volumes, our business would suffer.

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

GMCR acquired all of our intellectual property used in the wholesale business, including all worldwide rights to the Tully’s and Bellaccino names and brands. Our rights to use our names and brands after are subject to our license agreement with GMCR.

Our rights to use the Tully’s names and brands in our retail and specialty businesses, including with respect to our franchise business and in foreign markets, are subject to the terms and conditions set forth in the license agreement. We could lose our exclusive rights to operate retail stores using the Tully’s brand and to engage in the wholesale sale of licensed products outside of North America in certain circumstances. In addition, the license agreement may be terminated by GMCR in the event of any uncured breach by us of a material obligation under the license agreement, and in certain other circumstances. Termination of the license agreement would have a material adverse effect on our business.

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

If the Tully’s brand is not protected, our business could suffer.

The Tully’s brand may be harmed by factors that are outside of our control. For example, customers who purchase our whole bean or ground coffees may improperly store the coffees or prepare beverages from our coffee incorrectly, in either case potentially affecting the quality of the coffee prepared from our products. If customers do not perceive our products to be of high quality, then the value of the Tully’s brand may be diminished and our ability to implement our business strategy may be adversely affected.

GMCR, the owner of the Tully’s brand, may fail to act in a manner consistent with our expectations and standards. We have no control over GMCR’s use of the Tully’s brand.

Our franchisees or TCJ, the owner of our brand in Japan, may fail to operate Tully’s coffeehouses in a manner consistent with our standards and requirements. We have no control over TCJ’s use of the Tully’s brand within Japan. Although our franchise agreements regulate franchisee behavior to some extent, enforcing remedies under franchise agreements typically requires litigation, and our image and reputation may suffer even if such litigation is successfully concluded. If any of our franchisees acts in a manner inconsistent with our beliefs or preference, it could damage the value of the Tully’s brand in that franchisee’s territory, and such damage could spread to other territories.

Our success also depends in part on our continued ability to use our licensed Tully’s trademarks and trade dress in order to increase brand awareness and further develop the Tully’s brand in both domestic and foreign markets. If our efforts to protect our licensed intellectual property rights are not adequate, or if any third party misappropriates or infringes them, the value of license may be harmed. We may become engaged in litigation to protect our rights, which could result in substantial costs to us as well as the diversion of management’s attention.

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

As the recent global financial crisis has broadened and intensified, the economy has been affected. As a retailer that is dependent upon consumer discretionary spending, the Company will face an extremely challenging Fiscal 2010 as customers may have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and sharply falling home prices. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources.

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

We heavily rely on GMCR for coffee roasting, packaging and distribution. In some cases we either have limited or no replacements readily available for certain of our significant products. Additionally, a significant interruption in GMCR operations of our facility due to a natural disaster, such as an earthquake, or other causes, such as an extended breakdown of our production equipment, would significantly impair our ability to operate our business on a day-to-day basis and would adversely affect our operating results.

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

Each retail location is subject to licensing and reporting requirements by a number of governmental authorities. These governmental authorities include federal, state and local health, environmental, labor relations, sanitation, building, zoning, fire, safety and other authorities that have jurisdiction over the development and operation of our retail locations. Our activities are also subject to the Americans with Disabilities Act and related regulations, which prohibit discrimination on the basis of disability in public accommodations and employment. Changes in any of these laws or regulations could have a material adverse effect on our business, financial condition and results of operations. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on us and our results of operations.

We have incurred and will continue to incur substantial costs to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 (the Act) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of our internal control over financial reporting under Section 404(a) and for our registered public accountant to attest to this report under Section 404(b). The SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in this annual report on Form 10-K for the fiscal year ending March 30, 2008. We are currently required to have our auditor attest to management’s assessment beginning for our fiscal year ending March 28, 2010.

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

Risks Relating to Our Industry

Fluctuations in the availability and cost of the products used by our stores may affect our results of operations.

Our future success depends to a large extent upon the availability of high-quality green Arabica coffee beans at reasonable prices. The cost of our coffee beans is subject to a range of factors, many of which are beyond our control. Coffee prices generally increased for the 2009 season. There has been increasing demand for Arabica coffee beans that could put additional upward pressure on prices or limit the quantities available to us. Natural events, civil unrest and labor issues or shipping disruptions could interrupt the supply of these premium beans or affect the cost. Green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations that have attempted to influence commodity prices of green coffee beans.

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

As of March 29, 2009, we had approximately 5,000 owners of record of our common stock. Notwithstanding this large number of shareholders, as of May 31, 2009, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 14.5% of our common stock, and the estate of Mr. Keith McCaw beneficially owned approximately 5.0% of our common stock. The ownership position of Mr. O’Keefe and the estate of Mr. McCaw gives each of these shareholders individually, and on a combined basis if acting in unison, the ability to significantly influence or control the election of our directors and other matters brought before the shareholders for a vote, including any potential sale of Tully’s. The voting power held by Mr. O’Keefe and by the estate of Mr. McCaw could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

As of March 29, 2009, Tully’s operated eighty retail stores in the United States, all of which are located on property leased by or otherwise provided to us. We lease approximately 80,000 feet of office and warehouse space in Seattle, Washington, to house our headquarters, distribution facilities pursuant to a ten-year lease expiring May 2010 and subject to two five-year options to renew. We expect to reduce the amount of leased space of approximately 80,000 feet to 15,000 at our current facility in May 2010.

No later that September 27, 2009, as per the terms of the Green Mountain Transaction, we continue to operate for the benefit and financial obligation of GMCR, the roasting and distribution facility until GMCR successfully transitions into a new facility.

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

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle that lawsuit. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008. In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly owned subsidiary of Tully’s, to UCC. The promissory note was paid in full on March 27, 2009 as a result of the Green Mountain Transaction.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $400,000 as of March 29, 2009 to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2009 we convened a special meeting of our shareholders to consider and vote on several proposals, as more fully disclosed in our definitive proxy statement filed with the Securities and Exchange Commission on February 20, 2009. The meeting was adjourned because a quorum was not present. We reconvened the special meeting of our shareholders on March 20, 2009.

At the special meeting, shareholders were asked to approve:

1. the sale of the assets associated with our wholesale business and supply chain pursuant to an Asset Purchase Agreement, dated as of September 15, 2008, as amended, between Tully’s, its wholly-owned subsidiary Tully’s Bellaccino, LLC, and Green Mountain Coffee Roasters, Inc., a Delaware corporation;

2. an amendment to our amended and restated articles of incorporation, to clarify that completion of the asset sale would not cause a liquidating distribution to our shareholders;

3. an amendment to our amended and restated articles of incorporation to enable the board to determine the amount of any future cash distribution to our shareholders without considering amounts that would be needed, if we were dissolved at the time of the distribution, to satisfy any liquidation rights that are superior to the rights of those shareholders receiving the distribution; and

4. any proposal to adjourn the special meeting to a later date to solicit additional proxies in favor of the approval of any or all of the foregoing proposals, if there are insufficient votes for such approval at the time of the special meeting.

	Combined and Converted	% of Combined and Converted	Common	% of Common	Series A Preferred	% of Series A Preferred	Series B	% of Series B Preferred
Proposal 1—Approve Sale of Assets
Vote—For	3,602,568	65.0%	2,120,227	64.5%	8,560,080	66.9%	2,181,124	60.9%
Vote—Against	84,639	1.5%	37,587	1.1%	213,452	1.7%	135,100	3.8%
Vote—Withhold	33,580	0.6%	17,949	0.5%	100,000	0.8%	12,000	0.3%

Proposal 2—Approve Articles Amendment #1
Vote—For	3,571,500	64.4%	2,098,066	63.8%	8,489,080	66.4%	2,190,124	61.1%
Vote—Against	109,880	2.0%	55,503	1.7%	273,252	2.1%	126,100	3.5%
Vote—Withhold	39,408	0.7%	22,194	0.7%	111,200	0.9%	12,000	0.3%

Proposal 3—Approve Articles Amendment #2
Vote—For	3,276,637	59.1%	2,089,040	63.5%	6,484,136	50.7%	2,170,124	60.5%
Vote—Against	426,596	7.7%	71,000	2.2%	2,378,196	18.6%	156,100	4.4%
Vote—Withhold	17,555	0.3%	15,723	0.5%	11,200	0.1%	2,000	0.1%

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of March 29, 2009 there were approximately 5,000 holders of record of Tully’s common stock.

Subsequent to the balance sheet date, a special distribution was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. We presently do not have a plan to pay further distributions or dividends to shareholders . We intend to retain and use earnings, if any, to finance the growth of our business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under our borrowing agreements, and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of March 29, 2009)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	147,455	$4.65	—
2004 Option Plan	195,170	$10.97	117,330
Equity compensation plans not approved by security holders*	206,350	$0.08	—

Total	548,975	$5.22	117,330

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 525,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of March 29, 2009, options for 147,455 shares were outstanding under the 1994 Option Plan and options for 161,889 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

On September 23, 2004, the board of directors approved the adoption of the 2004 Stock Option Plan, effective as of November 1, 2004 and subject to shareholder approval. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee

Stock Purchase Plan. The Tully’s shareholders approved the 2004 Stock Option Plan in December 2004. As of March 29, 2009, options to purchase 195,170 common shares were outstanding under the 2004 Stock Option Plan.

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

Recent Sales of Unregistered Securities

Tully’s issued and sold securities in the transactions described below during Fiscal 2009.

Stock Issued upon Exercise of Warrants— In Fiscal 2009, we issued 1,914 shares of common stock to one warrant holders for aggregate consideration of $0 due to a net exercise. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

Conversion of Series A Preferred Shares—In Fiscal 2009, 9 holders of our Series A preferred shares converted 139,500 of their Series A preferred shares into an aggregate of 19,717 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a) (9) under the Securities Act, as amended.

Conversion of Series B Preferred Shares—In Fiscal 2009, 4 holders of our Series B preferred shares converted 29,000 of their Series B preferred shares into an aggregate of 2,875 shares of common stock. The offer and sale of these securities were made in reliance on the exemption provided by Section 3(a) (9) under the Securities Act, as amended.

Stock Issued upon Settlement of a Claim—In October 2009 we issued 11,720 shares of our common stock, with an agreed value of $12.00 per share, to 64 members of a settlement class that filed an employment related lawsuit against us in February 2004. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for our company. The selected financial information set forth below under the captions “Results of Operations Data” for Fiscal 2009, Fiscal 2008, and Fiscal 2007, and the selected consolidated balance sheet data as of March 29, 2009 and March 30, 2008, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information set forth below under the captions “Results of Operations Data” for Fiscal 2006 and Fiscal 2005 and the selected consolidated balance sheet data as of April 1, 2007, April 2, 2006, and April 3, 2005 have been derived from our audited financial statements that are not included in this report.

The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005 (1)
	(dollars in thousands, except per share data)
Results of Operations Data
Net Sales from continuing operations:
Retail	$38,615	$42,897	$39,334	$38,194	$40,102
Specialty	430	(1,952)	1,647	6,864	4,362
Total	39,045	40,945	40,981	45,058	44,464
Operating loss from continuing operations	(8,106)	(13,955)	(10,241)	(1,936)	(4,592)
Income (loss) from continuing operations	314	(16,311)	(10,527)	14,772	(5,540)
Discontinued operations:
Net Sales from discontinued operations	39,547	28,132	20,901	13,187	9,516
Income from discontinued operations	22,541	2,402	773	651	915
Net income (loss)	$22,855	$(13,909)	$(9,754)	$15,423	$(4,625)
Net Income (loss) per share from continuing operations:
Basic	$0.10	$(5.59)	$(4.61)	$6.68	$(2.64)
Diluted	$0.05	$(5.59)	$(4.61)	$2.30	$(2.64)

Shares used in calculation of net income (loss) per share (thousands) from continuing operations:
Basic	3,265	2,917	2,283	2,212	2,095
Diluted	6,478	2,917	2,283	6,434	2,095

Balance Sheet Data
Total assets from continuing operations	$29,254	$13,708	$13,173	$16,577	$13,977
Total assets held for sale	0	$5,210	$4,177	$4,950	$3,953
Total assets	$29,254	$18,918	$17,350	$21,527	$17,930
Long-term obligations (including current portion) from continuing operations (2)	$4,418	$15,661	$5,206	$3,310	$6,842
Long-term obligations (including current portion) from liabilities held for sale	—	$66	$91	$92	$41
Total Long-term obligations (including current portion) (2)	$4,418	$15,727	$5,297	$3,402	$6,883
Stockholders’ equity (deficit)	$6,766	$(19,424)	$(4,109)	$5,127	$(10,689)

Other Data (unaudited)
Comparable Store Sales Increase (Decrease)	(6.8)%	5.0%	3.9%	(1.9)%	(2.0)%
Retail Store Count at Period End:
Company-operated by Tully’s	80	93	90	88	92
Franchisee-operated (U.S.)	87	58	38	23	5

Total retail store count	167	151	128	111	97

International licensee stores(3)	2	—	—	—	245

Notes for Selected Financial Data

(1)	Each fiscal year included 52 weeks, except for Fiscal 2005 which had 53 weeks. The 53rd week accounted for $955,000 in net sales in Fiscal 2005.
(2)	Long-term obligations (including current portion) at the end of each period shown are summarized as follows:

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(dollars in thousands)
Credit facility, current portion of long-term debt and UCC obligation and capital lease obligations	$4,267	$12,935	$4,270	$2,209	$2,078
Long-term debt, net of current portion	—	10	19	28	600
Capital lease obligations, net of current portion	—	30	53	72	112
Long-term UCC note payable, net of current portion	—	2,310	—	—	—
Other liabilities	151	442	955	1,093	1,093
Convertible promissory note, net of discount	—	—	—	—	3,000

Long-term obligations (including current portion)	$4,418	$15,727	$5,297	$3,402	$6,883

(3)	As the result of the Japan Rights Sale, the Tully’s stores operated and franchised by TCJ in Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and TCJ have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for Fiscal 2009, Fiscal 2008, and Fiscal 2007, together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

Business Overview

We are a specialty gourmet coffee retailer. We generate revenues through two operating divisions:

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

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, through borrowings, asset sales, and through cash provided under our international licensing relationships.

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million for the assets it acquired. The purchase price is subject to an inventory adjustment to be calculated within 120 days of March 27, 2009 (the “Green Mountain Transaction”).

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) 9. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. Tully’s secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, utilizing an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

In connection with the Green Mountain Transaction, and as previously disclosed, we changed our Company name to “TC Global, Inc.”

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

Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and licensing fees paid to us by foreign licensees of over $17 million, Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2009, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth which included the sale of our wholesale business and tradenames for $40.3 million.

Trends in Our Business

Retail Division.

Tully’s has eighty company-operated retail stores and eighty-seven franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado as of March 29, 2009. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Further, we continue to review of our retail locations and leasing arrangements. Throughout Fiscal 2009 we closed thirteen locations. Some of these store closures were a result of natural closures on lease arrangements, store refranchising, and lease terminations.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At March 29, 2009 there were eighty-seven U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees our new joint venture which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia, foreign licensing, wholesale distribution and other business activities. As of March 29, 2009 we have franchised two outlets in Singapore.

Revenue Trends

We produce revenues from our retail and specialty operations. Our quarterly sales are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$8,353
Fiscal 2009	10,830	10,107	9,049	9,059

Our quarterly U.S. net sales increases as compared to the same quarter in the previous fiscal year are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	9.9%	10.3%	11.0%	6.4%
Fiscal 2009	2.4%	(7.3)%	(18.6)%	(14.0)%

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During Fiscal 2009, we experienced cost increases associated with higher costs for dairy, paper and baked goods, as well as higher energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales.

In connection with the Green Mountain Transaction we entered into a five year supply agreement. We determined that the Supply Agreement is at market rates, and thus we expect expense trends to following market Arabic coffee rates.

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

Our general and administrative costs are less discretionary than our marketing costs. We have determined that we can scale back our development and support spending and maintain a steady level of support to our operations and scale back expenses for our administrative staff in connection with the Green Mountain Transaction. During Fiscal 2009, we continued to reduce our administrative staff by several positions and implemented other cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	93	90	88
New stores	—	5	6
Closed stores	(13)	(2)	(4)

End of the period	80	93	90

Franchisee-operated stores
Stores at beginning of the period	58	38	23
New stores	33	21	15
Closed stores	(4)	(1)	—

End of the period	87	58	38

Total company-operated and franchised stores
Stores at beginning of the period	151	128	111
New stores	33	26	21
Closed stores	(17)	(3)	(4)

End of the period	167	151	128

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007
International franchise and licensees	2	—	—

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%

Results of Operations

As a result of the Green Mountain Transaction, the results of operations for the wholesale operations are reported in discontinued operations, in accordance with the guidance provided in SFAS No. 144.

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(dollars in thousands)
Continuing Operations:
Net Sales
Retail store sales	$38,615	$42,897	$39,334
Specialty sales of products	47	203	6

Total sales of products	38,662	43,100	39,340
Licenses, royalties, and fees	383	234	201
Specialty—Recognition of deferred revenue	—	(2,389)	1,440

Total net sales	$39,045	$40,945	$40,981

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$13,969	$15,697	$14,293
Retail occupancy expenses	4,527	5,323	5,217
Specialty	37	214	5

Total	$18,533	$21,234	$19,515

Operating Expenses
Store operating expenses	$17,546	$19,474	$17,911
Other operating expenses:
Specialty—U.S. franchising expenses	700	506	419
Specialty—international division expenses	406	1,046	932

Total other operating expenses	$1,106	$1,552	$1,351

Marketing, general and administrative expenses	$7,742	$10,435	$9,641
Discontinued Operations
Net sales	$39,547	$28,132	$20,901
Cost of Goods Sold	27,920	19,858	14,516

For additional information about our operating divisions, see Note 21 of the Notes to the Consolidated Financial Statements.

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	98.9%	104.8%	96.0%
Specialty—international product sales	0.1%	0.5%	0.0%

Total sales of products	99.0%	105.3%	96.0%
Specialty—Licenses, royalties and fees	1.0%	0.6%	0.5%
Specialty—Recognition of deferred revenue	—%	(5.9)%	3.5%

Total net sales	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.2%	36.6%	36.3%
Retail occupancy expenses	11.7%	12.4%	13.3%
Store operating expenses	45.4%	45.4%	45.5%

Fiscal 2009 Compared To Fiscal 2008

Net Sales

Sales of products from company-operated retail stores decreased $4,282,000, to $38,615,000, due to the effect, $2,888,000 of closing or selling a total of thirteen company-owned retail locations and a decrease in comparable retail stores sales of 6.8% or 2,511,000.

The divisional increase in net sales was comprised as follows:

Total company Fiscal 2009 Compared To Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$(4,282)
Specialty	2,382
Total company	$(1,900)

The retail sales decrease represented a 10.0% decrease compared to Fiscal 2008. For Fiscal 2009 comparable retail store sales declined 6.8% as a result of the economic downturn that negatively impacted our business 14.1% and 7.9% in the quarters ended December 30, 2008 and March 29, 2009, respectively. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales increase Fiscal 2009 Compared To Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(2,511)
Sales increase from new stores	1,122
Sales decrease from stores closed during Fiscal 2009 and Fiscal 2008	(2,888)
Other	(5)
Total retail division	$(4,282)

Net sales for the specialty division increased by $2,382,000 for Fiscal 2009 as compared to Fiscal 2008, reflecting the ($2,389,000) net effect from the reversal of previously recognized deferred revenue in relation to the repossession of the licensing right with our UCC settlement in the fourth quarter of Fiscal 2008.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $2,701,000, or 12.7%, to $18,533,000 for Fiscal 2009 as compared to Fiscal 2008. Retail cost of goods sold remained steady at 36.2% in Fiscal 2009 as compared to 36.6% in Fiscal 2008 reflecting continued initiatives on product costs, product mix, and discounts reflected in sales for the stored value card loyalty programs. Retail occupancy cost of goods sold decreased from 12.4% in Fiscal 2008 to 11.7% in Fiscal 2009, reflecting the closing of stores with higher occupancy costs, and opening of stores with lower relative occupancy costs.

Store operating expenses remained consistent at 45.4% as a percent of retail store sales in both Fiscal 2009 and 2008 as a result of continued initiatives to focus on start-up costs at new stores, and costs associated with programs to improve retail store service levels, including store staffing and new training programs.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $446,000 to $1,106,000 during Fiscal 2009 from $1,552,000 in Fiscal 2008. The decrease reflects $799,000 of legal fees and costs related to the UCC litigation in Fiscal 2008, offset by increased expenses of $194,000 in FY 2009 related to our U.S. franchise and license business.

Marketing, general and administrative costs decreased significantly by $1,260,000 or 14.0%, to $7,742,000 during Fiscal 2009 from $9,002,000 in Fiscal 2008. This decrease was primarily due to a $884,000 reduction in labor related expenses coupled with the reduction in IPO offering costs of $1,432,000 in Fiscal 2008. Additionally costs associated with the business improvement initiatives in Fiscal 2008 were cut back, including but not limited to recruiting and job fair activities which decreased $145,000.

Depreciation and amortization expense decreased $481,000, or 27.9%, to $1,705,000 for Fiscal 2009 from $2,186,000 for Fiscal 2008, reflecting a lower level of depreciable assets in the current period as a result of the sale of asset in connection with the Green Mountain Transaction.

Other Income (Expense)

Interest expense increased $1,118,000 or 52.3% to $3,254,000 for Fiscal 2009 as compared to $2,136,000 for Fiscal 2008, reflecting a higher average balance on our credit line and Benaroya Credit Facility.

Minority Interest

A gain of $214,000 was attributable to our Limited Partner, AFCM, for Fiscal 2009, no such transaction occurred in Fiscal 2008.

Income Taxes

We experienced an income tax benefit of $11,474,000 Fiscal 2009, as compared to an expense of $2,000 during Fiscal 2008 reflecting the estimated income tax and Alternative Minimum Tax, or AMT, consequences from the Green Mountain Transaction in Fiscal 2009.

At March 29, 2009, we had federal and state net operating loss carryforwards of approximately $20,800,000 and $9,500,000, respectively. The federal net operating loss carryforwards expire between 2021 and 2029 and the state net operating losses expire between 2009 and 2030. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Discontinued Operations

Wholesale net sales, which was included in discontinued operations, increased $11,415,000, or 40.6%, to $39,547,000 for Fiscal 2009 from $28,132,000 for Fiscal 2008. The increase reflects sales increase in the grocery channel (due primarily to growth in the number of grocery retailers selling Tully’s coffee, increased sales to current grocery retailers, and sales of our new Bellaccino bottled beverages) and sales of our new K-Cup products.

Wholesale cost of goods sold remained consistent at 70.6% as a percent of wholesale sales in both Fiscal 2009 and Fiscal 2008 reflecting margins initiatives implemented in throughout the roasting facility in Fiscal 2009.

During Fiscal 2009, Tully’s recognized a gain of $28,656,000 on the Green Mountain Transaction, which did not occur in Fiscal 2008.

Income from discontinued operations increased $20,139,000 to $22,541,000 for Fiscal 2009, as compared to $2,402,000 for Fiscal 2008. This increase related to our ability to reduce our labor and operating expenses while increasing our net sales by 40.6%, and the related income tax expense of $12,407,000 reflecting the estimated income tax and Alternative Minimum Tax, or AMT, consequences from the Green Mountain Transaction in Fiscal 2009

Net Income (Loss)

As a result of the factors described above, we had net income of $28,855,000 for Fiscal 2009 as compared to a net loss of $13,909,000 for Fiscal 2008, an improvement of $42,599,000.

Fiscal 2008 Compared To Fiscal 2007

Net Sales

Total net sales decreased $36,000 to $40,945,000 for Fiscal 2008, as compared to $40,981,000 for Fiscal 2007. Sales of products increased $3,760,000 or 9.6% to $43,100,000 for Fiscal 2008, as compared to $39,340,000 for Fiscal 2007. Licenses, royalties and fees increased $33,000 or 16.4% to $234,000 as compared to $201,000 for Fiscal 2007.

The divisional increase in net sales was comprised as follows:

Total company Fiscal 2008 Compared To Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$3,563
Specialty (as a result of Fiscal 2006 $4,405 from accelerated recognition of deferred revenues)	(3,599)
Total company	$(36)

The retail sales increase represented a 9.1% increase compared to Fiscal 2007. For Fiscal 2008 comparable retail store sales grew 5.0%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Fiscal 2008 Compared To Fiscal 2007 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$1,824
Sales increase from new stores	2,820
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2007	(1,081)
Total retail division	$3,563

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

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $1,724,000, or 8.8%, to $21,234,000 for Fiscal 2008 as compared to Fiscal 2007. Retail cost of goods sold increased from 36.3% in Fiscal 2007 to 36.6% in Fiscal 2008, reflecting increased costs for products sold and product mix. Retail occupancy cost of goods sold decreased from 13.3% in Fiscal 2007 to 12.4% in Fiscal 2008, reflecting the closing of stores with higher occupancy costs in Fiscal 2008 and opening of stores with lower relative occupancy costs.

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

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $201,000 or 14.9% to $1,552,000 during Fiscal 2008 from $1,351,000 in Fiscal 2007. The increase reflects $69,000 of additional costs associated with the opening and development of U.S. franchised stores.

Marketing, general and administrative costs decreased $639,000 or 6.6%, to $9,002,000 during Fiscal 2008 from $9,641,000 in Fiscal 2007. This decrease was primarily due to a $107,000 reduction in stock option expense as well as a $139,000 decrease in marketing costs in Fiscal 2008.

Depreciation and amortization expense decreased $450,000, or 17.1%, to $2,186,000 for Fiscal 2008 from $2,636,000 for Fiscal 2007, reflecting a lower level of depreciable assets in the current period.

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

Discontinued Operations

Wholesale net sales, which was included in discontinued operations, increased $7,231,000, or 34.6%, to $28,132,000 for 2008 from $20,901,000 for Fiscal 2007. The increase reflects a $4,430,000 sales increase in the office coffee service channel (reflecting the addition of new customers and increased sales of our K-Cup products). This increase also reflects a $2,407,000 sales increase in the grocery channel and franchise customer channel (reflecting the additional sales of product to our franchisee locations).

Wholesale cost of goods sold increased from 69.6% of wholesale sales in Fiscal 2007 to 70.6 % in Fiscal 2008 due to a higher percentage of wholesale sales coming from K-Cups (which have a lower margin than most wholesale products) and higher product costs.

Income from discontinued operations increased $1,629,000 to $2,402,000 for Fiscal 2008, as compared to $773,000 for Fiscal 2007. This increase is primarily related to our ability to reduce our labor and operating expenses while increasing our net sales by 34.6%.

Net Loss

As a result of the factors described above, we had a net loss of $13,909,000 for Fiscal 2008 as compared to the net loss of $9,754,000 for Fiscal 2007, an increased net loss of $4,155,000 or 42.6%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Fiscal Years
	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$22,855	$(13,909)	$(9,754)
Gain on Green Mountain Transaction	(28,656)	—	—
Franchise revenue repossession and refund provision	—	5,295	—
Adjustments for depreciation and other non-cash operating statement amounts	3,629	971	2,526

Net loss adjusted for non-cash operating statement amounts	(2,172)	(7,643)	(7,228)
Cash provided by (used) for other changes in assets and liabilities	(6,999)	1,138	3,321

Net cash used in operating activities	(9,171)	(6,505)	(3,907)
Cash proceeds from Green Mountain Transaction	36,800	—	—
Purchases of property and equipment	(976)	(2,309)	(1,763)
Other investing activities	271	6	(32)
Minority interest in joint venture	—	3,000	—
Net borrowings (repayments) of Northrim Credit Facility and capital leases	(5,034)	42	1,624
Proceeds form the Sale of Development rights in Singapore	69
Proceeds from the Sale of Development right is Southern California	400
Repayment on UCC note payable	(4,120)	(2,000)	—
Proceeds from Benaroya Credit Facility	(7,482)	7,482	—
Foreign currency translation adjustment	(34)	—	—
Cash in lieu of fractional stock on reverse split	—	(12)
Proceeds from warrant and stock option exercise	—	137	127

Net increase (decrease) in cash and cash equivalents	$10,723	$(159)	$(3,951)

Overall, our operating activities, investing activities, and financing activities provided $10,723,000 of cash during Fiscal 2009 as compared to $159,000 of cash used during Fiscal 2008 and $3,951,000 cash used in Fiscal 2007.

In Fiscal 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to GMCR. We received $36,800,000 million in cash proceeds in this transaction. We used these proceeds to improve our liquidity without shareholder dilution, repay our debt, provide for a shareholder distribution paid May 20, 2009, and for the development of our domestic retail and franchise and license businesses as well as our international retail, wholesale, and franchise businesses.

Cash used in operating activities for Fiscal 2009 was $9,205,000, a change of $2,700,000 compared to Fiscal 2008 when operating activities used cash of $6,505,000. This related primarily to a cash usage of $3,626,000 in accounts payable primarily due to the payment of our wholesale vendors as conditioned under the GMCR Agreement, and the restriction of $3,500,000 placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement

Investing activities provided cash of $36,564,000 in Fiscal 2009, as a result of the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to GMCR for cash of $36,800,000.

Financing activities used cash of $16,636,000 in Fiscal 2009, which included $4,652,000 to pay down our Northrim Credit Facility, $7,482,000 to pay down the Benaroya Credit Facility, and $4,000,000 to pay down UCC as conditioned under the GMCR Agreement.

Contractual Commitments

We did not have any off-balance sheet arrangements as of March 29, 2009. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of March 29, 2009:

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Obligation to minority shareholder in TCAP	$4,000	$4,000	—	—	—
Other debt	267	267	—	—	—
Store operating leases	9,612	3,713	4,754	783	362

	$13,879	$7,980	$4,754	$783	$362

Liquidity and Capital Resources

On March 27 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to GMCR. We received $40,300,000 million, less $3,500,000 held in Escrow, in cash proceeds in this transaction. We used these proceeds to improve our liquidity without shareholder dilution, repay our debt, provide for a shareholder distribution of $5,988,000 paid May 20, 2009, and for the development of our domestic retail and franchise and license businesses as well as our international retail, wholesale, and franchise businesses.

As of March 29, 2009 we had cash and cash equivalents of $11,994,000, and a working capital of $7,352,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Specialty division.

Cash requirements for Fiscal 2010, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Specialty division business. We expect our investment in property and equipment during the remainder of Fiscal 2010 will be between $250,000 and $750,000.

During Fiscal 2010, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder of Fiscal 2010. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $15,494,000 at March 29, 2009, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting such obligations as our obligation to purchase an additional 25% ownership share in our Asian Joint venture for $4,000,000 on or before March 29, 2010. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities or respond to competitive pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

Seasonality

Our business is subject to moderate seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the December holiday season. Seasonal patterns are generally applicable to both of our operating divisions. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our franchisees) or the closure of stores not meeting our expectations. Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year. The sale of the wholesale business may have an unexpected impact on the historical seasonality trends of our business.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following critical accounting policies affect our more significant judgments and estimates used in our consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. Our critical accounting policies relate particularly to (1) revenue recognition, (2) evaluation of long-lived assets for impairment, (3) recognition and measurement of lease termination reserves and (4) share based payments.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Customer payments received on the issuance and replenishment of our Tully’s coffee cards (stored value payment cards) are deferred and recognized as revenues when the cards are redeemed, net of the estimated amounts of customer incentives and discounts associated with the cards. Management’s judgment is involved in determining the applicable timing for recognition of these incentives and discounts in revenues. Sales of product for specialty divisions are recognized upon shipment of the products.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

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

The supply and price of coffees are subject to significant volatility and can be affected by multiple factors in green coffee producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. Because we purchase the majority of our coffee under a Supply Agreement with GMCR we are limited to offsetting the cost exposure of the main commodity used in our business, as we are unable to enter into fixed-price purchase commitments with other roasters. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $250,000 to $350,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of TC Global, Inc., and the Report of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TC Global, Inc. (formerly Tully’s Coffee Corporation)

We have audited the accompanying consolidated balance sheets of TC Global, Inc. as of March 29, 2009 and March 30, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the periods ended March 29, 2009, March 30, 2008 and April 1, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC Global, Inc. as of March 29, 2009 and March 30, 2008, and the consolidated results of its operations and its cash flows for each of the periods ended March 29, 2009, March 30, 2008 and April 1, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

June 29, 2009

TC GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 29, 2009	March 30, 2008
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$11,994	$1,271
Escrow Receivable	3,500	—
Accounts receivable, net of allowance for doubtful accounts of $578 and $321 at 2009 and 2008, respectively	6,617	5,372
Inventories	1,112	1,317
Prepaid expenses and other current assets	538	603
Related party receivable	1,162	—
Assets held for sale	—	5,210

Total current assets	24,923	13,773
Property and equipment, net	2,783	4,615
Goodwill	332	332
Related party receivable, net of current portion	1,000	—
Other assets	216	198

Total assets	$29,254	$18,918

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,973	$8,599
Accrued liabilities	4,613	4,404
Credit line and current portion of long-term debt	266	11,876
Current portion of UCC note payable	—	1,027
Current portion of capital lease obligations	1	5
Deferred revenue	3,369	2,803
Liabilities held for sale	—	66
Current portion of deferred gain on sale of wholesale segment	169	—
Current portion of obligation to minority shareholder in TCAP	4,000	—

Total current liabilities	17,391	28,780
UCC note payable, net of current portion	—	2,310
Capital lease obligation, net of current portion	—	1
Other liabilities	151	442
Deferred lease costs	416	809
Deferred revenue, net of current portion	386	—
Deferred gain on Sale of Wholesale Segment, net of current portion	2,358	—

Total liabilities	20,702	32,342

Minority interest in joint venture	1,786	6,000

Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 and 12,930,374 issued and outstanding at 2009 and 2008, respectively; stated value of $2.50 per share and a liquidation preference of $31,977 (2009) and $32,326 (2008)	28,473	28,783
Common stock, no par value; 120,000,000 shares authorized at 2009 and 2008; 3,288,772 and 3,251,891 shares issued and outstanding at 2009 and 2008, respectively, with a liquidation preference of $59,189 (2009) and $58,534 (2008)	19,594	19,100
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,584,349 and 3,613,349 issued and outstanding at 2009 and 2008, respectively, stated value of $2.50 per share and a liquidation preference of $8,961 (2009) and $9,033 (2008)	7,958	8,009
Additional paid-in capital	29,955	29,719
Subscription receivable	—	(3,000)
Accumulated other comprehensive income (loss)	(34)	—
Accumulated deficit	(79,180)	(102,035)

Total stockholders’ equity (deficit)	6,766	(19,424)

Total liabilities and stockholders’ equity	$29,254	$18,918

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$38,615	$42,897	$39,334
Specialty sales of products	47	203	6

Total sales of products	38,662	43,100	39,340
Licenses, royalties, and fees	383	234	201
Recognition of deferred license revenue	—	(2,389)	1,440

Net sales	39,045	40,945	40,981

Cost of goods sold and operating expenses
Retail cost of goods sold	13,969	15,697	14,293
Retail occupancy expenses	4,527	5,323	5,217

Total retail cost of goods sold and related occupancy expenses	18,496	21,020	19,510
Specialty cost of goods sold	37	214	5

Cost of goods sold and related occupancy expenses	18,533	21,234	19,515
Store operating expenses	17,546	19,474	17,911
Other operating expenses	1,106	1,552	1,351
Marketing, general and administrative costs	7,742	9,002	9,641
Depreciation and amortization	1,705	2,186	2,636
Settlement of litigation	—	—	72
Impairment of long-lived assets	237	—	—
Recognition of deferred offering costs	—	1,433	—
Store closure and lease termination costs	282	19	96

Total cost of goods sold and operating expenses	47,151	54,900	51,222

Operating loss	(8,106)	(13,955)	(10,241)
Other income (expense)
Interest expense	(3,254)	(2,136)	(343)
Interest income	43	—	56
Miscellaneous income	74	4	18
Loan guarantee fee expense	(131)	(222)	—

Total other income (expense)	(3,268)	(2,354)	(269)

Income (loss) from continuing operations before income taxes	(11,374)	(16,309)	(10,510)
Income tax benefit (expense)	11,474	2	17
Minority Interest	214	—	—

Net income (loss) from continuing operations	$314	$(16,311)	$(10,527)

Discontinued operations (Note 3)
Income from discontinued operations	$34,948	$2,402	$773
Income tax benefit (expense)	(12,407)	—	—

Income from discontinued operations	$22,541	$2,402	$773

Net income (loss)	$22,855	$(13,909)	$(9,754)

Continuing operations—basic and diluted
Continuing operations—basic	$0.10	$(5.59)	$(4.61)
Continuing operations —diluted	$0.05	$(5.59)	$(4.61)
Discontinued operations—basic and diluted
Discontinued operations—basic	$6.90	$0.82	$0.34
Discontinued operations—diluted	$3.48	$0.82	$0.34
Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$7.00	$(4.77)	$(4.27)
Earnings (loss) per share—diluted	$3.53	$(4.77)	$(4.27)
Weighted average shares used in computing basic and diluted earnings (loss) per share (in thousands)
Earnings (loss) per share—basic	3,265	2,917	2,283
Earnings (loss) per share—diluted	6,478	2,917	2,283

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 29, 2009, March 30, 2008, and April 1, 2007

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

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 29, 2009 March 30, 2008, and April 1, 2007

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Total	Minority Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount

	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$—	$(88,126)	$(4,109)
Exercise of common stock warrants					258,278	394				394
Series A Preferred stock converted to common stock	(2,628,778)	(5,856)			371,491	5,856				—
Series B Preferred stock converted to common stock			(1,307,360)	(2,902)	163,416	2,902				—
Exercise of stock options					40,082	6				6
Issuance of common stock warrants for loan fees							635			635
Issuance of common stock warrants for loan guarantee							185			185
Issuance of common stock under terms of legal settlement					11,719	132				132
Cash in lieu of fractional stock on reverse split					335	(12)				(12)
Stock option expense							199			199
Accrued expense paid through grant of stock options							55			55
Minority interest in joint venture											6,000
Subscription receivable								(3,000)		(3,000)
Net loss									(13,909)	(13,909)

Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$(19,424)	$6,000

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 29, 2009 March 30, 2008, and April 1, 2007

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Minority Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)		$(102,035)	$(19,424)	$6,000
Exercise of common stock warrants					1,914	—					—
Series A Preferred stock converted to common stock	(139,500)	(310)			19,717	310					—
Series B Preferred stock converted to common stock			(29,000)	(51)	2,875	51					—
Exercise of stock options					655	—					—
Issuance of common stock under terms of legal settlement					11,720	133					133
Stock option expense							201				201
Accrued expense paid through grant of stock options							35				35
Subscription receivable								3,000			3,000
Minority Interest												(214)
Obligation to minority shareholder in TCAP												(4,000)
Comprehensive income										22,855	22,855
Foreign currency translation adjustment									(34)		(34)

Total comprehensive income											22,821

Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$—	(34)	$(79,180)	$6,766	$1,786

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Cash Flows

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$22,855	$(13,909)	$(9,754)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,705	2,764	3,340
Impairment of long-lived assets	237	—	—
Store closure costs charged to operations	282	19	96
(Gain) loss on sale of property and equipment	(72)	(3)	—
Gain on Sale of Wholesale Segment	(28,656)	—	—
Stock option expense	201	199	362
Provision for doubtful accounts	287	121	180
Loan guarantee fee expense	131	222	—
Non-cash interest expense	1,101	529	—
Reversal of deferred license revenue	—	(1,800)	—
Minority Interest	(214)	—	—
Franchise revenue repossession and refund provision	—	5,295	—
Recognition of deferred revenue	(29)	(1,080)	(1,452)
Changes in assets and liabilities
Accounts receivable	1,257	(1,523)	(1,844)
Restricted Cash (Escrow Receivable)	(3,500)	—	—
Inventories	325	(887)	117
Prepaid expenses and other current assets	(1,550)	556	533
Accounts payable	(3,626)	2,642	2,559
Accrued liabilities	(195)	165	1,016
Deferred revenue	683	504	1,257
Deferred lease costs	(393)	(319)	(292)
Deferred licensing revenue cash received	—	—	(25)

Net cash used in operating activities	(9,171)	(6,505)	(3,907)

Cash flows from investing activities
Net proceeds from Sale of Wholesale Segment	36,800	—	—
Proceeds from sale of fixed assets	256	—	—
Proceeds from sale of development rights in Southern California	400	—	—
Proceeds from sale of development rights in Singapore	69	—	—
Purchases of property and equipment	(976)	(2,309)	(1,763)
Other	15	6	(32)

Net cash (used in) provided by investing activities	36,564	(2,303)	(1,795)

Cash flows from financing activities
Net borrowings (repayments) under Northrim credit facility	(4,652)	596	2,152
Payments on long-term debt (including convertible note) and capital leases	(382)	(554)	(528)
Proceeds (repayments) under Benaroya credit facility	(7,482)	7,482	—
Repayment on UCC note payable	(4,120)	(2,000)	—
Minority interest contribution to joint venture	—	3,000	—
Cash in lieu of fractional stock on reverse split	—	(12)	—
Foreign currency translation adjustment	(34)	—	—
Proceeds from exercise of stock options and warrants	—	137	127

Net cash (used in) provided by financing activities	(16,670)	8,649	1,751

Net increase (decrease) in cash and cash equivalents	10,723	(159)	(3,951)
Cash and cash equivalents
Beginning of period	1,271	1,430	5,381

End of period	$11,994	$1,271	$1,430

TC Global, Inc.

Consolidated Statements of Cash Flows

(continued)

	Years ended
	March 29 2009	March 30, 2008	April 1, 2007
	(dollars in thousands)
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$3,254	$2,136	$296
Non-cash activity
Issuance of note payable to UCC for franchise repossession	—	$6,000
Accrued expense paid through grant of stock options	35	55	—
Warrant issued for loan commitment fee	—	635	—
Discount recorded for note proceeds	—	582	—
Discount recorded for UCC note	—	690	—
Warrants issued for loan guarantee	—	185	—
Insurance premiums financed through note payable	545	341	544
Purchases of property and equipment through capital leases	—	—	27
Liability paid through issuance of stock	132	132	84

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and significant accounting policies

The Company and nature of operations

TC Global, Inc (formerly Tully’s Coffee Corporation”) formed in 1992, is a specialty retailer in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is famous for our gourmet coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience. In these consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to TC Global, Inc. Tully’s-branded retail stores are operated by our Retail division and are also operated by other parties under license or franchise. Tully’s stores sell our high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that feature our coffees and our premium softened ice cream. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related accessories, supplies, and equipment.

Our Specialty division is responsible for our U.S. franchising activities and for our international business activities (see Note 13). For purposes of these consolidated financial statements, the terms “franchise” and “license” are used interchangeably.

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million for the assets it acquired.

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The discontinued operations and assets held for sale represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement. Prior year financial statements for 2008 and 2007 have been retroactively adjusted in conformity with generally accepted accounting principles to present the operations of our Wholesale Division as a discontinued operation.

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

Fiscal periods

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. The fiscal year ending March 29, 2009 (“Fiscal 2009”) included 52 weeks, the fiscal year ended March 30, 2008 (“Fiscal 2008”) included 52 weeks, the fiscal year ended April 1, 2007 (“Fiscal 2007”) included 52 weeks, and the fiscal year ended April 2, 2006 (“Fiscal 2006”)

included 52 weeks, while our fiscal year ended April 3, 2005 (“Fiscal 2005”) included 53 weeks. The fiscal year ended March 28, 2004 (“Fiscal 2004”) included 52 weeks.

Reverse stock split

On June 28, 2007, our articles of incorporation were amended to effect a one-for-eight reverse stock split of our common stock, as described in Note 19. All common share information (including information related to options and warrants to purchase common stock) and all “per share” information related to our common stock in the consolidated financial statements have been restated to reflect the one-for-eight reverse split.

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

Escrow and Related Party Receivable

In connection with the closing of the Green Mountain Transaction $3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement.

Tully’s granted Asia Food Culture Management Pte. Ltd. (“Limited Partner”) a $1,000,000 loan to be paid through future distributions of the partnership. Further, $1,162,000 is receivable from AFCM in full satisfaction of the Company’s LP Loan paid to AFCM directly and was subsequently paid by AFCM to the partnership after the balance sheet date on April 22, 2009.

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution facility and our authorized vendors.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated economic lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated economic lives (generally ten years) or the applicable lease term as defined under generally accepted accounting principles. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced due to impairment charges.

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

As part of our review, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Tully’s has identified this lowest level to be principally individual stores. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the estimated future, cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows.

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

Foreign Currency Translation

The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on inter-company transactions are recorded in operating expenses and have not been material for the periods presented.

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

Our Retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores. We complement our Retail division’s operations with additional channels for distribution of our licensed products, which we manage as separate business segments, our Specialty division, which sells Tully’s coffee and related products and supplies to our foreign licensees and manages the relationships with these licensees.

Revenue recognition

Sales are generally recognized at the time of the sale at retail store locations. Customer payments received on the issuance and replenishment of our Tully’s coffee cards (stored value payment cards) are deferred and recognized as revenues when the cards are redeemed, net of the estimated amounts of customer incentives and discounts associated with the cards. Management’s judgment is involved in determining the applicable timing for recognition of these incentives and discounts in revenues. Sales of product for specialty divisions are recognized upon shipment of the products.

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

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $943,000, $1,518,000, and $2,406,000 during Fiscal 2009, Fiscal 2008, and Fiscal 2007, respectively. Local store advertising and marketing costs are reported in store operating expenses, while general advertising and marketing costs for the Company and our Retail and Specialty divisions are reported in marketing, general and administrative costs.

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

On April 2, 2007, we adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” There was no adjustment required to be made to our opening retained earnings balance upon adoption of Interpretation No. 48. We have elected to treat interest and penalties accrued on unrecognized tax benefits as a component of income tax expense within our financial statements. See Note 10 for additional detail on the Company’s tax positions.

Fair value of financial instruments

The carrying amount of cash and cash equivalents and other current assets and liabilities, such as accounts receivable and accounts payable as presented in the consolidated financial statements, approximates fair value based on the short-term nature of these instruments. Historically, the carrying amount of our credit facilities approximated fair value because the interest rates are subject to change with, or approximate, market interest rates.

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

For all of these stock-based awards, we have used the Black-Scholes option pricing model for the valuation for stock option awards on the date of grant. These computations are affected by the estimated fair value of our stock at the grant date as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with SFAS 123R, the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position. In September of 2008, the Company entered into an agreement to sell its wholesale division. (See “Note 3 —Discontinued Operations—Sale of Wholesale Segment) For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.

Consolidation of Asian Joint Venture

During Fiscal 2008, the Company became the 50% general partner of Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”), a limited liability limited partnership. The new joint venture seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, Asia Food Culture Management Pte. Ltd. (“Limited Partner”) (“AFCM”), is a newly established enterprise managed by the founder and former chief executive officer of TCJ. The Limited Partners have very limited rights with respect to the management and control of Tully’s Coffee Asia. The Company, as the General Partner, therefore has control of the partnership and full voting rights. On March 27, 2009, the Tully’s and the Limited Partner agreed that Tully’s negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, within twelve (12) months of the closing of the Asset Purchase Agreement between GMCR, and us. Tully’s has classified this obligation as a current liability and offset the Limited Partner’s minority interest equally.

New accounting standards

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

2. Liquidity

On March 27 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to GMCR. We received $40,300,000 million, less $3,500,000 held in Escrow, in cash proceeds in this transaction. We used these proceeds to improve our liquidity without shareholder dilution, repay our debt, provide for a shareholder distribution paid May 20, 2009, and for the development of our domestic retail and franchise and license businesses as well as our international retail, wholesale, and franchise businesses.

As of March 29, 2009 we had cash and cash equivalents of $11,994,000, and a working capital of $7,352,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Specialty division.

Cash requirements for Fiscal 2010, other than normal operating expenses and the commitments described in the condensed consolidated financial statements and notes and in the Form 10-K, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Specialty division business. We expect our investment in property and equipment during the remainder of Fiscal 2010 will be between $250,000 and $750,000.

During Fiscal 2010, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder of Fiscal 2010. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $15,494,000 at March 29, 2009, and our credit facility will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting such obligations as our obligation to purchase an additional 25% ownership share in our Asian Joint venture for $4,000,000 on or before March 27, 2010. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities pressures. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Discontinued Operations—Sale of Wholesale Segment

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to GMCR, pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million ($3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR ) for the assets it acquired. The purchase price is subject to an inventory adjustment to be calculated within 120 days of March 27, 2009 (collectively the “Green Mountain Transaction”). The Company does not expect an inventory purchase price adjustment.

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The discontinued operations and assets held for sale represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

Upon closing the Green Mountain Transaction, Tully’s received $36,800,000, the remaining $3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. Tully’s recognized a gain of $28,656,000 on the sale, as follows (dollars in thousands):

Cash sales price for the Green Mountain Transaction	$40,300
Deferred Gain:
License Agreement (1)	(2,523)
Supply Agreement (2)	(4)
Sale of PP&E related to the Green Mountain Transaction	(2,862)
Sale of Inventory related to the Green Mountain Transaction	(2,413)
Write-off of assets and intangible assets not sold and related to wholesale segment	(123)
Less—transaction costs	(3,719)

Gain on Sale of Wholesale Segment	$28,656

(1)	Utilizing a valuation method that included the income approach and relief from royalty rate method , the company has valued the use of the trademarks in the License Agreement at $2,523,000 and will amortize the deferred gain of the perpetual license over a 15 year period.
(2)	Since there are no direct revenue streams related to the Supply Agreement and the Agreement is at market rates, we determined that a market participant would pay no more than the costs required to replace or recreate the Supply Agreement. Therefore, the Company valued the Supply Agreement at $4,400 and will amortize the deferred gain over a 5 year period.

Operation of Roasting Facility

No later that September 27, 2009, as per the terms of the Green Mountain Transaction, we continue to operate for the benefit and financial obligation of GMCR, the roasting and distribution facility until GMCR successfully transitions into a new facility.

Supply Agreement

Under the terms of the Supply Agreement, (i) GMCR will use commercially reasonable efforts to supply us with all of our requirements of Products and Other Coffee Products during the term of the Supply Agreement; and (ii) we will agree to purchase all of our requirements of Products and Other Coffee Products from GMCR during the term of the Supply Agreement. As used in the Supply Agreement:

•	“Products” means certain 5-lb. bulk, Retail Coffee Bags and fractional pack coffee for use at Licensed Retail Stores (as defined in the License Agreement);

•

“Retail Coffee Bags” mean whole bean and ground coffee specifically packaged for retail sale. We expect that the Supply Agreement will support our product sourcing needs for our ongoing retail and specialty businesses; and

•	“Other Coffee Products” means grocery bagged coffees, K-Cup portion packs, and certain fractional pack coffees.

Pricing for a specified annual volume of Products will be established on a “cost plus” basis, with the “plus” premium reflecting a negotiated, commercially reasonable margin over GMCR’s cost of goods. Because GMCR’s pricing to us under the Supply Agreement will be tied to its own costs, we expect that the “cost plus” pricing for the Products will be competitive with market prices generally. If Tully’s requires a higher aggregate volume of Products in a given contract year and GMCR does not elect to continue the “cost plus” pricing for one or more Products after the specified volume is exceeded, the Products will be priced at GMCR’s best list price offered to like customers, provided that we will have the option to use a secondary vendor to supply such Products.

In addition, subject to the limitations set forth in the Supply Agreement, we may use a secondary vendor to supply a specific product (except K-Cup portion packs) if GMCR:

•	is unable to fill a purchase order for any such Product or Other Coffee Product within 30 days after the delivery date set forth in such order;

•	discontinues producing any such Product or Other Coffee Product;

•	elects not to produce a new Product or Other Coffee Product requested by us;

•	elects not to supply us with any seasonal, promotional or special event related coffee product requested by us; or

•	changes the cost-plus pricing for certain Products without our prior written approval.

The initial term of the Supply Agreement runs for five years (expiring March 27, 2014) and may be renewed thereafter for separate additional terms of one year each unless either party provides written notice of non-renewal to the other party at least 120 days in advance of the end of the initial five year term or additional term, as the case may be.

We must provide forecasting to GMCR on our estimated quarterly volume requirements. If our actual purchases under the Supply Agreement vary by more than 25% from our estimates, then we would be subject to a penalty fee.

The Supply Agreement contains certain restrictions on transferability, including that we may not assign the agreement without the prior written consent of GMCR, which may not be unreasonably withheld. Pursuant to the terms of the Supply Agreement, it is reasonable for GMCR to withhold its consent to a proposed assignment of the agreement by Tully’s to a third party if the proposed assignee does not meet GMCR’s standards as to general creditworthiness or the proposed assignee is a direct competitor of GMCR in the coffee business. In addition, it will be a condition of GMCR’s obligation to consent to any such proposed assignment that the proposed assignee agrees to assume our obligations under the Company Noncompetition Agreement (as described below).

In evaluating the Supply Agreement, we made certain estimates of the mix of products that were to be purchased as well as the distribution and competitor prices we would be getting on the products supplied from GMCR.

License Agreement

Under the License Agreement, for a payment by us of one dollar annually, GMCR has granted to us an exclusive, worldwide (excluding Japan), perpetual, fully paid-up license to use the Tully’s business names and trademarks set forth in the License Agreement (the “Licensed Marks”) in connection with:

(a) the retail sale of certain 5-lb. bulk, Retail Coffee Bags and fractional pack coffee for use at Licensed Retail Stores (as defined below), together with certain other coffee products we may be permitted to offer for retail sale (the “Licensed Products”), solely at or from Licensed Retail Stores;

(b) the operation of Licensed Retail Stores where Licensed Products are used and/or sold;

(c) the making, having made and selling of merchandising items (such as hats, t-shirts and mugs) under and/or bearing the Licensed Marks, but for resale solely in Licensed Retail Stores or at other stores or outlets wholly- owned by Tully’s, and only in a manner that is incidental to, and for the purpose of promoting or supporting, the operation of Licensed Retail Stores under the rights granted in the License Agreement; and to support the aforementioned licensed activities with promotional and advertising material under the Licensed Marks solely for the purpose of, and confined to, the support of exercise of the rights granted in the License Agreement;

(d) the use of the Licensed Marks outside of North America (except Japan) in connection with the wholesale sale of Licensed Products;

(e) the use of the Licensed Marks outside of North America (except Japan) to make, have made and sell merchandising items only in a manner that is incidental to, and for the purpose of promoting or supporting, the wholesale operations of Tully’s;

(f) the use of the Licensed Marks as solely provided for in our existing license agreement with Tully’s Coffee Asia Pacific Partners, L.P.; and

(g) the use of the Licensed Marks in connection with the operation of websites for the purpose of (i) providing information to consumers regarding the Licensed Products, merchandising items and/or Licensed Retail Stores, and for supporting any marketing efforts of Tully’s and (ii) the wholesale sale outside of North America of Licensed Products, Other Coffee Products, and merchandising items.

Tully’s may sublicense, either directly, as part of a franchise arrangement or otherwise, any or all of the rights granted to it under the License Agreement, in whole or in part, provided that: (i) all sublicenses are in writing and name GMCR as an express third party beneficiary; (ii) we provide a copy of all sublicense agreements to GMCR; (iii) all sublicenses obligate the sublicensees to maintain quality and otherwise comply with the applicable provisions of the License Agreement; and (iv) we remain jointly and severally liable for the conduct of sublicensees.

As used in the License Agreement, “Licensed Retail Stores” means all physical retail locations operating under certain Licensed Marks under the License Agreement by us or our sublicensees at which brewed coffee is the primary product sold to the end-use consumer for on-and off-premises consumption. The term Licensed Retail Store includes both standalone locations and physical retail locations within larger environments with their own separate menus and facilities (e.g., counter space, cash register or order pick-up), such as coffee “Kiosks,” store-in-store locations (such as a coffee bar located within a supermarket), locations sharing space with food service establishments, and locations within other large-scale facilities (e.g., airports, hospitals, manufacturing facilities and educational institutions).

The License Agreement also contains the following provisions which may affect the exclusivity of the license granted to us:

(a) Our exclusive license rights to operate retail stores in North America will revert to non-exclusive rights in North America if Tully’s fails to maintain at least 20 Benchmark Stores in North America. As used in the License Agreement, a “Benchmark Store” means a standalone Licensed Retail Store open for business in the ordinary and commercially reasonable course for such store.

(b) Commencing five years after the effective date of the License Agreement, GMCR may provide written notice to us of its desire to open its own Benchmark Store in a specific country outside of North America where, at that time, no Benchmark Store exists (“Retail Notice”). The Company or its sublicensee shall have one year (and up to an additional six months in the case of a force majeure event), after receipt of the Retail Notice, to open such Benchmark Store or to make substantial progress toward opening such Benchmark Store. If we fail to do so, GMCR shall have the right for two years (including up to an additional six months in the case of a force majeure event) to open its own Benchmark Store or to make substantial progress toward opening its own Benchmark Store, during which time our license rights set forth in the License Agreement in the country set forth in the Retail Notice shall revert to non-exclusive rights. Provided GMCR makes substantial progress toward opening its own Benchmark Store or upon GMCR opening its own Benchmark Store, our license rights set forth in the License Agreement in the country set forth in the Retail Notice shall permanently revert to non-exclusive rights. If GMCR fails to do so, our license rights in such country shall revert to being exclusive and GMCR’s right to exploit that particular Retail Notice shall terminate. GMCR may provide up to three Retail Notices per year to us after the fifth anniversary of the effective date of the License Agreement.

(c) Commencing two years after the effective date of the License Agreement, GMCR may provide written notice to us of its desire to engage in the wholesale sale of Licensed Products to a specific country outside of North America where, at that time, no wholesale sale of any Licensed Products to wholesale customers exists (“Wholesale Notice”). The Company or its sublicensee shall have one year (and up to an additional six months in the case of a force majeure event) after receipt of the Wholesale Notice to engage in active wholesale operations of the Licensed Products to such country or to make substantial progress toward engaging in active wholesale operations of any of the Licensed Products to such country. If we fail to do so, GMCR shall have the right for two years to engage in active wholesale operations of the Licensed Products to such country or to make substantial progress toward engaging in active wholesale operations of the Licensed Products to such country, during which time our license rights set forth in the License Agreement in the country set forth in the Wholesale Notice shall revert to non-exclusive rights. Provided GMCR does so engage in active wholesale operations of the Licensed Products, our license rights set forth in the License Agreement in the country set forth in the Wholesale Notice shall permanently revert to non-exclusive rights. If GMCR fails to do so, our license rights in such country shall revert to being exclusive and GMCR’s right to exploit that particular Wholesale Notice shall terminate. GMCR may provide up to three Wholesale Notices per year after the second anniversary of the effective date of the License Agreement.

The License Agreement has a perpetual term but is terminable by either party upon written notice to the other party in the event of any breach by the other party of a material obligation under the License Agreement, which the receiving party fails to cure within 30 days after receiving such notice, or in the event the other party (i) discontinues its business operations; (ii) makes an assignment for the benefit of its creditors or an admission of its inability to pay its obligations as they become due; or (iii) files or has filed against it a petition in bankruptcy or any similar proceeding or files any pleading seeking any reorganization, liquidation or dissolution under any law, or admits or fails to contest the material allegations of any such pleading filed against it, or is adjudicated as bankrupt or insolvent, or a receiver is appointed for a substantial part of such party’s assets, or the claims of creditors of such party are abated or subject to a moratorium under any law.

The License Agreement also contains customary terms such as requirements for Tully’s and its sublicensees to maintain the quality of the Licensed Products.

,Noncompetition Agreements

The Company and Tom T. O’Keefe, our founder and chairman, have entered into separate noncompetition agreements with GMCR. We refer to these agreements collectively as the “Noncompetition Agreements” and individually as the “Company Noncompetition Agreement” and the “O’Keefe Noncompetition Agreement.”

Under the terms of the Company Noncompetition Agreement, we have agreed that, for a period of nine years after the closing of the Green Mountain Transaction, we will not directly or indirectly operate in the “coffee business” in the United States, Canada, Mexico, and the Caribbean (the “Excluded Territory”); provided, however, that we may continue to operate and expand “licensed retail stores” in the Excluded Territory.

Similarly, under the terms of the O’Keefe Noncompetition Agreement, Mr. O’Keefe has agreed that, for a period of five years after the closing of the Green Mountain Transaction, he will not directly or indirectly operate in the “coffee business” in the Excluded Territory; provided that he is not prohibited from (i) participating in the operation of our “licensed retail stores” in the Excluded Territory or (ii) serving as an officer, director or employee of the Company.

As used in the Noncompetition Agreements, the term “coffee business” means the business of roasting, packaging, brewing, selling, distributing or otherwise providing whole bean and ground coffees, hot or cold coffee beverages or related products, including coffee brewers, in the United States, Canada, Mexico and the Caribbean. As used in the Noncompetition Agreements, “licensed retail stores” mean a physical retail location operating under the “licensed marks” under the License Agreement (as defined below) by Tully’s or its sublicensees at which brewed coffee is the primary product sold to the end-use consumer for on- and off-premises consumption. Licensed retail stores include both standalone locations and physical retail locations within larger environments with their own separate menus and facilities (e.g., counter space, cash register or order pick-up), such as coffee “kiosks,” store-in-store locations (such as a coffee bar located within a supermarket), locations sharing space with food service establishments, and locations within other large-scale facilities (e.g., airports, hospitals, manufacturing facilities, and educational institutions); provided nothing within such larger environments constitutes a “licensed retail store” except the specific areas where coffee is ordered, brewed, sold and consumed.

Accordingly, under the Noncompetition Agreements, Mr. O’Keefe and the Company are prohibited in engaging in all aspects of the coffee business unless it involves the operation of a licensed retail store. This distinction means that we may continue to operate and expand our existing retail store locations as well as our licensed and franchise store business because each of these are included within the definition of “licensed retail stores.” We cannot continue to operate and expand our general United States, Canada, Mexico and the Caribbean wholesale coffee segment because that business is not included as a “licensed retail store.”

In addition to the non-competition covenants described above, both Tully’s and Mr. O’Keefe have agreed that, for a period of two years after the closing of the Green Mountain Transaction, neither Tully’s nor Mr. O’Keefe will solicit for employment any of our current employees who accept employment with GMCR in connection with the Green Mountain Transaction. As partial consideration for our agreement to enter into the Company Noncompetition Agreement, GMCR paid us $300,000 at closing. Mr. O’Keefe agreed to enter into the O’Keefe Noncompetition Agreement to induce GMCR to enter into the Asset Purchase Agreement, and he did not receive any cash consideration under the O’Keefe Noncompetition Agreement.

Discontinued Operations

The table below summarizes the major categories of assets and liabilities held for sale at March 30, 2008:

March 30, 2008
Assets Held for Sale
Inventory	$2,612
Prepaid expenses and other current assets	134
Property and equipment and other intangible assets, net	2,294
Goodwill	124
Other Assets	46

Total Assets Held for Sale	$5,210

Liabilities Held for Sale
Long-term debt	$19
Capital lease obligations	47

Total Liabilities Held for Sale	$66

The operating results of discontinued operations for the wholesale segment included in the accompanying consolidated statements of operations are as follows:

	March 29, 2009	March 30, 2008	April 1, 2007
	(dollars in thousands)
Net Sales	$39,547	$28,132	$20,901
Operating Income from Discontinued Operations	6,292	2,402	773
Gain on Sale of Wholesale Segment	28,656	—	—
Income taxes	(12,407)	—	—

Income from discontinued operations	$22,541	$2,402	$773

Direct and indirect costs associated with the sale, may be incurred in FY 2010 and will be recorded during the period incurred as expenses.

4. Accounts receivable and allowance for doubtful accounts

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

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 29, 2009	March 30, 2008
	(dollars in thousands)
Balance, beginning of the year	$321	$295
Additions charged to costs and expenses	287	121
Write-offs and other deductions	(30)	(95)

Balance, end of the year	$578	$321

5. Inventories

Inventories consist of the following:

	March 29, 2009	March 30, 2008
	(dollars in thousands)
Coffee
Roasted	186	711
Other goods held for sale	478	68
Packaging and other supplies	448	538

Total	$1,112	$1,317

6. Related Party Receivable and Other Assets

Other assets consist of the following:

	March 29, 2009	March 30, 2008
	(dollars in thousands)
Receivable from Limited Partner in TCAP Joint Venture	$1,162	—
Long-term receivable from Limited Partner in TCAP Joint Venture	1,000	—

Total receivable from Limited Partner in TCAP joint venture	$2,162	—

Security deposits	$216	$198

Tully’s granted the Limited Partner a $1,000,000 loan to be paid through future distributions of the partnership. Further, $1,162,000 is receivable from AFCM in full satisfaction or the of the Company’s LP Loan paid to AFCM directly on March 27, 2009 and was subsequently paid by AFCM to the partnership after the balance sheet date on April 22, 2009.

7. Property and equipment

Property and equipment consist of the following:

	March 29, 2009	March 30, 2008
	(dollars in thousands)
Machinery and equipment	$7,854	$8,593
Leasehold improvements	12,021	14,519
Furniture and fixtures	2,732	3,995
Software	271	296

	22,878	27,403
Less: Accumulated depreciation and amortization	(20,095)	(22,788)

Total	$2,783	$4,615

8. Goodwill and intangible assets

As of March 29, 2009 and March 30, 2008 goodwill was $332,000. Under SFAS 142, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed and no impairment was identified for Fiscal 2009, Fiscal 2008, and Fiscal 2007.

9. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $237,000 in the fourth quarter of Fiscal 2009, in accordance with the provisions of SFAS 144. This relates to impairment of leasehold improvements and equipment. No impairment was identified in the review for Fiscal 2008 or Fiscal 2007. These reviews were performed in connection with the development and implementation of our annual business plans.

10. Income taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 29, 2009	March 30, 2008
Deferred tax assets
Net operating loss carryforwards	$7,101	$17,964
Stock options	83	1,640
Deferred revenue	1,052	—
Property and equipment	1,206	3,660
Store closures and lease termination costs	42	36
Deferred lease costs	148	291
Tax credit	803	317
Allowance for doubtful accounts	205	116
Accrued vacation and other liabilities	677	675
Investment in joint venture	3,161	1,079
Other	139	265

Total deferred tax assets	$14,617	$26,043

Deferred tax liabilities
Debt discount	—	(248)
Less: Valuation allowance	$(14,617)	$(25,795)

Net deferred tax asset	—	—

At March 29, 2009, we had federal and state net operating loss carryforwards of approximately $20,800,000 and $9,500,000, respectively. The federal net operating loss carryfowards expire between 2021 and 2029 and the state net operating losses expire between 2009 and 2030.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes is summarized as follows (dollars in thousands):

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
Current taxes
Federal	$493	$—	$42
State	395	2	(25)

Total current	888	2	17

Deferred taxes	—	—	—

Income tax expense	$888	$2	$17

A reconciliation of the statutory federal income tax rate to Tully’s effective tax rate is as follows:

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
Tax expense (benefit)
Federal statutory rate	34.0%	(34.0%)	(34.0%)
State income taxes, net of federal benefit	1.5%	(1.9%)	(2.7%)
Rate change	0.5%	3.7%	0.0%
Stock compensation	6.7%	(2.3%)	0.0%
Other	7.9%	3.5%	1.1%
Valuation allowance	(46.9%)	31.0%	35.8%

Effective income tax rate	3.7%	0.0%	0.2%

In June, 2006, the FASB issues FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies for the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on April 2, 2007. As of the date of adoption, the Company had no unrecognized tax benefits and therefore no adjustment to retained earnings as a cumulative effect adjustment to shareholder’s equity. The Company had no interest or penalties related to the unrecognized tax benefits as of the date of adoptions. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

The Company is not currently under Internal Revenue Service (IRS) or state examination.

11. Accrued liabilities

Accrued liabilities consist of the following:

	March 29, 2009	March 30, 2008
	(dollars in thousands)
Employee wages and taxes	$1,398	$1,304
Professional fees and services	696	455
Accrued lease termination and store closure costs	117	99
Accrued real estate and property taxes	140	236
Accrued discounts and allowances	616	859
Accrued interest	42	768
Federal and State taxes payable	1,164	392
Other	440	291

Total	$4,613	$4,404

12. Credit lines and long term debt

Benaroya Credit Facility

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued the promissory note (“the Benaroya Note”) to evidence that indebtedness. In connection with the loan, we granted warrants to purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Interest accrued on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. The Benaroya Capital warrants became exercisable on April 26, 2008, and will expire during 2012.

Our chairman guaranteed our obligations under the Benaroya credit facility, and another shareholder had guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman was not compensated for his guaranty. We agreed to compensate the second guarantor through the cash payment of a $167,000 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $185,000 when granted (these warrants became exercisable on July 12, 2008).

The Benaroya Note was due on August 31, 2008. The Company and Benaroya Capital entered into the Forbearance Agreement on September 11, 2008.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, the Benaroya credit facility $9,566,000 was repaid in full satisfaction of the credit facility and accrued interest. Concurrently with the repayment of the Benaroya credit facility, the guaranty agreements between Tully’s and the Guarantors were terminated and Benaroya Capital and the Guarantors released their conditional security interest in Tully’s assets.

Northrim Credit Facility

On June 22, 2005, Tully’s entered into the Northrim Facility. Under this credit facility, Tully’s was allowed to borrow up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility accrued interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% during the contract term and were secured by our inventories and through the assignment (with recourse) of our accounts receivable.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, the Northrim Facility $5,777,000 was repaid in full satisfaction of the credit facility and accrued interest . Concurrently with the repayment of the Northrim Facility, Northrim Funding released their conditional security interest in Tully’s assets.

UCC Settlement Promissory Note

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

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note accrued interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Tully’s had issued a limited guaranty for TCAP’s obligations under the note, which was generally secured by the assets of Tully’s and TCAP related to the Licensed Territories, including Tully’s stock in TCAP, TCAP’s interest in the Tully’s Coffee Asia joint venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but was non-recourse as to Tully’s other assets.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, the promissory note with UCC was repaid in full. Concurrently with the repayment of the promissory note, UCC released their conditional security interest in Tully’s assets.

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of Tully’s Coffee Corporation (“Tully’s), and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan accrued interest at an annualized rate of 15%.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan is secured by the net cash from operations of the Partnership that are available for distribution to the Limited Partner pursuant to the Partnership Agreement in proportion to the Limited Partner’s percentage of Partnership Interest (as defined in the Partnership Agreement). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan.

Additionally, Tully’s has granted the Limited Partner a preferential right to receive from the partnership, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of partnership profits available for distribution, and that, after receipt by the Limited Partner of the full preference amount all subsequent cash distributions of partnership profits shall be shared equally between the General Partner and the Limited partner. Any subsequent cash distributions to the Limited Partner would first be applied to retire the LP Loan.

Obligations under credit lines and long-term debt consist of the following:

	March 29, 2009	March 30, 2008
	(dollars in thousands)
Borrowings under the Northrim Facility	$—	$4,650
Borrowings under the Benaroya credit facility, net of unaccreted discount of $0 and $411,000, respectively	—	7,071
Note payable for the settlement of the UCC litigation, net of unaccreted discount of $690,000 on March 30, 2008	—	3,337
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 5.90%, through September 2009 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	257	155
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	10	19

	267	15,232
Less: Current portion	(267)	(12,912)

Long-term debt, net of current portion	$—	$2,320

13. International licenses and deferred revenue

UCC Ueshima Coffee Company, Ltd.

In connection with the Settlement Agreement with UCC, Tully’s recorded $799,000 during Fiscal 2007 and $736,000 in Fiscal 2008 for the costs of its defense and for prosecution of its counterclaims.

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

Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC is summarized as follows (dollars in thousands):

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
Recognition of deferred license revenue under international agreements
Periodic recognition of deferred license revenue under agreements with Tully’s Coffee Japan	$—	$—	$—
Revenue recognized upon termination of license and supply agreements under agreements with Tully’s Coffee Japan	—	—	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan	—	—	—

Periodic recognition of deferred license revenue under UCC license agreement	—	1,080	1,440

Reversal of previously recognized deferred license revenue under UCC license agreement	—	(3,469)	—

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$—	$(2,389)	$1,440

Deferred revenue is summarized as follows:

Fiscal year ended March 29, 2009
(dollars in thousands)
Deferred licensing revenue from Area Development Agreements:
Singapore Area Development Rights	$63
Southern California Area Development Rights	377
Deferred revenue from stored value cards	3,315

3,755
Current portion Deferred revenue	$(3,369)

Long term portion of Deferred revenue	386

14. Investment in Joint Venture

On January 7, 2008, TCAP, a wholly owned subsidiary of Tully’s, and AFCM, a Singapore company, entered into a limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”). The new joint venture will seek to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is a newly established enterprise managed by the founder and former chief executive officer of TCJ.

In connection with the formation of Tully’s Coffee Asia, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to Tully’s Coffee Asia. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to Tully’s Coffee Asia on January 7, 2008, $500,000 paid on January 31, 2008, and the $3.0 million balance was paid on March 31, 2008. Of the capital contributed by AFCM, $3.0 million was distributed by the joint venture to TCAP, and the remaining $3.0 million will be used by the joint venture for development of its business. The $3.0 million capital distribution from the joint venture to TCAP includes (1) $500,000 cash distributed to Tully’s on January 8, 2008, (2) $2,000,000 paid to UCC on January 8, 2008, and (3) $500,000 paid to TCAP on January 31, 2008. The joint venture ownership percentages are 50% TCAP (general partner) and 50% AFCM (limited partner). Under its license agreement with Tully’s, the joint venture is obligated to pay Tully’s a royalty equal to one percent of the applicable revenue base from operations in the Licensed Territories, commencing on April 1, 2008. Revenues associated with TCAP will be reported under our Specialty segment.

On March 27, 2009, the Tully’s and the Limited Partner agreed that Tully’s negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, within twelve (12) months of the closing of the Asset Purchase Agreement between GMCR, and us (the “Purchase Transaction”). Tully’s has classified this obligation as a current liability and offset the Limited Partner’s minority interest equally.

Investments in entities over which the Company has control are consolidated in the Consolidated Balance Sheets and Consolidated Statements of Operations. The Company’s investment in Tully’s Coffee Asia is carried at $10,000,000 which relates to the initial contribution of $9,000,000, reduced by the capital withdrawal by Tully’s of $3,000,000, and increased by the March 27, 2010 obligation to purchase an additional 25% partnership interest.

15. Related-party transactions

Our chairman guaranteed our obligations under the Benaroya credit facility, which was fully repaid on March 27, 2009, and another shareholder guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman was not compensated for his guaranty.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2009, Tully’s paid approximately $594,000 to Northrim for interest on the amounts borrowed, All outstanding debt to Northrim was which was fully repaid on March 27, 2009. Also, Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,300 for this service in Fiscal 2009, $6,700 for this service in Fiscal 2008 and $8,200 in Fiscal 2007.

Carl Pennington, Sr. was appointed as a board member, effective as of January 15, 2008 and as Tully’s President, effective as of January 15, 2008. Before joining Tully’s, Mr. Pennington founded Pinnacle Management, a management company, and PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington is a shareholder of Pinnacle Management, which manages Impact Sales, Inc., a grocery broker, and Pinnacle Coffee, a franchisee of six Tully’s franchised stores as of March 30, 2008. Mr. Pennington serves as a board member of Impact Sales, the grocery broker for Tully’s. Impact Sales received $816,000 in fiscal year 2009 from Tully’s as brokerage commission on grocery sales and $275,000 in fees relating to terminating their brokerage agreement as conditioned under the terms of the Green Mountain

Transaction. He receives no compensation from Impact Sales. Mr. Pennington has no ownership interest in Pinnacle Coffee. Mr. Pennington’s base salary as Tully’s president is $290,000 per year.

On March 27, 2009, the Tully’s and the Limited Partner agreed that Tully’s negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, within twelve (12) months of the closing of the Asset Purchase Agreement between GMCR, and us. Tully’s has classified this obligation as a current liability and offset the Limited Partner’s minority interest equally.

Tully’s granted the Limited Partner a $1,000,000 loan to be paid through future distributions of the partnership. Further, $1,162,000 is receivable from AFCM in full satisfaction or the of the Company’s LP Loan paid to AFCM directly on March 27, 2009 and was subsequently paid by AFCM to the partnership after the balance sheet date on April 22, 2009.

16. Store closure and lease termination costs

We periodically close stores that do not meet our performance criteria and stores for which extension of the lease term was not practicable. During Fiscal 2009 we closed thirteen locations at a cost of approximately $282,000, of which five were sold and franchised in Southern California. During Fiscal 2008, we closed two stores at a cost of approximately $19,000. During Fiscal 2007, we closed four stores at a cost of approximately $96,000.

17. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $4,870,000, $5,300,000, and $5,100,000, for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Contingent rental expense was approximately $309,000, $344,000, and $274,000, Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively and is recognized as incurred.

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

Minimum future rental payments under noncancellable operating leases as of March 29, 2009 are summarized as follows:

Fiscal year
(dollars in thousands)
2009	$3,713
2010	2,315
2011	1,405
2012	1,034
2013	480
Thereafter	665

Total	$9,612

We have subleased some of our leased premises to third parties under subleases with varying terms through 2014. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2010	$220
2011	55
2012	42
2013	—
2014	—

Total	$317

Tully’s has funded the acquisition of equipment through capital leases. These leases typically have terms ranging from three to five years and generally have bargain purchase options. Minimum future rental payments under capital leases as of March 29, 2009 are summarized as follows:

Fiscal year
(dollars in thousands)
2009	$1
2010	—
2011	—
2012	—
2013	—

Total minimum lease payment	1
Less: Amount representing future interest	*

Present value of net minimum lease payments under capital leases	$1

*	Represents amount less than $1,000

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to certain executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 29, 2009, the aggregate contingent obligation for severance to these individuals was approximately $199,000. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event that there was a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 29, 2009, the aggregate contingent obligation for severance to these individuals for the change in control provision was approximately $397,000.

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

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully’s issued 7,000 shares of common stock and paid $164,000 to the settlement class. In October 2007 and October 2008, Tully’s issued 11,719 shares of common stock and paid $266,000 to the settlement class in both periods. Under the settlement, Tully’s is required to issue stock and pay cash settlement payments in future periods as follows (in addition, cash settlement payments after the initial payment will include interest at 6.75% per year):

	Shares of common stock to be issued	Cash settlement payments (in thousands)
October 2009	7,031	$159

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle a lawsuit, see Note 13. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008. In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly owned subsidiary of Tully’s, to UCC. The promissory note was paid in full on March 27, 2009 as a result of the Green Mountain Transaction.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $400,000 as of March 29, 2009 to defend this litigation.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of March 29, 2009 are summarized as follows:

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

Expected Dividend Yield.

We use an expected dividend yield of zero in the Black-Scholes option valuation model, consistent with historical experience on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Years ended
	March 29, 2009	March 30, 2008	April 1, 2007
Weighted average risk free interest rate	1.91%	3.22%	4.76%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	5 years	3 years
Weighted average expected volatility	80%	80%	94%
Weighted average fair value at date of grant	$5.93	$7.26	$7.15

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2009 we estimated our pre-vesting option forfeiture rate at 22%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) for Fiscal 2009, Fiscal 2008 and Fiscal 2007 totaled $201,000, $199,000 and $362,000, respectively, which is included in marketing, general and administrative costs in our Consolidated Statements of Operations.

As of March 29, 2009, we had approximately $362,000 of total unrecognized compensation cost related to the 70,411 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of March 29, 2009 options for 342,625 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 272,184 were fully vested.

The following table summarizes activity under our stock option plans:

Exercise price per share	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 2, 2006	688,417	4.05
Granted	203,750	11.53
Exercised	(75,493)	.12
Forfeited	(47,970)	13.15
Outstanding at April 1, 2007	768,704	5.85
Granted	70,730	11.36
Exercised	(44,304)	.14
Forfeited	(135,406)	11.54
Outstanding at March 30, 2008	659,724	5.64
Granted	6,500	11.28
Exercised	(655)	.08
Forfeited	(116,594)	8.11

Outstanding at March 29, 2009	548,975	5.29	8.55	3,159,341

Exercisable or convertible at the end of the period	478,534	4.33	8.43	3,159,341

The aggregate intrinsic value of options outstanding at March 29, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 282,084 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

The total intrinsic value of options exercised during the Fiscal 2009, Fiscal 2008, and Fiscal 2007 using the March 29, 2009 $1.64 fair market value was $3,000, $494,000, and $842,000 respectively.

19. Stockholders’ equity

March 26, 2009 Articles Amendment

As previously disclosed, our shareholders approved amendments to our Amended and Restated Articles of Incorporation in connection with the Green Mountain Transaction (the “Articles Amendments”). On March 26, 2009, we filed the Articles Amendments with the Washington Secretary of State.

The Articles Amendments amended our amended and restated articles of incorporation to:

(i) clarify that completion of the Green Mountain Transaction would not cause a liquidating distribution to our shareholders; and

(ii) enable the board to determine the amount of any future cash distribution to our shareholders without considering amounts that would be needed, if we were dissolved at the time of the distribution, to satisfy any liquidation rights that are superior to the rights of those shareholders receiving the distribution.

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

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At March 29, 2009, each eight shares of our outstanding Series A Convertible Preferred share could be converted at the option of the shareholder into approximately 1.13 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment; as well as Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of March 29, 2009. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of our common stock).

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

The Wholesale Segment is included in discounted operations and therefore not included in the table below.

The tables below present information by operating segment:

	Years Ended
	March 29, 2009	March 30, 2008	April 1, 2007
	(dollars in thousands)
Net sales
Retail division	$38,615	$42,897	$39,334
Specialty division(1)	430	(1,952)	1,647

Net sales	$39,045	$40,945	$40,981

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$2,055	$2,384	$1,817
Specialty division(1)	(714)	(3,718)	290
Corporate and other expenses(3)	(7,742)	(10,431)	(9,694)

Earnings before interest, taxes, depreciation and amortization	(6,401)	(11,765)	(7,587)
Depreciation and amortization	(1,705)	(2,186)	(2,636)
Income taxes	11,474	(2)	(17)
Minority Interest	214	—	—
Interest income, interest expense, and loan guarantee fees	(3,268)	(2,358)	(287)

Net income (loss)	$314	$(16,311)	$(10,527)

Depreciation and amortization
Retail division	$1,377	$1,880	$2,363
Specialty division	1	**	**
Corporate and other expenses	327	306	273

Total depreciation and amortization	$1,705	$2,186	$2,636

**	Not material—less than $1,000
(1)	Specialty division net sales and operating income for Fiscal 2008 include a $3,469,000 net reversal of deferred revenue previously recognized as a result of the repossession of a franchise under the UCC settlement described in Note 13
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $237,000 (Fiscal 2009) and for amounts required to close stores and terminate store leases totaling $282,000 (Fiscal 2009), $19,000 (Fiscal 2008), and $96,000 (Fiscal 2007).
(3)	Corporate and other expenses include a charge of approximately $72,000 for Fiscal 2007, for the settlement and associated costs related to a lawsuit (see Note 23).

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

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	March 29, 2009	March 30, 2008	April 1, 2007
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Income (loss) from continuing operations	$314	$(16,311)	$(10,527)
Income from discontinued operations	$22,541	$2,402	$773

Net income (loss) for basic earnings (loss) per share	$22,855	$(13,909)	$(9,754)

Weighted average shares used in computing basic earnings (loss) per share	3,265	2,917	2,283
Basic earnings (loss) per share from continuing operations	$0.10	$(5.59)	$(4.61)
Basic earnings (loss) per share from discontinued operations	$6.90	$0.82	$0.34
Basic earnings (loss) per share	$7.00	$(4.77)	$(4.27)
Computation of diluted earnings (loss) per share
Income (loss) from continuing operations	$314	$(16,311)	$(10,527)
Income from discontinued operations	$22,541	$2,402	$773

Net income (loss) for diluted earnings (loss) per share	$22,855	$(13,909)	$(9,754)

Weighted average shares used in computing diluted earnings (loss) per share	6,478	2,917	2,283
Diluted earnings (loss) per share from continuing operations	$0.05	$(5.59)	$(4.61)
Diluted earnings (loss) per share from discontinued operations	$3.48	$0.82	$0.34
Diluted earnings (loss) per share	$3.53	$(4.77)	$(4.27)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	3,265	2,917	2,283
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	1,808	—	—
Dilutive effect of Series B Convertible Preferred stock	448	—	—
Dilutive effect of convertible promissory note	—	—	—
Dilutive effect of stock options (treasury stock method)	75	—	—
Dilutive effect of warrants (treasury stock method)	882	—	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	—

Weighted average shares used in computing diluted earnings (loss) per share	6,478	2,917	2,283

24. Subsequent Events

Subsequent to the balance sheet date, On May 5, 2009, our Board of Directors declared a special cash distribution of:

•	$1.03 per share of Common Stock calculated on a post split basis;

•	$0.14560 per share of Series A Preferred Stock (calculated on an unconverted basis); and

•	$0.12875 per share of Series B Preferred Stock (calculated on an unconverted basis).

If the special cash distribution on our preferred stock shown above were calculated on an “as-converted to common stock” basis, all classes of our outstanding stock would receive $1.03 per share.

The special distribution totaled $5,988,000 and was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

25. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2009, Fiscal 2008 and Fiscal 2007 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2009
Net Sales from continuing operations	$10,882	$10,107	$9,099	$8,957	$39,045
Gross Profit from continue operations	5,638	5,174	4,643	5,057	20,512
Net Income (Loss) from continue operations	(2,620)	(2,224)	(2,312)	7,470	314
Net Income (Loss) from discontinued operations	1,052	1,423	1,712	18,354	22,541
Basic and Diluted Income (Loss) per Share
Net Income (Loss)per basic share	$(0.48)	$(0.24)	$(0.19)	$7.91	$7.00
Net Income (Loss)per diluted share	$(0.64)	$(0.24)	$(0.19)	$4.60	$3.53

Fiscal 2008
Net Sales from continuing operations	$11,094	$11,302	$11,479	$7,070	$40,945
Gross Profit from continue operations	5,703	5,791	6,200	2,017	19,711
Net Income (Loss) from continue operations	(2,762)	(4,031)	(3,502)	(6,016)	$(16,311)
Net Income (Loss) from discontinued operations	1,568	749	1,079	(944)	$2,402
Basic and Diluted Loss per Share
Net Loss per basic share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)
Net Loss per diluted share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our President and principal executive officer (“President”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 29, 2009. Based on their evaluation as of March 29, 2009, our President and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file complete regulatory filing requirements in a timely manner.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 29, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment we concluded that, as of March 29, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter ended March 29, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(1*) (2)	55	Chairman of the Board	1992
Carl W. Pennington, Sr.	71	President and Director	2008
Andrew M. Wynne	34	Chief Financial Officer
Ronald P. Gai	52	Vice President of Wholesale Sales
John J. Rader	59	Vice President and General Manager of Supply Chain
John M. Fluke(1)(2)(3)(4*)	66	Director	2005
Lawrence L. Hood(1)(2*)(4)	50	Director	1994
Gregory A. Hubert(1)(3*)	58	Director	2004

(1)	Member of the Executive Committee
(2)	Member of the Governance and Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Audit Committee
*	Designates committee chair

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Tully’s directors, executive officers and greater-than-10% stockholders file reports with the Securities and Exchange Commission reporting their initial beneficial ownership of Tully’s equity securities and any subsequent changes to their respective security holdings. They also must provide Tully’s with copies of these reports. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for the fiscal year ended March 29, 2009.

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

Financial Expert

In May 2005, the Board of Directors appointed Mr. Hood to serve on the Audit Committee, and determined that he met the qualifications (determined by the Securities and Exchange Commission) to serve as an audit committee financial expert.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed generally once per year, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, contractual requirements, performance and experience, as well as the Company’s financial condition. During Fiscal 2004 and Fiscal 2005, when our operations continued to be negatively impacted from earlier years, we generally did not raise the base salaries of our executive officers. During Fiscal 2006 we devoted our capital resources to an expansion plan. Because we did not realize the benefits of this plan during that year, we again chose generally not to increase our executive officers’ base salaries. No base salary adjustments were made for our executives in Fiscal 2007. In the fourth quarter of Fiscal 2007, the Compensation Committee reviewed these factors for each executive officer and, effective for Fiscal 2008, increased the base salaries of certain executive officers as necessary to competitively compensate and retain them. As of March 29, 2009, the Compensation Committee has no plans to change the base salaries of executive officers for Fiscal 2010.

Incentive and Discretionary Bonus Plans. The Senior Management Incentive Plan is designed to (i) attract and retain outstanding executive officers capable of leading the Company to fulfillment of its business objectives, and (ii) establish an appropriate link between executive compensation and achievement of the Company’s strategic and financial performance goals, including the enhancement of shareholder value. The Senior Management Incentive Plan is intended to provide rewards to participants who, because of the extent of their responsibilities, can make significant contributions to the success of the Company by their ability, loyalty and exceptional services.

Participants in the Senior Management Incentive Plan will be eligible to receive cash and equity incentive bonuses upon the achievement of objectives of the Company, as determined by the Compensation Committee. These objectives will vary depending on the individual participant, but generally relate to strategic factors such as retail sales growth and to financial factors such as improving the Company’s results of operations and EBITDA growth. The particular performance criteria will be pre-determined for the given year.

The Compensation Committee may award a discretionary bonus to executive officers to reward outstanding personal achievement during the year. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals; this review is conducted during the first quarter of the subsequent fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus. No discretionary bonuses were paid to our executive officers for Fiscal 2007 or Fiscal 2008.

On April 15, 2009 the Compensation Committee awarded to Carl Pennington and Andy Wynne $50,000 in recognition for outstanding achievement and contributions to attaining the Company’s strategic goals during the 13 week period ended March 30, 2008, and Fiscal 2009. Additionally the Compensation Committee awarded to Carl Pennington and Tom O’Keefe $50,000, and Andy Wynne, $30,000 for the successful closing of the sale of the Company’s wholesale division to GMCR. Lastly, the Compensation Committee awarded retention bonuses to both Carl Pennington and Andy Wynne in the amount of $50,000 to be paid on April 30, 2010, in the event both continue their employment with the Company.

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

Given the absence of a trading market for our common stock, our board of directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. Our board of directors has considered objective and subjective factors in determining the value of our common stock at each option grant date, including the following factors: (1) contemporaneous valuation analysis using the income and market approaches; (2) the fact that the option grants involved illiquid securities; (3) contemporaneous, arms-length sales of common stock by us; and (4) the likelihood of achieving a liquidity event, such as an underwritten public offering or sale of the Company, given prevailing market conditions. In addition to the factors identified above, our board engaged outside valuation advisors to assist in its estimate of the fair value of our common stock as of March 29, 2009.

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

External Advisors

The Compensation Committee has the authority to engage the services of outside advisors and purchase independent salary surveys to assist the Committee in fulfilling its duties. It did so in April 2009.

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

401(k) Plan

During the fiscal year ended April 2, 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s and no match was made for Fiscal 2009. Most plan administrative costs are paid by the 401(k) savings plan.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, the two individuals who served as our principal executive officer during portions of Fiscal 2009, the two individuals who served as our chief financial officer, our chairman, our three executive officers with total compensation greater than $100,000 in Fiscal 2009 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2009

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(8)	All Other Compensation ($)	Total ($)
Carl W. Pennington, Sr. President(1)	2009 2008	$290,000 60,417	$100,000 —	$91,128 18,776	$7,200 1,500	$488,328 80,693

Andrew M. Wynne Chief Financial Officer(2)	2009 2008	160,000 111,673	80,000 —	14,482 14,482	7,200 1,500	261,682 127,655

Tom T. O’Keefe Founder and Chairman of the Board(3)	2009 2008	200,000 129,071	50,000 —	— —	9,000 9,000	259,000 138,071

Ronald P. Gai Vice President of Wholesale Sales(4)	2009 2008	135,000 135,000	—	15,205 20,084	7,200 7,200	157,405 162,284

Mark E. DaCosta Vice President of Wholesale Operations and Logistics(5)	2009 2008	135,000 135,000	—	21,531 28,583	7,200 7,200	163,731 170,783

John K. Buller Chief Executive Officer and President(6)	2008	187,692	—	128,369	6,500	322,561

Kristopher S. Galvin Chief Financial Officer(7)	2008	171,730	—	40,289	6,000	218,019

(1)	Mr. Pennington was appointed President and principal executive officer on January 15, 2008. Mr. Pennington’s base salary for Fiscal 2009 is $290,000 paid to Pinnacle Management Inc. A car allowance of $7,200 appears in the All Other Compensation column.
(2)	Mr. Wynne was appointed Chief Financial Officer on January 28, 2008. Mr. Wynne’s base salary for Fiscal 2008 was increased in October 2009 to $185,000. A car allowance of $7,200 appears in the All Other Compensation column.
(3)	Mr. O’Keefe’s base salary as $200,000 as of January 1, 2008. A car allowance of $9,000 appears in the All Other Compensation column.
(4)	Mr. Gai’s base salary for Fiscal 2009 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(5)	Mr. DaCosta’s base salary for Fiscal 2009 is $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(6)	Mr. Buller served as our Chief Executive Officer from September 14, 2006 to February 8, 2008. Mr. Buller’s option expense excludes forfeitures of $148,176 due to his termination. A car allowance of $6,500 appears in the All Other Compensation column.
(7)	Mr. Galvin served as our Chief Financial Officer from February 25, 2002 to January 25, 2008. Mr. Galvin’s option expense excludes forfeitures of $44,127 due to his termination. A car allowance of $7,200 appears in the All Other Compensation column.
(8)	These amounts were calculated utilizing the provisions of SFAS No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 17 of the Notes to the Consolidated Financial Statements regarding the assumptions underlying valuation of equity awards.

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

Andrew M. Wynne. Mr. Wynne has served as Vice President and Chief Financial Officer since January 2008 at the base salary of $135,000, with a monthly car allowance of $600. In October, 2008, Mr. Wynne’s base salary was increased to $185,000. Mr. Wynne also is entitled to all benefits offered generally to our employees.

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

Tom T. O’Keefe. Mr. O’Keefe is our founder and has served as chairman of the board since 1992. Although Mr. O’Keefe does not serve in a full-time paid position with us, his duties as chairman require a substantially greater participation by Mr. O’Keefe than for other members of the board of directors. Mr. O’Keefe does not participate in the compensation plan for non-employee directors, but instead receives compensation as a salaried employee of the Company. On June 25, 2009, the Board approved a director compensation policy applicable for Fiscal 2010. The policy provides that non-employee directors will receive a quarterly cash payment of $5,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per meeting of the Audit, Compensation, Executive, and Governance and Nominating committees. In addition to his board compensation, Mr. O’Keefe receives a $5,000 quarterly cash payment for serving as our chairman. Mr. O’Keefe also receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to our employees. There is no written employment agreement or severance agreement between Mr. O’Keefe and us.

We do not have formal employment agreements with any of our other executive officers; however, certain elements of these executives’ compensation and other arrangements are set forth in employment letters provided to each of them. These employment letters are described below.

Ronald P. Gai. Tully’s promoted Mr. Gai to Vice President of Wholesale Division in April 2003 at the base salary of $90,000, with a monthly car allowance of $600. In March, 2009, Mr. Gai became Vice President of

Specialty Division. Mr. Gai’s base salary for Fiscal 2010 is $135,000. In the event of “change in control,” Mr. Gai will be entitled to his current base salary for an additional three months following the event.

Mark E. DaCosta. Tully’s engaged Mr. DaCosta as Vice President of Wholesale Operations in May 2005 at the base salary of $100,000, with a monthly car allowance of $600. Mr. DaCosta’s base salary for Fiscal 2009 was $135,000. In the event of “change in control,” Mr. DaCosta was entitled to his current base salary for an additional three months following the event. On March 27, 2009, in connection with the sale of the Wholesale division to GMCR, Mr. Dacosta received $33,750 in severance.

John J. Rader. Tully’s engaged Mr. Rader as Vice President and General Manager of Supply Chain in January 2008 at the base salary of $135,000, with a monthly car allowance of $600. On March 27, 2009, in connection with the sale of the Wholesale division to GMCR, Mr. Rader received $33,750 in severance and is anticipated to end employment with the Company at the Facility Change Date as identified in the GMCR Agreement.

Under our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event that there is a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 29, 2009, the contingent obligation for severance to these individuals for the change in control provision was as follows: Mr. Pennington $224,055; Mr. Wynne $138,750; and Mr. Gai $33,750.

Accordingly, in the event that a termination of the employment of the foregoing named executive officers had occurred as of March 27, 2009, the last business day of Fiscal 2009, we would not have been obligated to make any contractual severance payments to any of those officers, except that if we had terminated certain officers. Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 29, 2009, the contingent obligation for severance to these individuals was as follows: Mr. Pennington $72,500; Mr. Wynne $92,500; and Mr. Gai $33,750.

In the event that a change of control transaction described in our 1994 and our 2004 stock option plans had occurred as of March 29, 2009, holders of unvested options, including the Named Executive Officers, would have had the right to exercise the full number of shares covered by those options. The value of that right for the Named Executive Officers as of March 29, 2009 would have been as follows: Mr. Pennington $750,000 and Mr. Wynne $47,000.

Grants of Plan-Based Awards

The Compensation Committee recommended, and our board approved, awards under our 2004 stock option plan to one of our Named Executive Officers in Fiscal 2008. Our Compensation Committee has not established guidelines for the grant of plan-based awards for Fiscal 2010. There were no awards granted during Fiscal 2009.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding stock awards at fiscal year end. The following table summarizes the outstanding equity award holdings held by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price ($)(a)	Option Expiration Date
	Exercisable	Unexercisable
Carl K. Pennington, Sr. President	12,500	50,000	(b)	12.00	1/15/2018

Andrew M. Wynne Chief Financial Officer	2,083	4,167	(c)	11.28	2/22/2017

Tom T. O’Keefe Founder and Chairman of the Board	125 62 11,961 437 17,979 62 62 1,449 62 1,620 62 1,144 62 62 724 62 62 906 62 724 62 62 62 62 62	— — — — — — — — — — — — — — — — — — — — — — — — —	* * * * * * * * * * * * * * * * * * * * * * * * *	0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08 0.08	11/29/2009

4/3/2010

4/3/2010

4/2/2011

4/2/2011

4/4/2011

4/25/2011

4/27/2011

5/31/2011

6/1/2011

6/28/2011

6/29/2011
7/12/2011
7/26/2011
7/27/2011
8/2/2011
8/20/2011
8/31/2011

9/26/2011
9/28/2011
10/12/2011
10/18/2011
12/5/2011
1/24/2012
3/21/2012

Ronald Gai Vice President of Wholesale Sales	6,250 3,125 2,500 4,166	— — — 2,084	* * * (c)	0.08 2.48 12.00 11.28	2/20/2013 10/23/2013 5/16/2015 2/22/2017

Mark E. DaCosta Vice President of Wholesale Operations and Logistics	2,500 2,500 5,000	— — 2,500	* * (c)	12.00 12.00 11.28	8/15/2015 8/15/2015 2/22/2017

John J. Rader Vice President and General Manager of Supply Chain	—	—	*	—	—

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price ($)(a)	Option Expiration Date
	Exercisable	Unexercisable

John K. Buller Chief Executive Officer and President	91 1,250 25,500 480	— — — —	* * * *	2.40 12.00 12.00 12.00	10/11/2015 6/30/2016 9/1/2016 5/14/2017

Kristopher S. Galvin Chief Financial Officer and Executive Vice President	4,166 6,250 9,375 8,333 6,250 1,666	— — — — — —	* * * * * *	0.08 20.00 14.24 2.48 2.48 12.00	6/10/2012 6/10/2012 6/10/2012 5/12/2013 10/23/2013 5/16/2015

(a)	Amounts represent the exercise price of the stock option awards which is equal to the fair market value of our common stock on the grant date.
(b)	The underlying options vest ratably over a three year period beginning on the grant date of 1/15/08.
(c)	The underlying options vest ratably over a three year period beginning on the grant date of 2/22/07.
*	The underlying options related to this grant are fully vested.

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

On June 25, 2009, the Board approved a director compensation policy applicable for Fiscal 2010. The policy provides that non-employee directors will receive a quarterly cash payment of $5,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per meeting of the Audit, Compensation, Executive, and Governance and Nominating committees, paid after completion of the fiscal year. For Fiscal 2010, non-employee directors also will receive an annual grant of nonqualified options to purchase shares of common stock, with an exercise price equal to the fair market value of the stock at the date of grant and a term of ten years.

Compensation amounts are generally subject to prorating for directors whose terms commence or expire during the fiscal year. Further, after the completion of the fiscal year, the Governance and Nominating Committee will consult with the Board and management to assess whether any directors may have provided services to the Company that may not adequately be considered in the compensation determined by the formulae set forth above, and if so, additional cash compensation or stock options may be awarded if approved by the Board.

Our Chairman of the Board will receive a quarterly cash payment of $10,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per committee meeting.

Directors will be reimbursed for reasonable expenses incurred in attending Board and committee meetings

DIRECTOR COMPENSATION FOR FISCAL 2009 (paid in Fiscal 2010):

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
Marc W. Evanger (3)	$18,000	$2,221	$20,221
John M. Fluke	$23,000	$2,221	$25,221
Lawrence L. Hood	$23,500	$2,221	$25,721
Gregory A. Hubert	$21,000	$1,586	$22,586

(1)	The amounts in this column were calculated with respect to the 2009 fiscal year utilizing the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments,” excluding the effects of estimated forfeitures. See Note 18 of the Notes to the Consolidated Financial Statements regarding assumptions underlying valuation of equity awards. The full grant date fair value of the Fiscal 2009 awards to each director is as follows:

Name	Option Shares Granted(#)	Option Awards Value($)
Marc W. Evanger	1,750	$2,221
John M. Fluke	1,750	$2,221
Lawrence L. Hood	1,750	$2,221
Gregory A. Hubert	1,250	$1,586

(2)	The aggregate numbers of option awards outstanding for each director in the table set forth above as of May 31, 2009 were as follows:

Name	Aggregate Options Outstanding (#)
John M. Fluke	5,010
Lawrence L. Hood	8,000
Gregory A. Hubert	4,137

(3)	Mr. Evanger resigned as a director effective on October 18, 2008.

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

Gregory A. Hubert, Chair

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of shares of our common stock, Series A preferred stock and Series B preferred stock as of May 31, 2009 and shows the number of and percentage owned by:

•	each person who is known by us to own beneficially more than 5% of our common stock, Series A preferred stock and Series B preferred stock;

•	each member of our board of directors;

•	each of our named executive officers; and

•	all members of our board of directors and our executive officers as a group.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each shareholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned thereby, and such shareholder’s address is c/o TC Global, Inc., 3100 Airport Way S., Seattle, WA 98134.

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	524,662	(2)	14.5%	—	—	—	—
Estate of Keith McCaw	282,984	(3)	5.0%	2,000,000	15.6%	—	—
Lawrence L. Hood	21,406	(4)	*	10,000	*	40,000	*
Ronald P. Gai	16,011	(5)	*	—	—	—	—
Carl W. Pennington, Sr.	12,500	(6)	*	—	—	—	—
Mark E. DaCosta	10,000	(7)	*	—	—	—	—
Gregory A. Hubert	8,766	(8)	*	—	—	—	—
John M. Fluke.	8,691	(9)	*	15,000	*	—	—
Andrew M. Wynne	4,166	(10)	*	—	—	—	—
John J. Rader	—		—	—	—	—	—

Executive officers and directors as a group (9 persons)	606,202		17.0%	35,000	*	40,000	*

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise of options and warrants that are exercisable within 60 days of May 31, 2009, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. As of May 31, 2009, we had 3,557,704 shares of common stock, 12,790,874 shares of Series A preferred stock, and 3,584,349 shares of Series B preferred stock issued and outstanding.
(2)	Includes 424,816 shares of common stock owned by TTOK, LLC, a limited liability company owned by Mr. O’Keefe and his wife (Mr. O’Keefe contributed his personal shareholdings to TTOK, LLC, in October 2005). Also includes 72,678 owned by Mr. O’Keefe, 17,812 shares of common stock held by the O’Keefe Children’s Trust, and 9,356 shares of common stock held by the Tully’s Foundation.
(3)	Includes 125,068 shares of common stock issuable upon exercise of options and warrants and 32,500 shares of common stock issuable upon conversion of 2,000,000 shares of Series A preferred stock.
(4)	Includes 8,000 shares of common stock issuable upon exercise of options. Also includes 163 shares of common stock issuable upon the conversion of 10,000 Series A preferred stock.
(5)	Includes 9,761 shares of common stock issuable upon exercise of options.
(6)	Includes 12,500 shares of common stock issuable upon exercise of options.
(7)	Includes 10,000 shares of common stock issuable upon exercise of options.
(8)	Includes 4,137 shares of common stock issuable upon exercise of options.
(9)	Includes 5,010 shares of common stock issuable upon exercise of options and warrants and 244 shares of common stock issuable upon conversion of 15,000 shares of Series A preferred stock.
(10)	Includes 4,166 shares of common stock issuable upon exercise of options.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

The following is a summary of transactions since the beginning of Fiscal 2009 to which we have been a party, in which the amount involved exceeded, or will exceed, $120,000 and in which any related person had or will have a direct or indirect material interest, other than compensation arrangements (including employment and change-in-control arrangements) which are described under the section of this report captioned “Compensation Discussion and Analysis.” All of the transactions described below were entered into prior to the adoption of a formal written policy regarding related party transactions.

Our chairman guaranteed our obligations under the Benaroya credit facility, which was fully repaid on March 27, 2009, and another shareholder guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman was not compensated for his guaranty.

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2009, Tully’s paid approximately $594,000 to Northrim for interest on the amounts borrowed, All outstanding debt to Northrim was which was fully repaid on March 27, 2009. Also, Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 21) and received fees of approximately $6,300 for this service in Fiscal 2009, $6,700 for this service in Fiscal 2008 and $8,200 in Fiscal 2007.

Carl Pennington, Sr. was appointed as a board member, effective as of January 15, 2008 and as Tully’s President, effective as of January 15, 2008. Before joining Tully’s, Mr. Pennington founded Pinnacle Management, a management company, and PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington is a shareholder of Pinnacle Management, which manages Impact Sales, Inc., a grocery broker, and Pinnacle Coffee, a franchisee of six Tully’s franchised stores as of March 29, 2009. Mr. Pennington serves as a board member of Impact Sales, the grocery broker for Tully’s. Impact Sales received $816,000 in fiscal year 2009 from Tully’s as brokerage commission on grocery sales and $275,000 in fees relating to terminating their brokerage agreement as conditioned under the terms of the Green Mountain Transaction. He receives no compensation from Impact Sales. Mr. Pennington has no ownership interest in Pinnacle Coffee. Mr. Pennington’s base salary as Tully’s president is $290,000 per year.

On March 27, 2009, the Tully’s and the Limited Partner agreed that Tully’s negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, within twelve (12) months of the closing of the Asset Purchase Agreement between GMCR, and us. Tully’s has classified this obligation as a current liability and offset the Limited Partner’s minority interest equally.

Tully’s granted the Limited Partner a $1,000,000 loan to be paid through future distributions of the partnership. Further, $1,162,000 is receivable from AFCM in full satisfaction or the of the Company’s LP Loan paid to AFCM directly on March 27, 2009 and was subsequently paid by AFCM to the partnership after the balance sheet date on April 22, 2009.

The Board has determined that each of Messrs. Fluke, Hood and Hubert is an “independent director” as such term is defined under the Marketplace Rules of The NASDAQ Stock Market, Inc.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2009 and Fiscal 2008:

	Fiscal 2009	Fiscal 2008
Audit Fees(1)	$253,062	$412,500
Audit-Related Fees(2)	—	29,100
All Other Fees(3)	39,763	15,100

Total Fees	$292,825	$456,700

(1)	Audit services consisted of the examination of our consolidated financial statements, quarterly reviews of interim financial statements and consultation in connection with the evaluation of a possible business integration opportunity and the attempted initial public offering.
(2)	Audit-related fees relate primarily to consultation in connection with the UCC settlement and other various matters.
(3)	Tax services of Moss Adams were for state, federal, and international tax compliance and tax advice services.

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

Consolidated Balance Sheets as of March 29, 2009 and March 30, 2008;

Consolidated Statements of Operations for the years ended March 29, 2009, March 30, 2008, and April 1, 2007;

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 29, 2009, March 30, 2008, and April 1, 2007;

Consolidated Statements of Cash Flows for the years ended March 29, 2009, March 30, 2008, and April 1, 2007;

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on June 29, 2009.

TC GLOBAL, INC.

BY:	/S/ ANDREW M. WYNNE
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 29, 2009 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ CARL W. PENNINGTON, SR. Carl W. Pennington, Sr.	Director, President (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board and Director

/S/ JOHN M. FLUKE John M. Fluke	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ ANDREW M. WYNNE Andrew M. Wynne	Vice President and Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.4	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.5	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.6	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000, and incorporated herein by reference)

10.7(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.9	Tully’s Coffee Corporation Employment Summary dated June 21, 2002 for Kristopher S. Galvin (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.10	Letter of Employment for John D. Dresel (Filed with the Registrant’s Current Report on Form 8-K, dated September 30, 2004, as filed with the Commission on October 5, 2004, and incorporated herein by reference)

10.11(a)	Contract of Sale & Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006, and incorporated herein by reference)

10.11(b)	Amendment #1 to Northrim Funding Services Contract of Sale & Security Agreement, dated June 25, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.12(a)	Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services dated November 9, 2006 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006, as filed with the SEC on November 15, 2006, and incorporated herein by reference)

10.13(b)	Amendment #2 to Inventory Security Agreement between Tully’s Coffee Corporation and Northrim Funding Services, dated June 25, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.13(c)	Amendment # 3 to Northrim Funding Services Contract of Sale & Security Agreement, dated October 20, 2008 (Filed with the Registrant’s Current Report on Form 8-K dated October 18, 2008, as filed with the SEC on October 23, 2008, and incorporated herein by reference)

10.13(d)	Amendment # 4 to Northrim Funding Services Contract of Sale & Security Agreement, dated December 22, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 22, 2008, as filed with the SEC on December 24, 2008, and incorporated herein by reference)

10.14	Employment Agreement for John K. Buller dated September 1, 2006. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.15	Employment Summary, dated April 15, 2003, as amended September 16, 2005 for Ronald Gai (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.16	Offer Letter for Robert Martin, dated December 1, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.17	Offer Letter for Mark E. DaCosta, dated May 25, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.18	15% Senior Subordinated Secured Promissory Note in favor of Benaroya Capital Company, L.L.C. dated April 26, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.19	Amendment to Secured Promissory Note and Security Agreement, dated as of July 12, 2007, in favor of Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.20(a)	Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated April 25, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.20(b)	Amendment to Guaranty Agreement between Tom T. O’Keefe and Benaroya Capital Company, L.L.C., dated as of July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.20(c)	Form of Guaranty Agreement dated July 12, 2007 between Guarantor and Benaroya Capital (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

10.21	Form of Security Agreement in favor of Benaroya Capital Company, L.L.C., dated April 26, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.22	Agreement between Tully’s Coffee Corporation and Guarantor Re Benaroya Capital Financing, dated April 25, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.23	Agreement between Tully’s Coffee Corporation and Guarantor re Benaroya Capital Financing, dated July 12, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.24	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.25	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.26	Settlement Agreement between Tully’s Coffee Corporation and UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.27	Non-Recourse Guaranty by Tully’s Coffee Corporation to and for the benefit of UCC Ueshima Coffee Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.28	Security Agreement by Tully’s Coffee Corporation and Tully’s Coffee Asia Pacific, Inc. in favor of UCC Ueshima Co. Ltd. dated December 28, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.29	Amendment to License by Tully’s Coffee Corporation, Tully’s Coffee Asia Pacific, Inc., and UCC Ueshima Co. Ltd. dated January 14, 2008 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.30	Asset Purchase Agreement by and among Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation and Tully’s Bellaccino, LLC dated as of September 15, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated September 15, 2008, as filed with the SEC on September 16, 2008, and incorporated herein by reference)

10.30(a)*	Amendment #1 dated November 12, 2008 to Asset Purchase Agreement by and among Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation and Tully’s Bellaccino, LLC dated as of September 15, 2008

10.30(b)*	Amendment #2 dated February 6, 2009 to Asset Purchase Agreement by and among Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation and Tully’s Bellaccino, LLC dated as of September 15, 2008

10.31*	Supply Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009

10.32*	License Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009

10.33*	Non-Competition Agreement Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009

10.34*	Non-Competition Agreement between Tom T. O’Keefe and Green Mountain Coffee Roasters, Inc. dated March 27, 2009

10.35	Promissory Note made by Tully’s Coffee Asia Pacific, Inc. dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.36	Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.36(a)	Amendment No. 1 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated March 6, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 4, 2009, as filed with the SEC on March 11, 2009, and incorporated herein by reference)

10.36(b)	Amendment No. 2 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP (Filed with the Registrant’s Current Report on Form 8-K, dated March 17, 2009, as filed with the SEC on March 20, 2009, and incorporated herein by reference)

10.37	Partnership Resolution, Tully’s Coffee Asia Pacific Partners, LP, dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 27, 2009, as filed with the SEC on April 7, 2009, and incorporated herein by reference)

10.38	Voting Agreement and Irrevocable Proxy by and between Green Mountain Coffee Roasters, Inc., a Delaware corporation and Tom T. O’Keefe (Filed with the Registrant’s Current Report on Form 8-K, dated September 15, 2008, as filed with the SEC on September 16, 2008, and incorporated herein by reference)

14.1	Tully’s Coffee Corporation Code of Business Conduct (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004, and incorporated herein by reference)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith