Form 10-Q
period 2009-06-28
TC Global, Inc.
filed 2009-08-12
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,556,710
(Title of Each Class)	Number of Shares Outstanding at June 28, 2009

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2009

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)

Interim fiscal period
First Quarter Fiscal 2010	13 week period ended June 28, 2009
First Quarter Fiscal 2009	13 week period ended June 29, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to TC Global, Inc. and its consolidated subsidiaries and joint ventures controlled by the company as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbor created by those sections. These statements include descriptions of our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods. These forward-looking statements generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2009	March 29, 2009
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$6,281	$11,994
Escrow Receivable	3,500	3,500
Accounts receivable, net of allowance for doubtful accounts of $418 and $578 at June 28, 2009 and March 29, 2009, respectively	1,676	6,617
Inventories	1,188	1,112
Prepaid expenses and other current assets	472	538
Related party receivable	—	1,162

Total current assets	13,117	24,923
Property and equipment, net	2,525	2,783
Goodwill	332	332
Related party receivable, net of current portion	1,000	1,000
Other assets	224	216

Total assets	$17,198	$29,254

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,996	$4,973
Accrued liabilities	2,625	4,613
Credit line and current portion of long-term debt	108	266
Current portion of capital lease obligations	—	1
Deferred revenue	3,348	3,369
Current portion of deferred gain on sale of wholesale segment	169	169
Current portion of obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	12,246	17,391
Other liabilities	151	151
Deferred lease costs	370	416
Deferred revenue, net of current portion	382	386
Deferred gain on Sale of Wholesale Segment, net of current portion	2,316	2,358

Total liabilities	15,465	20,702

Minority interest in joint venture	1,754	1,786

Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at June 28, 2009 and March 29, 2009, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized at 2009 and 2008; 3,556,710 and 3,288,772 shares issued and outstanding at June 28, 2009 and March 29, 2009, respectively, stated value of $18.00 per share and a liquidation preference	19,621	19,594
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,584,349 and 3,584,349 issued and outstanding at June 28, 2009 and March 29, 2009, respectively, stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,009	29,955
Accumulated other comprehensive (loss)	(35)	(34)
Accumulated deficit	(80,047)	(79,180)

Total stockholders’ equity (deficit)	(21)	6,766

Total liabilities and stockholders’ equity	$17,198	$29,254

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$9,000	$10,830
Specialty sales of products	871	—

Total sales of products	9,871	10,830
Licenses, royalties, and fees	99	52
Recognition of deferred licensing revenue	10	—

Net sales	9,980	10,882

Cost of goods sold and operating expenses
Retail cost of goods sold	3,136	3,889
Retail occupancy expenses	1,115	1,355

Total retail cost of goods sold and related occupancy expenses	4,251	5,244
Specialty cost of goods sold	585	—

Cost of goods sold and related occupancy expenses	4,836	5,244
Store operating expenses	3,834	4,525
Other operating expenses	453	200
Marketing, general and administrative costs	1,418	1,936
Depreciation and amortization	334	612
Store closure and lease termination costs	1	181

Total cost of goods sold and operating expenses	10,876	12,698

Operating loss from continuing operations	(896)	(1,816)
Other income (expense)
Interest expense	(5)	(720)
Miscellaneous income (expense)	2	(5)
Loan guarantee fee expense	—	(77)

Total other income (expense)	(3)	(802)

Loss from continuing operations before income taxes and discontinued operations	(899)	(2,618)
Income taxes	—	(2)
Minority Interest	32

Loss from continuing operations before discontinued operations	$(867)	$(2,620)

Discontinued operations (Note 2)

Income from discontinued operations	$—	$1,052

Net loss	$(867)	$(1,568)

Continuing operations—basic and diluted
Continuing operations—basic	$(0.25)	$(0.80)
Continuing operations —diluted	$(0.25)	$(0.40)
Discontinued operations—basic and diluted
Discontinued operations—basic	$—	$0.32
Discontinued operations—diluted	$—	$0.16
Loss per share—basic and diluted
Loss per share—basic	$(0.25)	$(0.48)
Loss per share—diluted	$(0.25)	$(0.24)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,466	3,255
Loss per share—diluted	3,466	6,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(867)	$(1,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	612
Store closure and lease termination costs	1	181
Employee stock option compensation expense	44	63
Non-cash interest expense (accretion of debt discount)	—	289
Provision for doubtful accounts	52	73
Loan guarantee fee expense	—	77
Gain on sale of fixed asset	(8)	—
Recognition of deferred gain on Sale of Wholesale Segment	(42)	—
Minority Interest	(32)	—
Recognition of deferred license revenues	(1)	—
Changes in assets and liabilities
Accounts receivable	4,889	(39)
Inventories	(75)	423
Prepaid expenses and other assets	1,222	271
Accounts payable	(2,978)	(870)
Accrued liabilities	(1,988)	295
Deferred revenue	(23)	139
Deferred lease costs	(46)	(124)

Net cash provided by (used in) operating activities	482	(178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71)	(187)
Proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(71)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (payments) under Northrim credit facility	—	128
Payments on long-term debt and capital leases	(160)	(95)
Minority interest contribution in joint venture	—	3,000
Foreign currency translation adjustment	(1)	—
Shareholder distribution	(5,990)	—
Proceeds from exercise of warrants and stock options	27	—

Net cash provided by (used in) financing activities	(6,124)	3,033

Net increase (decrease) in cash and cash equivalents	(5,713)	2,669
Cash and cash equivalents at beginning of period	11,994	1,271

Cash and cash equivalents at end of period	$6,281	$3,940

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$5	$720
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$36	$36
Insurance premiums financed through note payable	$47	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 28, 2009 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Minority Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	(34)	$(79,180)	$6,766	$1,786
Exercise of common stock warrants					205,332	$32				$32
Exercise of stock options					51,726	$3				$3
Exercise of stock options utilizing net exercise					10,880	$(8)				$(8)
Stock option expense							44			44
Shareholder Distribution						$(5,990)				$(5,990)
Minority Interest											(32)
Comprehensive income									$(867)	$(867)
Foreign currency translation adjustment								(1)		(1)

Total comprehensive income										(868)

Balance, June 28, 2009	12,790,874	$28,473	3,584,349	$7,958	3,556,710	$19,621	$24,009	(35)	$(80,047)	$(21)	$1,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of TC Global, Inc. and its consolidated subsidiaries and joint ventures controlled by the Company. In these condensed consolidated financial statements, references to “we,” “us,” “Tully’s” or the “Company” refer to TC Global, Inc..

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended June 28, 2009 (“First Quarter Fiscal 2010”) and the thirteen week period ended June 29, 2008 (“First Quarter Fiscal 2009”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”).

Recent Developments

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”). GMCR paid a total purchase price of $40.3 million , of which $3.5 million was placed in escrow for one year to satisfy our post-closing indemnification obligations to GMCR. The purchase price is subject to an inventory adjustment to be calculated by July 25, 2009, no such adjustment occurred We refer to the asset sale to, and related transactions with, GMCR as the “Green Mountain Transaction.”

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement. Prior year financial statements for the year ended March 29, 2009 (“Fiscal 2009”) have been retroactively adjusted in conformity with generally accepted accounting principles to present the operations of our Wholesale Division as a discontinued operation.

In connection with the Green Mountain Transaction, and as previously disclosed, we changed our corporate name to “TC Global, Inc.”

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP No APB 14-1 had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and was effective for us in the second quarter of fiscal 2009. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations. In accordance with SFAS 165, we have evaluated subsequent events through August 12, 2009, which is the date our financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for us December 28, 2009 or the third quarter of fiscal 2010. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of fiscal 2009. We do not expect the adoption of SFAS 168 to have a material effect on our consolidated financial position or results of operations.

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

Tully’s granted Asia Food Culture Management Pte. Ltd. (“Limited Partner”) a $1,000,000 loan to be paid through future distributions of the partnership. Further, $1,162,000 as of March 29, 2009 was receivable from Limited Partner in full satisfaction of the Company’s promissory note owed by Tully’s to the Asian Joint venture and on March 27, 2009 paid to Limited Partner directly and subsequently paid by Limited Partner to the partnership on April 22, 2009 (See Note 4).

2. Discontinued Operations—Sale of Wholesale Segment

As a result of the Green Mountain Transaction, as described in Note 1,, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in SFAS 144. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

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

Utilizing a valuation method that included the income approach and relief from royalty rate method , the company has valued the use of the trademarks in the License Agreement at $2,523,000 and began amortizing the deferred gain of the perpetual license over a 15 year period in First Quarter Fiscal 2010. Since there are no direct revenue streams related to the Supply Agreement and the Agreement is at market rates, we determined that a market participant would pay no more than the costs required to replace or recreate the Supply Agreement. Therefore, the Company valued the Supply Agreement at $4,400 and began amortizing the deferred gain over a 5 year period in First Quarter Fiscal 2010.

Operation of Roasting Facility – Non-Monetary Exchange of Services

We currently operate the Tully’s roasting and distribution facility on behalf of GMCR. GMCR is expected to transition into a new roasting and distribution facility by September 27, 2009. During this transition GMCR reimburses Tully’s for all documented expenses fairly allocable to the performance of the roasting facility. Additionally, during this transition Tully’s receives product at cost and is not responsible for additional cost plus provisions as outlined in GMCR’s supply arrangement with Tully’s.

Discontinued Operations

The operating results of discontinued operations for the wholesale segment included in the accompanying condensed consolidated statements of operations are as follows:

June 29, 2008
(dollars in thousands)
Net Sales	$7,964
Operating Income from Discontinued Operations	1,052
Income taxes	—

Income from discontinued operations	$1,052

Direct and indirect costs associated with the Green Mountain Transaction, may be incurred in Fiscal 2010 and will be recorded during the period incurred as expenses.

3. Liquidity

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

As of June 28, 2009 we had cash and cash equivalents of $6,281,000, and a working capital of $870,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Specialty division.

Cash requirements for Fiscal 2010, other than operating expenses and the commitments described in the condensed consolidated financial statements and notes and in this Form 10-Q, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Specialty division business. We expect our investment in property and equipment during the remainder of Fiscal 2010 will be between $500,000 and $750,000.

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

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $6,281,000 at June 28, 2009, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 in order to meet obligations to purchase an additional 25% ownership share in our Asian Joint venture for $4,000,000 on or before March 27, 2010. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

4. Credit lines and long term debt

Benaroya Credit Facility

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued the promissory note (“the Benaroya Note”) to evidence that indebtedness. In connection with the loan, we granted warrants to purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Interest accrued on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the July amendment of the Benaroya credit facility and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. The Benaroya Capital warrants became exercisable on April 26, 2008.

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

The Benaroya Note was due on August 31, 2008. The Company and Benaroya Capital entered into the Forbearance Agreement on September 11, 2008.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, outstanding indebtedness under the Benaroya credit facility of $9,566,000 was repaid in full satisfaction of the credit facility and accrued interest. Concurrently with the repayment of the Benaroya credit facility, the guaranty agreements between Tully’s and the Guarantors were terminated and Benaroya Capital and the Guarantors released their conditional security interest in Tully’s assets.

Northrim Credit Facility

On June 22, 2005, Tully’s entered into a credit facility with Northrim Funding (the “Northrim Facility”). Under this credit facility, Tully’s was allowed to borrow up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility accrued interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% during the contract term and were secured by our inventories and through the assignment (with recourse) of our accounts receivable.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, outstanding indebtedness under the Northrim Facility of $5,777,000 was repaid in full satisfaction of the credit facility and accrued interest . Concurrently with the repayment of the Northrim Facility, Northrim Funding released their conditional security interest in Tully’s assets.

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

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, the promissory note with UCC was repaid in full. Concurrently with the repayment of the promissory note, UCC released its conditional security interest in Tully’s assets.

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pte. Ltd. (“Limited Partner”), TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. (the “Partnership”). The GP Loan accrued interest at an annualized rate of 15%.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan. In connection, Tully’s has granted the Limited Partner a preferential right to receive from the partnership, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of partnership profits available for distribution, and that, after receipt by the Limited Partner of the full preference amount all subsequent cash distributions of partnership profits shall be shared equally between the General Partner and the Limited partner. Any subsequent cash distributions to the Limited Partner would first be applied to retire the LP Loan.

Other obligations under credit lines and long-term debt consist of the following:

	June 28, 2009	March 29, 2009
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 5.90%, through September 2009 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	100	257
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	8	10

	108	267
Less: Current portion	(108)	(267)

Long-term debt, net of current portion	$—	$—

5. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases.

In connection with certain leases, lessors have granted tenant improvement allowances to us. These amounts, included in liabilities under the caption “deferred lease costs,” are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the “stepped rent” excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of our leases.

Minimum future rental payments under noncancellable operating leases as of June 28, 2009 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$2,678
2011	2,315
2012	1,405
2013	1,034
2014	480
Thereafter	665

Total	$8,577

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$163
2011	55
2012	43

Total	$261

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

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle a lawsuit. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008. In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP to UCC. The promissory note was paid in full on March 27, 2009 as a result of the Green Mountain Transaction.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $369,000 as of June 28, 2009 to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

Tully’s Coffee Asia Pacific – Limited Partnership Interest

On March 27, 2009, our wholly-owned subsidiary TCAP negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest in our Asian joint venture, Tully’s Coffee Asian Pacific Partners, LP (“TCAPLP”), equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, by March 27, 2010.

6. Stock options

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of June 28, 2009 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	614,661	614,661	$2.64
Issued to guarantors of debt	93,191	93,191	$0.40
Other	8,719	8,719	$0.08-$2.64

Totals	716,571	716,571

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
Weighted average risk free interest rate	0.53%	1.91%
Expected dividend yield	0%	0%
Expected lives	3 years	3 years
Weighted average expected volatility	191%	80%
Weighted average fair value at date of grant	$1.27	$5.93

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2010 we estimated our pre-vesting option forfeiture rate at 22%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $44,000 and $63,000 for the First Quarter Fiscal 2010 and First Quarter Fiscal 2009, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of June 28, 2009, we had approximately $395,000 of total unrecognized compensation cost related to the 64,482 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of June 28, 2009 options for 351,627 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 287,145 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 29, 2009	548,975	5.29	8.55	3,159,341
Granted	6,500	11.28
Exercised(1)	(189,668)	.08
Forfeited	(14,180)	11.18
Outstanding at June 28, 2009	351,627	7.97

Exercisable or convertible at the end of the period	287,145	7.10	8.19	142,843

(1)	Includes 121,275 shares issued under the Founder’s plan. Includes 56,856 shares of common stock issued by us upon exercise of options under the Company’s stock incentive plans and 121,275 shares of common stock transferred from TTOK, LLC upon exercise of options under the Founder’s Plan.

The aggregate intrinsic value of options outstanding at June 29, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 91,566 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

The total intrinsic value of options exercised during the First Quarter Fiscal 2010 and First Quarter Fiscal 2009 was $296,000 and $2,000, respectively.

7. Stockholders’ Equity

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

Shareholder Distribution

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

The special distribution totaled $5,990,000 and was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. We have recorded the shareholder distribution as a reduction to APIC.

8. Segment Reporting

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) excludes the effects of financing costs, income taxes, and non-cash depreciation and amortization. EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance of our operating segments and we believe it to be a helpful measure for those evaluating companies in the retail industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

The Wholesale Segment is included in discounted operations and therefore not included in the table below.

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$9,000	$10,830
Specialty division	980	52

	$9,980	$10,882

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$914	$879
Specialty division	(58)	(148)
Corporate and other expenses	(1,418)	(1,940)

Loss before interest, taxes, depreciation and amortization of continuing operations	(562)	(1,209)
Depreciation and amortization	(334)	(612)
Interest income, interest expense, and loan guarantee fees	(3)	(797)
Income taxes	—	(2)
Minority Interest	32	—

Loss from continuing operations	(867)	(2,620)
Income from discontinued operations, net of tax	—	1,052

Net loss	$(867)	$(1,568)

Depreciation and amortization
Retail division	$282	$412
Wholesale division	—	47
Specialty division	**	**
Corporate and other expenses	52	153

Total depreciation and amortization	$334	$612

**	Not material—less than $1,000

9. Loss Per Common Share

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

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(867)	$(2,620)
Income from discontinued operations	—	1,052

Net loss for basic loss per share	$(867)	$(1,568)

Weighted average shares used in computing basic loss per share	3,466	3,255
Basic loss per share from continuing operations	$(0.25)	$(0.80)
Basic income per share from discontinued operations	—	0.32

Basic loss per share	$(0.25)	$(0.48)

Computation of diluted loss per share
Loss from continuing operations	$(867)	$(2,620)
Income from discontinued operations	—	1,052

Net loss for diluted loss per share	$(867)	$(1,568)
Weighted average shares used in computing diluted loss per share	3,466	6,463
Diluted loss per share from continuing operations	$(0.25)	$(0.40)
Diluted income per share from discontinued operations	—	0.16

Diluted loss per share	$(0.25)	$(0.24)

Weighted average common shares outstanding, used in computing basic loss per share	3,466	3,255
Total common share equivalent instruments for computing diluted loss per share	—	—

Weighted average shares used in computing diluted loss per share	3,466	3,255

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended June 28, 2009 (“First Quarter Fiscal 2010”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section, and others described in the “Risk Factors” section of our Fiscal 2009 Form 10-K.

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

For most of our operating history, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through the issuance of debt and equity securities, borrowings, asset sales, and cash provided under our international licensing relationships.

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million for the assets it acquired. The purchase price was subject to an inventory adjustment to be calculated within 120 days of March 27, 2009 (the “Green Mountain Transaction”), or July 25, 2009, no such adjustment occurred.

Therefore, the Company classified the results of operations for the wholesale business in discontinued operations, in accordance with the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) 9. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. We also secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, utilizing an exclusive coffee supply arrangement. Our current shareholders and executive management team continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

In connection with the Green Mountain Transaction, and as previously disclosed, we changed our corporate name to “TC Global, Inc.”

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

Between 1992 and 2001, we expanded to 114 company-operated stores. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2009, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth which included the sale of our wholesale business and tradenames for $40.3 million.

Trends in Our Business

Retail Division.

As of June 28, 2009, Tully’s has seventy-nine company-operated retail stores and ninety-one franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Further, we continue to review of our retail locations and leasing arrangements. During Fiscal 2009 we closed thirteen locations. Some of these store closures were a result of natural closures on lease arrangements, store refranchising, and lease terminations.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. As of June 28, 2009 there were ninety-one U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees our Asian joint venture which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia, foreign licensing, wholesale distribution and other business activities. As of June 28, 2009 we had franchised three stores in Singapore.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$8,353
Fiscal 2009	10,830	10,107	9,049	9,059
Fiscal 2010	9,871

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the First Quarter 2010 we experienced stagnant pricing associated with costs for dairy, paper and baked goods, as well as minimal increases in energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We continue to undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales.

In connection with the Green Mountain Transaction we entered into a five year supply agreement, whereby costs are pre-determined on a cost-plus basis. We determined that the Supply Agreement is at market rates, and thus we expect expense trends to follow market Arabic coffee rates. Further, We currently operate the Tully’s roasting and distribution facility on behalf of GMCR. GMCR is expected to transition into a new roasting and distribution facility by September 27, 2009. During this transition GMCR reimburses Tully’s for all documented expenses fairly allocable to the performance of the roasting facility. Additionally, during this transition Tully’s receives product at cost and is not responsible for additional cost plus provisions as outlined in GMCR’s supply arrangement with Tully’s.

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

Our general and administrative costs are less discretionary than our marketing costs. We have determined that we can scale back our development and support spending and maintain a steady level of support to our operations and scale back expenses for our administrative staff in connection with the Green Mountain Transaction. During Fiscal 2010, we continued to reduce our administrative staff by several positions and implemented other cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	80	93
New stores	—	—
Closed stores	(1)	(2)

End of the period	79	91

Franchisee-operated stores
Stores at beginning of the period	87	58
New stores	4	9
Closed stores	—	(2)

End of the period	91	65

Total company-operated and franchised stores by location
Arizona	18	13
California	24	25
Oregon	5	4
Washington	96	96
Montana	5	4
Idaho	11	11
Utah	1	2
Wyoming	2	1
Colorado	8	—

End of the period	170	156

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
International franchise and licensees	3	—

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%

Results of Operations

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
Net Sales
Retail store sales	$9,000	$10,830
Specialty—International product sales	871	—

Total sales of products	9,871	10,830
Specialty—U.S. franchising licenses, royalties and fees	99	52
Specialty—Recognition of deferred revenue	10	—

Total net sales	$9,980	$10,882
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,136	$3,889
Retail occupancy expenses	1,115	1,355
Specialty	585	—

Total	$4,836	$5,244
Operating Expenses
Store operating expenses	$3,834	$4,525
Other operating expenses:
Specialty—U.S. franchising expenses	281	122
Specialty—International division expenses (income)	172	78

Total other operating expenses	$453	$200

Marketing, general and administrative expenses	$1,418	$1,936

For additional information about our operating divisions, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	90.2%	99.5%
Specialty—International product sales	8.7%	0.0%

Total sales of products	98.9%	99.5%
Specialty—Licenses, royalties and fees	1.0%	0.5%
Specialty—Recognition of deferred revenue	0.1%	0.0%

Total net sales	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	34.8%	35.9%
Retail occupancy expenses	12.4%	12.5%
Store operating expenses	42.6%	41.8%
Marketing, general and administrative expenses as percent of Total Net Sales	14.2%	17.8%

First Quarter Fiscal 2009 Compared To First Quarter Fiscal 2008

Net Sales

Total net sales decreased $902,000 or 8.3% to $9,980,000 for the First Quarter Fiscal 2010, as compared to $10,882,000 for the First Quarter Fiscal 2009. Sales of products decreased $959,000 or 8.9% to $9,871,000 for the First Quarter Fiscal 2010, as compared to $10,830,000 for the First Quarter Fiscal 2009. Licenses, royalties and fees increased $47,000 or 90.4% to $99,000 as compared to $52,000 for the First Quarter Fiscal 2009.

The divisional increase in net sales was comprised as follows:

Total company First Quarter Fiscal 2010 compared to First Quarter Fiscal 2009 (dollars in thousands)	Increase in Net Sales
Retail	$(1,830)
Specialty	928

Total company	$(902)

For the First Quarter Fiscal 2010 comparable retail store sales fell 8.4%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales decrease First Quarter Fiscal 2010 compared to First Quarter Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(818)
Sales increase from new stores	—
Sales decrease from stores closed during Fiscal 2008 and Fiscal 2009	(1,012)

Total retail division	$(1,830)

Specialty net sales increased $928,000 to $980,000 for the First Quarter Fiscal 2010 from $52,000 for the First Quarter Fiscal 2009. The increase reflects the company’s significant ramp in business on products sales throughout the franchise units and international expansion. Further, in prior periods the company allocated product sales to licensed and franchise stores in the Wholesale Segment. The company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $408,000, or 7.8%, to $4,836,000 for the First Quarter Fiscal 2010 as compared to First Quarter Fiscal 2009. Cost of goods sold and related occupancy costs remained consistent at 47.2% of total sales for the First Quarter Fiscal 2010, compared to 48.2% in the corresponding period last year. Retail occupancy cost of goods sold also remained steady at 12.5% in the First Quarter Fiscal 2009 as compared to 12.4% in the First Quarter Fiscal 2010.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 42.6% for First Quarter Fiscal 2010 compared to 41.8% for First Quarter Fiscal 2009.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $253,000 or 126.5% to $453,000 during First Quarter Fiscal 2010 from $200,000 in First Quarter Fiscal 2009. The increase reflects the higher level of franchised sales in the current period.

Marketing, general and administrative costs decreased $518,000 or 26.8%, to $1,418,000 during the First Quarter Fiscal 2010 from $1,936,000 in the First Quarter Fiscal 2009. This decrease was primarily due to a $206,000 decrease in overhead labor costs and a $467,000 reduction in expenses associated to reduced legal, consulting, and marketing fees in First Quarter Fiscal 2010.

Depreciation and amortization expense decreased $278,000, or 45.4%, to $334,000 for the First Quarter Fiscal 2010 from $612,000 for the First Quarter Fiscal 2009, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Interest expense decreased $715,000 to $5,000 for the First Quarter Fiscal 2010 as compared to $720,000 for the First Quarter Fiscal 2009, primarily as the result of interest expense associated with the Benaroya Note and Northrim Credit Facility in the prior year (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Income Taxes

Income taxes decreased $2,000 to $0 for the First Quarter Fiscal 2010, reflecting a franchise state tax paid in the First Quarter Fiscal 2009.

Net Loss

As a result of the factors described above, we had a loss of $867,000 for the First Quarter Fiscal 2010 as compared to the net loss of $1,568,000 for the First Quarter Fiscal 2009, an improvement of $701,000 or 44.7%.

Discontinued Operations

Net sales of the wholesale business, which was included in discontinued operations, was $7,964,000 for the First Quarter Fiscal 2009. Income from discontinued operations was to $1,052,000 for the First Quarter Fiscal 2009. The company had no discontinued operations for the First Quarter Fiscal 2009

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Thirteen Week Periods Ended
	June 28, 2009	June 29, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(867)	$(1,568)
Deferred Gain on Green Mountain Transaction	(42)	—
Adjustments for depreciation and other non-cash operating statement amounts	390	1,295

Net loss adjusted for non-cash operating statement amounts	(519)	(273)
Cash provided by (used) for other changes in assets and liabilities	1,001	95

Net cash provide by (used) in operating activities	482	(178)
Purchases of property and equipment	(71)	(187)
Other investing activities	—	1
Minority interest contribution in joint venture	—	3,000
Net borrowings (repayments) of Northrim Credit Facility and capital leases	(160)	33
Foreign currency translation adjustment	(1)	—
Shareholder distribution	(5,990)	—
Proceeds from warrant and stock option exercise	27	—

Net increase (decrease) in cash and cash equivalents	$(5,713)	$2,669

Overall, our operating activities, investing activities, and financing activities used $5,713,000 of cash during First Quarter Fiscal 2010 as compared to $2,669,000 of cash provided during First Quarter Fiscal 2009 primarily due to the shareholder distribution on May 20, 2009.

Cash provided by operating activities for First Quarter Fiscal 2010 was $482,000, a change of $660,000 compared to First Quarter Fiscal 2009 when operating activities used cash of $178,000. This related primarily to collections of Accounts Receivable of $4,889,000 due to final collection of certain trade receivables related to the discontinued wholesale operations, offset by a cash usage in accounts payable of $2,978,000 as the company made final payments to wholesale vendors as required under the GMCR Agreement.

Investing activities used cash of $71,000 in First Quarter Fiscal 2010, as capital expenses decreased with no opening of company owned stores in the period.

Financing activities used cash of $6,124,000 in First Quarter Fiscal 2010, which included the special distribution of $5,990,000 paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

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

As of June 28, 2009 we had cash and cash equivalents of $6,281,000, and a working capital of $870,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in the Specialty division.

Cash requirements for Fiscal 2010, other than operating expenses and the commitments described in the condensed consolidated financial statements and notes and in this Form 10-Q, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment and accounts receivable related to new Specialty division business. We expect our investment in property and equipment during the remainder of Fiscal 2010 will be between $500,000 and $750,000.

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

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $6,281,000 at June 28, 2009, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 in order to meet obligations to purchase an additional 25% ownership share in our Asian Joint venture for $4,000,000 on or before March 27, 2010. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our principal executive officer (“CEO”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 28, 2009. Based on their evaluation as of June 28, 2009, our CEO and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file a complete regulatory filing requirements in a timely manner.

There has been no change in our internal control over financial reporting during the three months ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various other legal proceedings arising in the ordinary course of our business, including, in December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $369,000 as of June 28, 2009 to defend this litigation.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during First Quarter Fiscal 2010.

Stock Issued upon Exercise of Warrants— In First Quarter Fiscal 2010, we issued 205,332 shares of common stock to 10 warrant holders for aggregate consideration of $31,909. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 12, 2009.

TC Global, Inc.

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer