Form 10-Q
period 2009-09-27
TC Global, Inc.
filed 2009-11-12
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,556,710
(Title of Each Class)	Number of Shares Outstanding at September 27, 2009

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2009

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)

Interim fiscal period
Second Quarter Fiscal 2010	13 week period ended September 27, 2009
Second Quarter Fiscal 2009	13 week period ended September 28, 2008
Six Months Fiscal 2010	26 week period ended September 27, 2009
Six Months Fiscal 2009	26 week period ended September 28, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2009	March 29, 2009
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$5,708	$11,994
Escrow Receivable	3,500	3,500
Accounts receivable, net of allowance for doubtful accounts of $338 and $578 at September 27, 2009 and March 29, 2009, respectively	1,585	6,617
Inventories	1,016	1,112
Prepaid expenses and other current assets	309	538
Related party receivable	—	1,162

Total current assets	12,118	24,923
Property and equipment, net	2,476	2,783
Goodwill	253	332
Related party receivable, net of current portion	1,000	1,000
Other assets	218	216

Total assets	$16,065	$29,254

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,023	$4,973
Accrued liabilities	2,733	4,613
Credit line and current portion of long-term debt	5	266
Current portion of capital lease obligations	—	1
Deferred revenue	3,507	3,369
Current portion of deferred gain on sale of wholesale segment	169	169
Current portion of obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	12,437	17,391
Other liabilities	151	151
Deferred lease costs	323	416
Deferred revenue, net of current portion	377	386
Deferred gain on Sale of Wholesale Segment, net of current portion	2,274	2,358

Total liabilities	15,562	20,702

Noncontrolling interest in joint venture	1,710	1,786

Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at September 27, 2009 and March 29, 2009, respectively ; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized at 2009 and 2008; 3,556,710 and 3,288,772 shares issued and outstanding at September 27, 2009 and March 29, 2009, respectively, stated value of $18.00 per share and a liquidation preference	19,621	19,594
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,584,349 and 3,584,349 issued and outstanding at September 27, 2009 and March 29, 2009, respectively, stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,045	29,955
Accumulated other comprehensive (loss)	(32)	(34)
Accumulated deficit	(81,272)	(79,180)

Total stockholders’ equity (deficit)	(1,207)	6,766

Total liabilities and stockholders’ equity	$16,065	$29,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,750	$10,046	$17,750	$20,876
Specialty sales of products	904	—	1,775	—

Total sales of products	9,654	10,046	19,525	20,876
Licenses, royalties, and fees	118	61	217	113
Recognition of deferred licensing revenue	10	—	20	—

Net sales	9,782	10,107	19,762	20,989

Cost of goods sold and operating expenses
Retail cost of goods sold	3,056	3,691	6,192	7,580
Retail occupancy expenses	1,104	1,242	2,219	2,597

Total retail cost of goods sold and related occupancy expenses	4,160	4,933	8,411	10,177
Specialty cost of goods sold	618	—	1,203	—

Cost of goods sold and related occupancy expenses	4,778	4,933	9,614	10,177
Store operating expenses	3,730	4,363	7,673	8,888
Other operating expenses	479	341	932	541
Marketing, general and administrative costs	1,595	1,653	2,905	3,589
Depreciation and amortization	317	305	651	917
Impairment of long lived assets	78	—	78	—
Store closure and lease termination costs	—	37	—	218

Total cost of goods sold and operating expenses	10,977	11,632	21,853	24,330

Operating loss from continuing operations	(1,195)	(1,525)	(2,091)	(3,341)
Other income (expense)
Interest expense	(1)	(678)	(6)	(1,398)
Loan guarantee fee	—	(54)	—	(131)
Loss of foreign exchange	—	(11)	—	(11)
Miscellaneous income (expense)	(80)	44	(71)	39

Total other income (expense)	(81)	(699)	(77)	(1,501)

Loss from continuing operations before income taxes	(1,276)	(2,224)	(2,168)	(4,842)
Income tax expense	—	—	—	(2)
Noncontrolling interest in joint venture	45	—	76	—

Loss from continuing operations	$(1,231)	$(2,224)	$(2,092)	$(4,844)

Discontinued operations (Note 2)
Income from discontinued operations	$—	$1,423	$—	$2,475

Income from discontinued operations	$—	$1,423	$—	$2,475

Net loss	$(1,231)	$(801)	$(2,092)	$(2,369)

Continuing operations—basic and diluted
Continuing operations—basic	$(0.35)	$(0.68)	$(0.60)	$(1.49)
Continuing operations—diluted	$(0.35)	$(0.34)	$(0.60)	$(0.75)
Discontinued operations—basic and diluted
Discontinued operations—basic	$—	$0.44	$—	$0.76
Discontinued operations—diluted	$—	$0.22	$—	$0.38
Loss per share—basic and diluted
Loss per share—basic	$(0.35)	$(0.25)	$(0.60)	$(0.73)
Loss per share—diluted	$(0.35)	$(0.12)	$(0.60)	$(0.37)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,557	3,255	3,512	3,255
Loss per share—diluted	3,557	6,449	3,512	6,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Week Periods Ended
	September 27, 2009	September 28, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,092)	$(2,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651	917
Impairment of long lived assets	78	—
Loan guarantee fee	—	131
Store closure and lease termination costs	—	218
Employee stock option compensation expense	80	125
Non-cash interest expense (accretion of debt discount)	—	503
Provision for doubtful accounts	(133)	150
Gain on sale of property and equipment	(15)	(34)
Recognition of deferred gain on Sale of Wholesale Segment	(84)	—
Noncontrolling interest in joint venture	(76)	—
Recognition of deferred license revenues	(4)	—
Changes in assets and liabilities
Accounts receivable	5,166	(606)
Inventories	97	860
Prepaid expenses and other assets	1,391	136
Accounts payable	(2,950)	(854)
Accrued liabilities	(1,882)	242
Deferred revenue	133	634
Deferred lease costs	(93)	(298)

Net cash provided by (used in) operating activities	267	(245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(348)	(393)
Additions to intangible assets	—	15
Proceeds from sale of property and equipment	18	227

Net cash used in investing activities	(330)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under Northrim credit facility	—	(191)
Payments on long-term debt and capital leases	(262)	(111)
Minority interest contribution in joint venture	—	3,000
Proceeds from exercise of warrants and stock options	27	—
Shareholder distribution	(5,990)	—

Net cash provided by (used in) financing activities	(6,225)	2,698

Net increase (decrease) in cash and cash equivalents	(6,288)	2,302
Foreign currency translation adjustment	2	—
Cash and cash equivalents at beginning of period	11,994	1,271

Cash and cash equivalents at end of period	$5,708	$3,573

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$6	$1,398
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$—	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWENTY-SIX WEEK PERIOD ENDED SEPTEMBER 27, 2009 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Minority Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	(34)	$(79,180)	$6,766	$1,786
Exercise of common stock warrants					205,332	$32				$32
Exercise of stock options					51,726	$3				$3
Exercise of stock options utilizing net exercise					10,880	$(8)				$(8)
Stock option expense							80			80
Shareholder Distribution							$(5,990)			$(5,990)
Noncontrolling interest in joint venture											(76)
Net loss								—	$(2,092)	$(2,092)
Comprehensive loss
Foreign currency translation adjustment								(2)		(2)

Total comprehensive loss										(2,094)

Balance, September 27, 2009	12,790,874	$28,473	3,584,349	$7,958	3,556,710	$19,621	$24,045	(32)	$(81,272)	$(1,207)	$1,710

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended September 28, 2008 (“Second Quarter Fiscal 2009”), the twenty-six week period ended September 28, 2008 (“Six Months Fiscal 2009”), the thirteen week period ended September 27, 2009 (“Second Quarter Fiscal 2010”), and the twenty-six week period ended September 27, 2009 (“Six Months Fiscal 2010”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”). Further, in connection with preparation of the condensed financial statements and in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 12, 2009.

Recent Accounting Pronouncements

On September 29, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In December 2006, the FASB issued FASB ASC 820 – Fair Value Measurements and Disclosures. The guidance defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 – Fair Value Measurements and Disclosures is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FASB ASC 820 – Fair Value Measurements and Disclosures does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of the guidance are effective for our fiscal year beginning March 31, 2008. The adoption had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures. See also discussion of the interpretation of this pronouncement below.

In December 2007, the FASB issued FASB ASC 805 – Business Combinations. The guidance retains the fundamental requirements in FASB ASC 805 – Business Combinations that the acquisition method of accounting (which FASB ASC 805 – Business Combinations called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FASB ASC 805 – Business Combinations also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 – Business Combinations applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. We have not yet determined the impact, if any, will have on our consolidated financial statements.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, the FASB issued established accounting and reporting standards for the noncontrolling interest (currently referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The gudiance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The guidance, which is effective for the Company at the beginning of the fiscal year 2010, is to be applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The Company is evaluating the impact the adoption will have on its consolidated financial statements and related disclosures.

In February 2008, the FASB issued changes to fair value accounting. This guidance delayed the effective date until January 1, 2009 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Nonfinancial assets and liabilities include, among other things: intangible assets acquired through business combinations; long-lived assets when assessing potential impairment; and liabilities associated with restructuring activities. The adoption had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In May 2008, the FASB clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by previous guidance. Additionally, issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The adoption had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In October 2008, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes did not have a material impact on the Company’s results from operations or financial position..

On June 29, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events after the balance sheet date to November 12, 2009 which is the date the financial statements were issued..

In June 2009, the FASB amended the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are currently evaluating the impact the adoption for the third quarter Fiscal 2010 7 will have on our consolidated financial position and results of operations.

Cash and Cash Equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Escrow and Related Party Receivable

In connection with the closing of the Green Mountain Transaction, as defined in Note 2, $3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. On September 24, 2009 Green Mountain filed a Claim for Indemnification, contending we failed to disclose as required by Sections 3.4, 3.8, 3.15 subsections (a) and (c) subparts (b), (f) and (g), and 3.18 of the Purchase Agreement the existence of that certain Supply and Distributor Agreement (the “Supply and Distributor Agreement”), dated April 6, 2004, by and among TC Global and Quick Dispense, Inc (“Quick Dispense”). Accordingly, on October 15, 2009 we filed a Dispute Notice of any and all claims for indemnification made pursuant to sections 7.2(a) and 7.5 of the Purchase and Distributor Agreement. Further, on October 30, 2009 we filed a declaratory judgment establishing that no contract between Tully’s and Quick Dispense, Inc. survived the original three-year term. The lawsuit was electronically filed in King County Superior Court. We believe that Tully’s has complied appropriately with the termination of the contract and plan to vigorously defend Green Mountain’s Claim for Indemnification.

Tully’s granted Asia Food Culture Management Pte. Ltd. (“Limited Partner”) a $1,000,000 loan to be paid through future distributions of Tully’s Coffee Asia Pacific Partners, LP (“the Partnership”). Further, $1,162,000 as of March 29, 2009 was receivable from Limited Partner in full satisfaction of the Company’s promissory note owed by Tully’s to the Partnership and on March 27, 2009 paid to Limited Partner directly and subsequently distributed by Limited Partner to the Partnership on April 22, 2009 (See Note 4).

2. Discontinued Operations—Sale of Wholesale Segment

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the previously disclosed Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”). GMCR paid a total purchase price of $40.3 million, of which $3.5 million was placed in escrow for one year to satisfy our post-closing indemnification obligations to GMCR. The purchase price is subject to an inventory adjustment calculated on July 25, 2009, no such adjustment occurred We refer to the asset sale to, and related transactions with, GMCR as the “Green Mountain Transaction.”

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement. Prior year financial statements for the year ended March 29, 2009 (“Fiscal 2009”) have been retroactively adjusted in conformity with generally accepted accounting principles to present the operations of our Wholesale Division as a discontinued operation.

In connection with the Green Mountain Transaction, and as previously disclosed, we changed our corporate name to “TC Global, Inc.”

As a result of the transactions, the Company classified the results of operations for the wholesale operations in discontinued operations. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operation of Roasting Facility – Non-Monetary Exchange of Services

We currently operate the recently disposed Tully’s brand roasting and distribution facility on behalf of GMCR. GMCR is expected to transition into a new roasting and distribution facility by November 30, 2009. During this transition GMCR reimburses the Company for all documented expenses fairly allocable to the operation of the roasting facility. Additionally, in exchange for our management of the facility, during this transition the Company receives product at cost and is not responsible for additional cost plus provisions as outlined our supply arrangement with GMCR’s.

Discontinued Operations

The operating results of discontinued operations for the wholesale segment included in the accompanying condensed consolidated statements of operations are as follows:

	Thirteen Week Periods Ended	Twenty-Six Week Periods Ended
	September 28, 2008	September 28, 2008
	(unaudited)	(unaudited)
	(dollars in thousands)
Net Sales	$9,100	$17,064
Income before income taxes	1,423	2,475
Income taxes	—	—

Income from discontinued operations	$1,423	$2,475

Direct and indirect costs associated with the Green Mountain Transaction, may be incurred in Fiscal 2010 and will be recorded during the period incurred as expenses. No such expenses occurred in the Six Month fiscal 2010.

3. Liquidity

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

As of September 27, 2009 we had cash and cash equivalents of $5,708,000, and a working capital deficit of $319,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

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

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $5,708,000 at September 27, 2009, along with the collection of the $3,500,000 in outstanding Escrow in connection with the Green Mountain Transaction will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting our obligation to purchase an additional 25% ownership share in our Partnership for $4,000,000 on or before March 27, 2010, and our continued inability to sustain positive cash flows from operations. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and the Limited Partner, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia Pacific Partners, L.P. the Partnership. The GP Loan accrued interest at an annualized rate of 15%, and was repaid in its entirety on April 22, 2009.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, the Partnership issued a convertible promissory note to the Limited Partner in the principal amount of $1,000,000 (the “LP Loan”). The LP Loan will bear interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Partnership has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan or in the event the Limited Partner receives full satisfaction of their Security Interest as it related to Tully’s future obligations to the Limited Partner. In connection, Tully’s has granted the Limited Partner a preferential right to receive from the partnership, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of partnership profits available for distribution, and that, after receipt by the Limited Partner of the full preference amount all subsequent cash distributions of partnership profits shall be shared equally between the General Partner and the Limited partner. Any subsequent cash distributions to the Limited Partner would first be applied to retire the LP Loan.

Other obligations under credit lines and long-term debt consist of the following:

	September 27, 2009	March 29, 2009
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 5.90%, through September 2009 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	—	257
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	5	10

	5	267
Less: Current portion	(5)	(267)

Long-term debt, net of current portion	$—	$—

Tully’s Coffee Asia Pacific – Limited Partnership Interest

On March 27, 2009, our wholly-owned subsidiary TCAP negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest in our Partnership, TCAPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, by March 27, 2010.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Commitments and contingencies

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

Minimum future rental payments under noncancellable operating leases as of September 27, 2009 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$1,943
2011	2,815
2012	1,912
2013	1,514
2014	965
Thereafter	910

Total	$10,059

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$106
2011	55
2012	43

Total	$204

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $329,000 as of September 27, 2009 to defend this litigation.

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

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Warrants issued in connection with Series A Preferred Stock investment units have a term of ten years from issuances. As the majority of Series A shares were issued during October of 1999, we expect the outstanding and exercisable warrants associated to these issuances to expire during the quarter ended December 27, 2009.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Issued, outstanding and exercisable warrants as of September 27, 2009 are summarized as follows:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Twenty-six Week Periods Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Weighted average risk free interest rate	—	—	0.53%	1.91%
Expected dividend yield	—	—	0%	0%
Expected lives	—	—	3 years	3 years
Weighted average expected volatility	—	—	191%	80%
Weighted average fair value at date of grant	—	—	$1.27	$5.93

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2010 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under

Stock-based compensation expense related to stock-based awards under was $36,000 and $62,000 for the Second Quarter Fiscal 2010 and Second Quarter 2009, respectively, and $80,000 and $125,000 for the Six Months Fiscal 2010 and Six Months Fiscal 2009, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of September 27, 2009, we had approximately $352,000 of total unrecognized compensation cost related to the 63,186 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of September 27, 2009 options for 333,873 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 270,687 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 29, 2009	548,975	5.29	8.55	3,159,341
Granted	6,500	11.28
Exercised(1)	(189,668)	.08
Forfeited	(14,180)	11.18
Outstanding at June 28, 2009	351,627	7.97
Granted	—	—
Exercised	—	.—
Forfeited	(17,754)	10.92
Outstanding at September 27, 2009	333,873	7.82

Exercisable or convertible at the end of the period	270,687	6.87	8.14	141,820

(1)	Includes 121,275 shares issued under the Founder’s plan. Includes 56,856 shares of common stock issued by us upon exercise of options under the Company’s stock incentive plans and 121,275 shares of common stock transferred from TTOK, LLC upon exercise of options under the Founder’s Plan.

The aggregate intrinsic value of options outstanding at September 27, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 90,910 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

The total intrinsic value of options exercised during the Six Months Fiscal 2010 and Six Months Fiscal 2009 was $296,000 and $2,000, respectively.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Wholesale Segment is included in discounted operations and therefore not included in the table below.

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$8,750	$10,046	$17,750	$20,876
Specialty division	1,032	61	2,012	113

	$9,782	$10,107	$19,762	$20,989

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$752	$714	$1,666	$1,593
Specialty division	(65)	(280)	(123)	(428)
Corporate and other expenses	(1,655)	(1,621)	(3,073)	(3,561)

Earnings (loss) before interest, taxes, depreciation and amortization	(968)	(1,187)	(1,530)	(2,396)
Depreciation and amortization	(317)	(305)	(651)	(917)
Interest income, interest expense, and loan guarantee fees	9	(732)	13	(1,529)
Noncontrolling interest in joint venture	45	—	76	—
Income taxes	—	—	—	(2)

Net loss	$(1,231)	$(2,224)	$(2,092)	$(4,844)

Depreciation and amortization
Retail division	$317	$305	$651	$717
Specialty division	* *	* *	* *	* *
Corporate and other expenses	* *	* *	* *	200

Total depreciation and amortization	$317	$305	$651	$917

**	Not material—less than $1,000

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(1,231)	$(2,224)	$(2,092)	$(4,844)
Income from discontinued operations	—	1,423	—	2,475

Net loss for basic loss per share	$(1,231)	$(801)	$(2,092)	$(2,369)

Weighted average shares used in computing basic loss per share	3,557	3,255	3,512	3,255
Basic loss per share from continuing operations	$(0.35)	$(0.68)	$(0.60)	$(1.49)
Basic earnings per share from discontinued operations	—	0.44	—	0.76

Basic loss per share	$(0.35)	$(0.25)	$(0.60)	$(0.73)

Computation of diluted loss per share
Loss from continuing operations	$(1,231)	$(2,224)	$(2,092)	$(4,844)
Income from discontinued operations	—	1,423	—	2,475

Net loss for diluted loss per share	$(1,231)	$(801)	$(2,092)	$(2,369)

Weighted average shares used in computing diluted loss per share	3,557	6,449	3,512	6,449
Diluted loss per share from continuing operations	$(0.35)	$(0.34)	$(0.60)	$(0.75)
Diluted earnings per share from discontinued operations	—	0.22	—	0.38

Diluted loss per share	$(0.35)	$(0.12)	$(0.60)	$(0.37)

Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	3,557	3,255	3,512	3,255
Total common share equivalent instruments for computing diluted loss per share	—	3,194	—	3,194

Weighted average shares used in computing diluted loss per share	3,557	6,449	3,512	6,449

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended September 27, 2009 (“First Quarter Fiscal 2010”) and twenty-six week period ended September 27, 2009 (“Six Months Fiscal 2010”) . The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section, and others described in the “Risk Factors” section of our Fiscal 2009 Form 10-K.

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

Therefore, the Company classified the results of operations for the wholesale business in discontinued operations. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

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

Trends in Our Business

Retail Division.

As of September 27, 2009, Tully’s has 79 company-operated retail stores and 101 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. As of September 27, 2009 there were 101 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees our Partnership which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia, foreign licensing, wholesale distribution and other business activities. As of September 27, 2009 we had franchised four stores in Singapore.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$8,353
Fiscal 2009	10,830	10,107	9,049	9,059
Fiscal 2010	9,980	9,782

Our revenue levels are expected to increase during autumn due to holiday season sales on recent trends in comparable stores sales.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the Six Months Fiscal 2010 we experienced stagnant pricing associated with costs for dairy, paper and baked goods, as well as minimal increases in energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

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

In connection with the Green Mountain Transaction we entered into a five year supply agreement, whereby costs are pre-determined on a cost-plus basis. We determined that the Supply Agreement is at market rates, and thus we expect expense trends to follow market Arabic coffee rates. Further, we currently operate the Tully’s brand roasting and distribution facility on behalf of GMCR. GMCR is expected to transition into a new roasting and distribution facility by November 30, 2009. During this transition GMCR reimburses the Company for all documented expenses fairly allocable to the performance of the roasting facility. Additionally, in exchange for operating the facility, the Company receives product at cost and is not responsible for additional cost plus provisions as outlined the GMCR’s supply arrangement..

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

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Periods Ended
	September 27, 2009	September 28, 2008
NUMBER OF STORES:
Company-operated stores	79	84
Franchisee-operated stores	101	75

End of the period	180	159

Total company-operated and franchised stores by location
Arizona	18	14
California	25	26
Oregon	5	4
Washington	98	95
Montana	5	5
Idaho	12	11
Utah	1	1
Wyoming	2	1
Colorado	14	2

End of the period	180	159

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	September 27, 2009	September 28, 2008
International franchise and licensees	4	—

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%	(6.1)%

Results of Operations

	Thirteen Week Periods Ended		Twenty-six Periods Ended
	September 27, 2009 (unaudited)	September 28, 2008 (unaudited)	September 27, 2009 (unaudited)	September 28, 2008 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	89.5%	99.4%	89.8%	99.5%
Specialty—international product sales	9.2%	0.0%	9.0%	0.0%

Total sales of products	98.7%	99.4%	98.8%	99.5%
Specialty—Licenses, royalties and fees	1.2%	0.6%	1.1%	0.5%
Specialty—Recognition of deferred revenue	0.1%	0.0%	0.1%	0.0%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	31.2%	36.5%	31.3%	36.1%
Retail occupancy expenses	11.3%	12.3%	11.2%	12.4%
Store operating expenses	38.1%	43.2%	38.8%	42.3%
Marketing, general and administrative expenses as percent of Total Net Sales	16.3%	16.4%	14.7%	17.1%

Second Quarter Fiscal 2010 Compared To Second Quarter Fiscal 2009

Net Sales

Total net sales decreased $325,000 or 3.2% to $9,782,000 for the Second Quarter Fiscal 2010, as compared to $10,107,000 for the Second Quarter Fiscal 2009. Sales of products decreased $392,000 or 3.9% to $9,654,000 for the Second Quarter Fiscal 2010, as compared to $10,046,000 for the Second Quarter Fiscal 2009. Licenses, royalties and fees increased $67,000 or 109.8% to $128,000 as compared to $61,000 for the Second Quarter Fiscal 2009.

The divisional increase (decrease) in net sales was comprised as follows:

Total company Second Quarter Fiscal 2010 compared to Second Quarter Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$(1,296)
Specialty	971

Total company	$(325)

For the Second Quarter Fiscal 2010 comparable retail store sales fell 6.1%. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Second Quarter Fiscal 2010 compared to Second Quarter Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(564)
Sales increase from new stores	31
Sales decrease from stores closed during Fiscal 2010 and Fiscal 2009	(763)

Total retail division	$(1,296)

Specialty net sales increased $971,000 to $1,032,000 for the Second Quarter Fiscal 2010 from $61,000 for the Second Quarter Fiscal 2009. The increase reflects the company’s significant ramp in business on products sales throughout the franchise units and international expansion. Further, in prior periods the company allocated product sales to licensed and franchise stores in the Wholesale Segment. The company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $773,000, or 15.7%, to $4,160,000 for the Second Quarter Fiscal 2010 as compared to Second Quarter Fiscal 2009. Cost of goods sold and related occupancy costs decreased slightly to 47.5% of total sales for the Second Quarter Fiscal 2010, compared to 49.1% in the corresponding period last year. Retail occupancy cost of goods sold also remained steady at 12.6% in the Second Quarter Fiscal 2010 as compared to 12.4% in the Second Quarter Fiscal 2010.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 42.6% for Second Quarter Fiscal 2010 compared to 43.4% for Second Quarter Fiscal 2009.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $138,000 or 40.5% to $479,000 during Second Quarter Fiscal 2010 from $341,000 in Second Quarter Fiscal 2009. The increase reflects the higher level of franchised sales in the current period.

Marketing, general and administrative costs decreased $58,000 or 3.5%, to $1,595,000 during the Second Quarter Fiscal 2010 from $1,653,000 in the Second Quarter Fiscal 2009.

Depreciation and amortization expense increased $12,000, or 3.9%, to $317,000 for the Second Quarter Fiscal 2010 from $305,000 for the Second Quarter Fiscal 2009.

Other Income (Expense)

Interest expense decreased $677,000 to $1,000 for the Second Quarter Fiscal 2010 as compared to $678,000 for the Second Quarter Fiscal 2009, primarily as the result of interest expense associated with the Benaroya Note and Northrim Credit Facility in the prior year (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $1,231,000 for the Second Quarter Fiscal 2010 as compared to the net loss of $2,224,000 for the Second Quarter Fiscal 2009, an improvement of $993,000 or 44.6%.

Discontinued Operations

Income from discontinued operations was to $1,423,000 for the Second Quarter Fiscal 2009. The company had no discontinued operations for the Second Quarter Fiscal 2009

Six Months Fiscal 2010 Compared To Six Months Fiscal 2009

Net Sales

Total net sales decreased $1,227,000 or 5.8% to $19,762,000 for the Six Months Fiscal 2010, as compared to $20,989,000 for the Six Months Fiscal 2009. Sales of products decreased $1,351,000 or 6.5% to $19,525,000 for the Six Months Fiscal 2010, as compared to $20,876,000 for the Six Months Fiscal 2009. Licenses, royalties and fees increased $124,000 or 109.7% to $237,000 as compared to $113,000 for the Six Months Fiscal 2009.

The divisional increase (decrease) in net sales was comprised as follows:

Total company Six Months Fiscal 2010 compared to Six Months Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$(3,126)
Specialty	1,899

Total company	$(1,227)

For the Six Months Fiscal 2010 comparable retail store sales fell 7.2%. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2010 compared to Six Months Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(1,354)
Sales increase from new stores	31
Sales decrease from stores closed during Fiscal 2010 and Fiscal 2009	(1,803)

Total retail division	$(3,126)

Specialty net sales increased $1,899,000 to $2,012,000 for the Six Months Fiscal 2010 from $133,000 for the Six Months Fiscal 2009. The increase reflects the company’s significant ramp in business on products sales throughout the franchise units and international expansion. Further, in prior periods the company allocated product sales to licensed and franchise stores in the Wholesale Segment. The company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $563,000, or 5.5%, to $9,614,000 for the Six Months Fiscal 2010 as compared to Six Months Fiscal 2009. Cost of goods sold and related occupancy costs decreased slightly to 47.4% of total sales for the Six Months Fiscal 2010, compared to 48.7% in the corresponding period last year. Retail occupancy cost of goods sold also remained steady at 12.5% in the Six Months Fiscal 2010 as compared to 12.4% in the Six Months Fiscal 2010.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 43.2% of sales for Six Months Fiscal 2010 compared to 42.6% for Six Months Fiscal 2009.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $391,000 or 72.3% to $932,000 during Six Months Fiscal 2010 from $541,000 in Six Months Fiscal 2009. The increase reflects the higher level of franchised sales in the current period.

Marketing, general and administrative costs decreased $684,000, or 19.1%, to $2,905,000 for the Six Months Fiscal 2010 from $3,589,000 for the Six Months Fiscal 2009.

Depreciation and amortization expense decreased $266,000, or 29.0%, to $651,000 for the Six Months Fiscal 2010 from $917,000 for the Six Months Fiscal 2009.

Other Income (Expense)

Interest expense decreased $1,392,000 to $6,000 for the Six Months Fiscal 2010 as compared to $1,398,000 for the Six Months Fiscal 2009, primarily as the result of interest expense associated with the Benaroya Note and Northrim Credit Facility in the prior year (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $2,091,000 for the Six Months Fiscal 2010 as compared to the net loss of $3,341,000 for the Six Months Fiscal 2009, an improvement of $1,250,000 or 37.4%.

Discontinued Operations

Income from discontinued operations was $2,475,000 for the Six Months Fiscal 2009. The company had no discontinued operations for the Six Months Fiscal 2010.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Thirteen Week Periods Ended
	Six Months Fiscal 2010	Six Months Fiscal 2009
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(2,092)	$(2,369)
Deferred Gain on Green Mountain Transaction	(84)	—
Adjustments for depreciation and other non-cash operating statement amounts	580	2,010

Net loss adjusted for non-cash operating statement amounts	(1,596)	(359)
Cash provided by (used) for other changes in assets and liabilities	1,863	114

Net cash provided by (used) in operating activities	267	(245)
Purchases of property and equipment	(348)	(393)
Other investing activities	18	242
Minority interest contribution in joint venture	—	3,000
Net repayments of Northrim Credit Facility and capital leases	(262)	(302)
Shareholder distribution	(5,990)	—
Proceeds from warrant and stock option exercise	27	—

Net increase (decrease) in cash and cash equivalents	$(6,288)	$2,302

Overall, our operating activities, investing activities, and financing activities used $6,288,000 of cash during Six Months Fiscal 2010 as compared to $2,302,000 of cash provided during Six Months Fiscal 2009 primarily due to the shareholder distribution on May 20, 2009 and minority investment into our Partnership in the Six Months Fiscal 2010.

Cash provided by operating activities for Six Months Fiscal 2010 was $267,000, a change of $512,000 compared to Six Months Fiscal 2009 when operating activities used cash of $245,000. This related primarily to collections of accounts receivable of $5,166,000 due to final collection of certain trade receivables related to the discontinued wholesale operations, offset by a cash usage in accounts payable and accrued liabilities of $4,832,000 as the company made final payments to wholesale vendors as required under the GMCR Agreement.

Investing activities used cash of $330,000 in Six Months Fiscal 2010, as capital expenses decreased with minimal company owned store investments in the period.

Financing activities used cash of $6,225,000 in Six Months Fiscal 2010, which included the special distribution of $5,990,000 paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

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

As of September 27, 2009 we had cash and cash equivalents of $5,708,000, and a working capital deficit of $319,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during autumn due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

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

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $5,708,000 at September 27, 2009, along with the collection of the $3,500,000 in outstanding Escrow in connection with the Green Mountain Transaction will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting our obligation to purchase an additional 25% ownership share in our Partnership for $4,000,000 on or before March 27, 2010, and our continued inability to sustain positive cash flows from operations. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

The supply and price of coffees are subject to significant volatility and can be affected by multiple factors in green coffee producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. Because we purchase the majority of our coffee under a Supply Agreement with GMCR we are limited to offsetting the cost exposure of the main commodity used in our business, as we are unable to enter into fixed-price purchase commitments with other roasters. We estimate that a ten percent increase in coffee bean pricing could reduce operating income by $250,000 to $450,000 annually if we were unable to adjust our retail prices.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our principal executive officer (“CEO”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2009. Based on their evaluation as of September 27, 2009, our CEO and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file complete regulatory filing requirements in a timely manner.

There has been no change in our internal control over financial reporting during the Six Months Fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various other legal proceedings arising in the ordinary course of our business, including, in December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $329,000 as of September 27, 2009 to defend this litigation.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Six Months Fiscal 2010.

Stock Issued upon Exercise of Warrants—In Six Months Fiscal 2010, we issued 205,332 shares of common stock to 10 warrant holders for aggregate consideration of $31,909. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 12, 2009.

TC Global, Inc.

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer