Form 10-Q
period 2009-12-27
TC Global, Inc.
filed 2010-02-10
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,563,742
(Title of Each Class)	Number of Shares Outstanding at December 27, 2009

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 2009

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)
Fiscal 2005	April 3, 2005 (53 weeks)

Interim fiscal period
Third Quarter Fiscal 2010	13 week period ended December 27, 2009
Third Quarter Fiscal 2009	13 week period ended December 28, 2008
Nine Months Fiscal 2010	39 week period ended December 27, 2009
Nine Months Fiscal 2009	39 week period ended December 28, 2008

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this report, that could cause events, including our actual results, to differ materially from those anticipated in these forward-looking statements. If one or more of the factors affecting our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Consequently, you should not place undue reliance on our forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27, 2009	March 29, 2009
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$4,594	$11,994
Escrow receivable	4,000	3,500
Accounts receivable, net of allowance for doubtful accounts of $442 and $578 at December 27, 2009 and March 29, 2009, respectively	1,710	6,617
Inventories	1,186	1,112
Prepaid expenses and other current assets	346	538
Related party receivable	—	1,162

Total current assets	11,836	24,923
Property and equipment, net	2,330	2,783
Goodwill	253	332
Related party receivable, net of current portion	1,000	1,000
Other assets	234	216

Total assets	$15,653	$29,254

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,807	$4,973
Accrued liabilities	2,567	4,613
Credit line and current portion of long-term debt	140	266
Current portion of capital lease obligations	—	1
Deferred revenue	4,510	3,369
Current portion of deferred gain on sale of wholesale business	169	169
Current portion of obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	13,193	17,391
Other liabilities	—	151
Deferred lease costs	297	416
Deferred revenue, net of current portion	763	386
Deferred gain on Sale of Wholesale Business, net of current portion	2,232	2,358

Total liabilities	16,485	20,702

Noncontrolling interest in joint venture	1,640	1,786

Commitments and contingencies (Note 5)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at December 27, 2009 and March 29, 2009, respectively ; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized at 2009 and 2008; 3,563,742 and 3,288,772 shares issued and outstanding at December 27, 2009and March 29, 2009, respectively, stated value of $18.00 per share and a liquidation preference	19,706	19,594
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,590.349,349 and 3,584,349 issued and outstanding at December 27, 2009 and March 29, 2009, respectively, stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,074	29,955
Accumulated other comprehensive (loss)	(22)	(34)
Accumulated deficit	(82,661)	(79,180)

Total stockholders’ equity (deficit)	(2,472)	6,766

Total liabilities and stockholders’ equity	$15,653	$29,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 27, 2009 (unaudited)	December 28, 2008 (unaudited)	December 27, 2009 (unaudited)	December 28, 2008 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,970	$8,903	$26,720	$29,779
Specialty sales of products	1,001	48	2,776	48

Total sales of products	9,971	8,951	29,496	29,827
Licenses, royalties, and fees	117	148	334	261
Recognition of deferred licensing revenue	10	—	30	—

Net sales	10,098	9,099	29,860	30,088

Cost of goods sold and operating expenses
Retail cost of goods sold	3,201	3,220	9,393	10,800
Retail occupancy expenses	1,099	1,198	3,318	3,795

Total retail cost of goods sold and related occupancy expenses	4,300	4,418	12,711	14,595
Specialty cost of goods sold	599	38	1,802	38

Cost of goods sold and related occupancy expenses	4,899	4,456	14,513	14,633
Store operating expenses	4,033	3,951	11,706	12,839
Other operating expenses	589	266	1,521	807
Marketing, general and administrative costs	1,569	1,804	4,474	5,393
Depreciation and amortization	284	350	935	1,278
Impairment of long lived assets	—	—	78	—
Store closure and lease termination costs	—	3	—	221

Total cost of goods sold and operating expenses	11,374	10,830	33,227	35,171

Operating loss from continuing operations	(1,276)	(1,731)	(3,367)	(5,083)
Other income (expense)
Interest expense	(3)	(567)	(9)	(1,965)
Loan guarantee fee	—	—	—	(131)
Loss of foreign exchange	(6)	(9)	(6)	(20)
Miscellaneous income (expense)	(12)	(5)	(84)	34

Total other income (expense)	(21)	(581)	(99)	(2,082)

Loss from continuing operations before income taxes	(1,297)	(2,312)	(3,466)	(7,165)
Income tax expense	(162)	—	(162)	(2)
Noncontrolling interest in joint venture	70	—	147	—

Loss from continuing operations	$(1,389)	$(2,312)	$(3,481)	$(7,167)

Discontinued operations (Note 2)
Income from discontinued operations	$—	$1,712	$—	$4,187

Income from discontinued operations	$—	$1,712	$—	$4,187

Net loss	$(1,389)	$(600)	$(3,481)	$(2,980)

Continuing operations—basic and diluted
Continuing operations—basic	$(0.39)	$(0.71)	$(0.99)	$(2.20)
Continuing operations—diluted	$(0.39)	$(0.71)	$(0.99)	$(1.11)
Discontinued operations—basic and diluted
Discontinued operations—basic	$—	$0.52	$—	$1.28
Discontinued operations—diluted	$—	$0.27	$—	$0.65
Loss per share—basic and diluted
Loss per share—basic	$(0.39)	$(0.18)	$(0.99)	$(0.91)
Loss per share—diluted	$(0.39)	$(0.36)	$(0.99)	$(0.46)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,561	3,265	3,528	3,265
Loss per share—diluted	3,561	6,456	3,528	6,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Week Periods Ended
	December 27, 2009 (unaudited)	December 28, 2008 (unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,481)	$(2,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935	1,278
Impairment of long lived assets	78	—
Loan guarantee fee	—	131
Store closure and lease termination costs	—	221
Employee stock option compensation expense	112	150
Non-cash interest expense (accretion of debt discount)	—	549
Provision for doubtful accounts	185	188
Gain on sale of property and equipment	(15)	(33)
Recognition of deferred gain on Sale of Wholesale Business	(127)	—
Noncontrolling interest in joint venture	(147)	—
Recognition of deferred license revenues	(18)	(13)
Changes in assets and liabilities
Change in escrow receivable	(500)	—
Accounts receivable	5,223	(3,760)
Inventories	(74)	(381)
Prepaid expenses and other assets	1,621	(167)
Accounts payable	(3,166)	1,360
Accrued liabilities	(2,297)	1,224
Deferred revenue	1,220	742
Deferred lease costs	(119)	(351)

Net cash used in operating activities	(570)	(1,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(485)	(490)
Additions of intangible assets	—	15
Proceeds from sale of property and equipment	18	227
Proceeds from sale of development rights	—	469

Net cash provided by (used in) investing activities	(467)	221

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under Northrim credit facility	—	1,212
Payments on long-term debt and capital leases	(409)	(286)
Minority interest contribution in joint venture	—	3,000
Foreign currency translation adjustment	12	—
Proceeds from exercise of warrants and stock options	27	—
Shareholder distribution	(5,993)	—

Net cash provided by (used in) financing activities	(6,363)	3,926

Net increase (decrease) in cash and cash equivalents	(7,400)	2,305
Cash and cash equivalents at beginning of period	11,994	1,271

Cash and cash equivalents at end of period	$4,594	$3,576

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$9	$1,965
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	$—	$36
Liability paid through issuance of stock	$84	$132
Insurance premiums financed through note payable	$175	$354

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTY-NINE WEEK PERIOD ENDED DECEMBER 27, 2009 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Minority Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$(34)	$(79,180)	$6,766	$1,786
Exercise of common stock warrants					205,332	$32				$32
Exercise of stock options					51,726	$3				$3
Exercise of stock options utilizing net exercise					10,880	$(8)				$(8)
Adjustments to Preferred B Shares			6,000
Stock option expense							$112			112
Shareholder Distribution							$(5,993)			$(5,993)
Liability paid through issuance of stock					7,032	$85				$85
Noncontrolling interest in joint venture											$(146)
Comprehensive income									($3,481)	($3,481)
Foreign currency translation adjustment								$12		12
Total comprehensive income										(3,469)
Balance, December 27, 2009	12,790,874	$28,473	3,590,349	$7,958	3,563,742	$19,706	$24,074	$(22)	$(82,661)	$(2,472)	$1,640

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended December 28, 2008 (“Third Quarter Fiscal 2009”), the Thirty-Nine week period ended December 28, 2008 (“Nine Months Fiscal 2009”), the thirteen week period ended December 27, 2009 (“Third Quarter Fiscal 2010”), and the Thirty-Nine week period ended December 27, 2009 (“Nine Months Fiscal 2010”), are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”). Further, in connection with preparation of the condensed financial statements and in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the Company evaluated subsequent events after the balance sheet date of December 27, 2009 through February 10, 2010.

Recent Accounting Pronouncements

In September 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

In October 2008, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes did not have a material impact on the Company’s results from operations or financial position.

On June 29, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events after the balance sheet date to February 10, 2010 which is the date the financial statements were issued.

In June 2009, the FASB amended the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We are currently evaluating the impact the adoption for the third quarter Fiscal 2010 will have on our consolidated financial position and results of operations.

Cash and Cash Equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Escrow and Related Party Receivable

In connection with the closing of the Green Mountain Transaction, as defined in Note 2, $3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR under the GMCR Agreement. On September 24, 2009 Green Mountain filed a claim for indemnification, contending we failed to disclose as required by Sections 3.4, 3.8, 3.15 subsections (a) and (c) subparts (b), (f) and (g), and 3.18 of the Purchase Agreement the existence of that certain Supply and Distributor Agreement (the “Supply Agreement”), dated April 6, 2004, by and among TC Global and Quick Dispense, Inc (“Quick Dispense”). Accordingly, on October 15, 2009 we filed a dispute notice of any and all claims for indemnification made pursuant to sections 7.2(a) and 7.5 of the Purchase Agreement.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Further, on October 30, 2009 we filed a declaratory judgment establishing that no contract between Tully’s and Quick Dispense survived the original three-year term on the Supply Agreement. An Order of Dismissal was filed by the Company with the court on January 27, 2010 as TC Global and Quick Dispense agreed the Supply Agreement was rightfully terminated. We believe that Tully’s has complied appropriately with the termination of the contract and plan to vigorously defend GMCR’s claim. We expect to collect the entire amount of the escrow balance on March 27, 2010.

Tully’s granted Asia Food Culture Management Pte. Ltd. (“Limited Partner”) a $1,000,000 loan to be paid through future distributions of Tully’s Coffee Asia Pacific Partners, LP (“the Asian Joint Venture”). Further, $1,162,000 as of March 29, 2009 was receivable from Limited Partner in full satisfaction of the Company’s promissory note owed by Tully’s to the Asian Joint Venture and on March 27, 2009 paid to Limited Partner directly and subsequently distributed by Limited Partner to the Asian Joint Venture on April 22, 2009 (See Note 4).

2. Discontinued Operations – Sale of Wholesale Business

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

Therefore, the Company classified the results of operations for the wholesale business in discontinued operations. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement. Prior year financial statements for the year ended March 29, 2009 (“Fiscal 2009”) have been retroactively adjusted in conformity with generally accepted accounting principles to present the operations of our wholesale business as a discontinued operation.

In connection with the Green Mountain Transaction, and as previously disclosed, we changed our corporate name to “TC Global, Inc.”

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. Tully’s secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale business outside of North America, utilizing an exclusive coffee supply arrangement. Tully’s current shareholders and executive management team continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

Utilizing a valuation method that included the income approach and relief from royalty rate method, the company has valued the use of the trademarks in the License Agreement at $2,523,000 and began amortizing the deferred gain of the perpetual license in Marketing, General, and Administrative costs over a 15 year period in First Quarter Fiscal 2010. Since there are no direct revenue streams related to the Supply Agreement and the Agreement is at market rates, we determined that a market participant would pay no more than the costs required to replace or recreate the Supply Agreement. Therefore, the Company valued the Supply Agreement at $4,400 and began amortizing the deferred gain over a 5 year period in First Quarter Fiscal 2010.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Discontinued Operations

The operating results of discontinued operations for the wholesale business included in the accompanying condensed consolidated statements of operations are as follows:

	Thirteen Week Periods Ended	Thirty-Nine Week Periods Ended
	December 28, 2008 (unaudited)	December 28, 2008 (unaudited)
	(dollars in thousands)
Net Sales	$10,782	$27,846

Income before income taxes	1,712	4,187
Income taxes	—	—

Income from discontinued operations	$1,712	$4,187

Direct and indirect costs associated with the Green Mountain Transaction, may be incurred in Fiscal 2010 and will be recorded during the period incurred as expenses. No such expenses occurred in the Nine Month fiscal 2010.

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

As of December 27, 2009 we had cash and cash equivalents of $4,594,000, of which $904,828 was held in the Asian Joint Venture and limited in use, and a working capital deficit of $1,357,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during winter due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

During Fiscal 2010, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by us, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder of Fiscal 2010. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $4,594,000 at December 27, 2009, of which $904,828 was held in the Asian Joint Venture and limited in use, along with the collection of the $3,500,000 in outstanding Escrow in connection with the Green Mountain Transaction, subject to claim indemnifications, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting our obligation to purchase an additional 25% ownership share in the Asian Joint Venture for $4,000,000 on or before March 27, 2010, and our continued inability to sustain positive cash flows from operations. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

4. Credit lines and long term debt

Benaroya Credit Facility

On April 26, 2007, we borrowed $4,000,000 from Benaroya Capital (less an initial loan fee of $100,000) and issued a promissory note (“the Benaroya Note”) to evidence that indebtedness. In connection with the loan, we granted warrants to

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

purchase 12,411 shares of common stock at an exercise price of $2.64 per share to Benaroya Capital, which were recorded at their estimated aggregate fair value of $109,000 when granted. On July 12, 2007, the Benaroya Note amount was amended to establish a credit facility (the “Benaroya credit facility”) with allowable borrowings of up to $10 million, to reduce the interest rate from 15% to 13.5% per annum (effective July 12, 2007) and to extend its maturity date. Interest accrued on the outstanding principal balance of the Benaroya Note, calculated on a daily basis and payable on the maturity date. Overdue amounts bear interest at a rate equal to eighteen percent (18%) per annum. Loan fees of $482,000 were added to the principal balance in connection with the amendment and warrants to purchase 59,780 shares of common stock at an exercise price of $2.64 per share were issued to Benaroya Capital, which were recorded at their estimated aggregate fair value of $526,000 when granted. The Benaroya Capital warrants became exercisable on April 26, 2008.

Our chairman guaranteed our obligations under the Benaroya credit facility, and another shareholder guaranteed up to $3,000,000 under the Benaroya credit facility. Our chairman was not compensated for his guaranty. We agreed to compensate the second guarantor through the cash payment of a $167,000 commitment fee and a grant of warrants to purchase 21,000 shares of our common stock at an exercise price of $2.64 per share, which were recorded at their estimated aggregate fair value of $185,000 when granted (these warrants became exercisable on July 12, 2008).

The Benaroya Note was due on August 31, 2008. The Company and Benaroya Capital entered into a Forbearance Agreement on September 11, 2008.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, outstanding indebtedness under the Benaroya credit facility of $9,566,000 was repaid in full satisfaction of outstanding principal and accrued interest. Concurrently with the repayment of the Benaroya credit facility, the guaranty agreements between Tully’s and the guarantors were terminated and Benaroya Capital and the guarantors released their conditional security interest in Tully’s assets.

Northrim Credit Facility

On June 22, 2005, Tully’s entered into a credit facility with Northrim Funding (the “Northrim Facility”). Under this credit facility, Tully’s was allowed to borrow up to $6,500,000, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility accrued interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% and were secured by our inventories and through the assignment (with recourse) of our accounts receivable.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, outstanding indebtedness under the Northrim Facility of $5,777,000 was repaid in full satisfaction of outstanding principal and accrued interest. Concurrently with the repayment of the Northrim Facility, Northrim Funding released its conditional security interest in Tully’s assets.

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

In November 2006, UCC commenced a lawsuit against the Company relating to the license agreement. In January 2008, Tully’s and UCC settled their respective claims. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s.

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note accrued interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Tully’s had issued a limited guaranty for Tully’s Coffee Asia Pacific, Inc. (“TCAP”) obligations under the note, which was generally secured by the assets of Tully’s and TCAP related to the licensed territories, including Tully’s stock in TCAP, TCAP’s interest in the Asian Joint Venture, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Asian Joint Venture, but was non-recourse as to Tully’s other assets.

As a condition under the terms of the Green Mountain Transaction, on March 27, 2009, the promissory note with UCC was repaid in full. Concurrently with the repayment of the promissory note, UCC released its conditional security interest in Tully’s assets.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP, a and the Limited Partner, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to the Asian Joint Venture. The GP Loan accrued interest at an annualized rate of 15%.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, the Asian Joint Venture issued a convertible promissory note to the Limited Partner in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that the Asian Joint Venture has made distributions to the Limited Partner in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection, Tully’s has granted the Limited Partner a preferential right to receive from the partnership, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of partnership profits available for distribution, and that, after receipt by the Limited Partner of the full preference amount all subsequent cash distributions of partnership profits shall be shared equally between the General Partner and the Limited partner. Any subsequent cash distributions to the Limited Partner would first be applied to retire the LP Loan.

Other Obligations

Other obligations under credit lines and long-term debt consist of the following:

	December 27, 2009	March 29, 2009
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 5.90%, through September 2009 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	138	257
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	2	10

	140	267
Less: Current portion	(140)	(267)

Long-term debt, net of current portion	$—	$—

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, our wholly-owned subsidiary TCAP negotiated the right and obligation to purchase, or cause a third party to purchase, one-half (1/2) of the Limited Partner’s partnership interest in our Asian Joint Venture, TCAPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, by March 27, 2010.

Deferred licensing revenue recognized under international and domestic license agreements and store value cards is summarized as follows (dollars in thousands):

December 27, 2009
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$513
Less: Deferred licensing revenue recognized in net sales	(30)

Net decrease in deferred licensing revenue for the period	483
Deferred license revenue
Beginning of period	488

End of period	971
Less: Non-current portion	763

Current portion of deferred licensing revenue	208
Deferred revenue from stored value cards	4,302

Current portion deferred revenue	$4,510

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

Minimum future rental payments under noncancellable operating leases as of December 27, 2009 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$868
2011	3,019
2012	2,101
2013	1,704
2014	1,156
Thereafter	1,019

Total	$9,867

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2010	$47
2011	55
2012	43

Total	$145

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

In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully’s issued 7,000 shares of common stock and paid $164,000 to the settlement class. In October 2007 and October 2008, Tully’s issued 11,719 shares of common stock and paid $266,000 to the settlement class in both periods. In October 2009, Tully’s issued 7,032 shares of common stcok and paid the remaining obligation of $159,000.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $277,000 as of December 27, 2009 to defend this litigation.

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

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan and 2004 Stock option Plan, our chairman and founder has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). No options have been granted by the Chairman under the Founder’s Plan since Fiscal 2002. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. In October 2005, the chairman and founder contributed his holdings of Tully’s common stock to TTOK, LLC, a limited liability company owned by the chairman, and the Founder’s Plan stock option obligations were assigned to TTOK, LLC.

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Warrants issued in connection with Series A Preferred Stock investment units had a term of ten years from issuances and expired during the Third Quarter Fiscal 2010.

Issued, outstanding and exercisable warrants as of December 27, 2009 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	297	297	$2.64
Issued to guarantors of debt	93,191	93,191	$0.40
Other	8,719	8,719	$0.08-$2.64

Totals	102,207	102,207

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan and the 2004 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determining Fair Value

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Weighted average risk free interest rate	—	—	0.53%	1.91%
Expected dividend yield	—	—	0%	0%
Expected lives	—	—	3 years	3 years
Weighted average expected volatility	—	—	191%	80%
Weighted average fair value at date of grant	—	—	$1.27	$5.93

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2010 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation

Stock-based compensation expense related to stock-based awards was $32,000 and $25,000 for the Third Quarter Fiscal 2010 and Third Quarter 2009, respectively, and $112,000 and $150,000 for the Nine Months Fiscal 2010 and Nine Months Fiscal 2009, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of December 27, 2009, we had approximately $307,000 of total unrecognized compensation cost related to the 62,894 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Award Activity

As of December 27, 2009 options for 330,021 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 270,687 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 29, 2009	548,975	5.29	8.55	3,159,341
Granted	6,500	11.28
Exercised(1)	(189,668)	.08
Forfeited	(14,180)	11.18
Outstanding at June 28, 2009	351,627	7.97
Granted	—	—
Exercised	—	—
Forfeited	(17,754)	10.92
Outstanding at September 27, 2009	333,873	7.82
Granted	—	—
Exercised	—	—
Forfeited	(3,852)	10.42
Outstanding at December 27, 2009	330,021	7.79

Exercisable or convertible at the end of the period	267,127	6.83	7.9	141,481

(1)	Includes 121,275 shares issued under the Founder’s plan. Includes 56,856 shares of common stock issued by us upon exercise of options under the Company’s stock incentive plans and 121,275 shares of common stock transferred from TTOK, LLC upon exercise of options under the Founder’s Plan.

The aggregate intrinsic value of options outstanding at December 27, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 90,693 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

The total intrinsic value of options exercised during the Nine Months Fiscal 2010 and Nine Months Fiscal 2009 was $296,000 and $2,000, respectively.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•	$0.12875 per share of Series B Preferred Stock (calculated on an unconverted basis).

The special cash distribution on our preferred stock calculated on an “as-converted to common stock” basis, was equivalent to $1.03 per share.

The special distribution totaled $5,990,000 and was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. Subsequently, the company has paid $3,000 due to the correction of shareholder files subsequent to the distribution date. We have recorded the shareholder distribution as a reduction to APIC.

8. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management. We are organized into three business units: (1) the Retail division, which includes our U.S. company-operated retail store operations, (2) the wholesale business division, which sells to domestic customers in the grocery, food service, office coffee service, restaurant and institutional channels, and which also handles our mail order and internet sales, and (3) the Specialty division, which sells products and materials to our international licensees and manages the international licensing of the Tully’s brand and is responsible for the franchising of Tully’s stores in the United States.

As a result of the Company’s decision to exit the wholesale business, the wholesale business has been classified as discontinued operations in the Company’s Consolidated Condensed Statement of Operations for all periods presented. In addition, the wholesale assets and liabilities have been classified as held for sale in the Company’s Condensed Consolidated Balance Sheet.

Our net sales are comprised as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Sales in the United States		$9,049	$29,716	$30,038
International sales		50	144	50

	$10,098	$9,099	$29,860	$30,088

The tables below present information by operating segment:

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	December 27, 2009		December 28, 2008		December 27, 2009		December 28, 2008
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	(dollars in thousands)
Net sales
Retail division	$8,970		$8,903		$26,720		$29,779
Specialty division	1,128		196		3,140		309

	$10,098		$9,099		$29,860		$30,088

Net loss	$(1,389)		$(600)		$(3,481)		$(2,980)
Depreciation and amortization
Retail division	$120		$331		$771		$1,056
Specialty division	*	*	*	*	*	*	*	*
Corporate and other expenses	164		19		164		222

Total depreciation and amortization	$284		$350		$935		$1,278

**	Amounts are less than $1,000.

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

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from continuing operations	$(1,389)	$(2,312)	$(3,481)	$(7,167)
Income from discontinued operations	—	1,712	—	4,187

Net loss for basic loss per share	$(1,389)	$(600)	$(3,481)	$(2,980)

Weighted average shares used in computing basic loss per share	3,561	3,265	3,528	3,265
Basic loss per share from continuing operations	$(0.39)	$(0.71)	$(0.99)	$(2.19)
Basic earnings per share from discontinued operations	—	0.52	—	1.28

Basic loss per share	$(0.39)	$(0.18)	$(0.99)	$(0.91)

Computation of diluted loss per share
Loss from continuing operations	$(1,389)	$(2,312)	$(3,481)	$(7,167)
Income from discontinued operations	—	1,712	—	4,187

Net loss for diluted loss per share	$(1,389)	$(600)	$(3,481)	$(2,980)

Weighted average shares used in computing diluted loss per share	3,561	6,456	3,528	6,456
Diluted loss per share from continuing operations	$(0.39)	$(0.71)	$(0.99)	$(2.20)
Diluted earnings per share from discontinued operations	—	0.27	—	0.65

Diluted loss per share	$(0.39)	$(0.36)	$(0.99)	$(0.91)

Weighted average shares used in computing loss per share Weighted average common shares outstanding, used in computing basic loss per share	3,561	3,265	3,528	3,265
Total common share equivalent instruments for computing diluted loss per share	—	3,191	—	3,191

Weighted average shares used in computing diluted loss per share	3,561	6,456	3,528	6,456

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended December 27, 2009 (“Third Quarter Fiscal 2010”) and Thirty-Nine week period ended December 27, 2009 (“Nine Months Fiscal 2010”) . The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2009, filed with the SEC on June 29, 2009 (the “Fiscal 2009 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in the “Risk Factors” section of our Fiscal 2009 Form 10-K.

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

On March 27, 2009, we completed the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware corporation (“GMCR”), pursuant to the terms of the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million for the assets it acquired. The purchase price was subject to an inventory adjustment to be calculated within 120 days of March 27, 2009 (the “Green Mountain Transaction”), or July 25, 2009, no adjustment to the purchase price was made as a result of this inventory review.

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. We also secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale business outside of North America, utilizing an exclusive coffee supply arrangement. Our current shareholders and executive management team continue to own and operate the Company’s domestic retail business (company owned, franchised and licensed retail store locations) and international retail and wholesale businesses.

The Company has classified the results of operations for the wholesale business in discontinued operations. The discontinued operations represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the License Agreement due to this continuing involvement.

In connection with the Green Mountain Transaction, we changed our corporate name to “TC Global, Inc.”

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

Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence in special venues, such as grocery stores, airports, hotels, and university campuses. We also are pursuing multi-unit area agreements with franchisees that we believe are experienced and well-capitalized, to open Tully’s-branded coffeehouses in markets not targeted for development directly by us. We have implemented this approach successfully in the Idaho market, and hope to achieve similar success in Spokane, Washington, Southern California, and in the Portland, Oregon metropolitan area, with our new area developers.

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

Trends in Our Business

Retail Division.

As of December 27, 2009, Tully’s has 79 company-operated retail stores and 104 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. As of December 27, 2009 there were 104 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees our Asian Joint Venture which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia, foreign licensing, wholesale distribution and other business activities. As of December 27, 2009 we had franchised four stores in Singapore.

On November 23, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”) a wholly owned subsidiary of Tully’s Coffee Asia Pacific Partners, LP the joint venture formed by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc. and Asia Food Culture Management Pte, Ltd (“AFCM”), a Singapore company, entered into a Master License Agreement with DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, to develop the Tully’s brand in South Korea. Under the terms of the Master License Agreement, DK Retail will pay Tully’s Coffee International an initial commitment fee, an additional per store fee and is obligated to develop 100 Tully’s retail locations in South Korea over the next five years. The Master License Agreement has a renewable five year term, subject to payment of an extension fee.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$8,353
Fiscal 2009	10,830	10,107	9,049	9,059
Fiscal 2010	9,980	9,782	10,098

Our revenue levels are expected to increase during autumn due to holiday season sales on recent trends in comparable stores sales.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the Nine Months Fiscal 2010 we experienced increasing pricing associated with costs for dairy, paper and baked goods, as well as minimal increases in energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

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

Our general and administrative costs are less discretionary than our marketing costs. We have determined that we can scale back our development and support spending and maintain a steady level of support to our operations and scale back expenses for our administrative staff in connection with the Green Mountain Transaction. During Fiscal 2010, we have continued to reduce our administrative staff by several positions and implemented other cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Periods Ended
	December 27, 2009	December 28, 2008
NUMBER OF STORES:
Company-operated stores	79	83
Franchisee-operated stores	104	82

End of the period	183	165

Total company-operated and franchised stores by location
Arizona	19	15
California	25	24
Oregon	5	4
Washington	98	99
Montana	5	5
Idaho	13	11
Utah	1	1
Wyoming	2	1
Colorado	15	5

End of the period	183	165

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	December 27, 2009	December 28, 2008
International franchise and licensees	4	—

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007	(2.5)%	4.1%	7.0%	7.1%
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%	(6.1)%	4.2%

Results of Operations

	Thirteen Week Periods Ended		Thirty-Nine Periods Ended
	December 27, 2009 (unaudited)	December 28, 2008 (unaudited)	December 27, 2009 (unaudited)	December 28, 2008 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	88.8%	97.8%	89.5%	99.0%
Specialty—international product sales	11.2%	2.2%	10.5%	1.0%
Total sales of products	98.7%	98.4%	98.8%	99.1%
Specialty—Licenses, royalties and fees	1.2%	1.6%	1.1%	0.9%
Specialty—Recognition of deferred revenue	0.1%	0.0%	0.1%	0.0%
Total net sales	100.0%	100.0%	100.0%	100.0%
Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	35.7%	36.2%	35.2%	36.3%
Retail occupancy expenses	12.3%	13.5%	12.4%	12.7%
Store operating expenses	45.0%	44.4%	43.8%	43.1%
Marketing, general and administrative expenses as percent of Total Net Sales	15.5%	19.8%	15.0%	17.9%

Third Quarter Fiscal 2010 Compared To Third Quarter Fiscal 2009

Net Sales

Total net sales increased $999,000 or 11.0% to $10,098,000 for the Third Quarter Fiscal 2010, as compared to $9,099,000 for the Third Quarter Fiscal 2009. Sales of products increased $1,020,000 or 11.4% to $9,971,000 for the Third Quarter Fiscal 2010, as compared to $8,951,000 for the Third Quarter Fiscal 2009.

The divisional increase in net sales was comprised as follows:

Total company Third Quarter Fiscal 2010 compared to Third Quarter Fiscal 2009 (dollars in thousands)	Increase in Net Sales
Retail	$67
Specialty	932

Total company	$999

For the Third Quarter Fiscal 2010 comparable retail store sales increased 4.2%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Third Quarter Fiscal 2010 compared to Third Quarter Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$362
Sales increase from new stores	53
Sales decrease from stores closed during Fiscal 2010 and Fiscal 2009	(348)

Total retail division	$67

Specialty net sales increased $932,000 to $1,128,000 for the Third Quarter Fiscal 2010 from $196,000 for the Third Quarter Fiscal 2009. The increase reflects the Company’s significant ramp in business on product sales throughout the franchise units and international expansion. Further, in prior periods the Company allocated product sales to licensed and franchise stores in the wholesale business. The Company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $118,000, or 2.7%, to $4,300,000 for the Third Quarter Fiscal 2010 as compared to Third Quarter Fiscal 2009. Cost of goods sold and related occupancy costs decreased slightly to 48.0% of total sales for the Third Quarter Fiscal 2010, compared to 49.7% in the corresponding period last year. Retail occupancy cost of goods sold also decreased to 12.3% in the Third Quarter Fiscal 2010 as compared to 13.5% in the Third Quarter Fiscal 2009.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 45.0% for Third Quarter Fiscal 2010 compared to 44.4% for Third Quarter Fiscal 2009.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $323,000 or 121.4% to $589,000 during Third Quarter Fiscal 2010 from $266,000 in Third Quarter Fiscal 2009. The increase reflects the higher level of franchised sales in the current period.

Marketing, general and administrative costs decreased $235,000 or 13.0%, to $1,569,000 during the Third Quarter Fiscal 2010 from $1,804,000 in the Third Quarter Fiscal 2009.

Depreciation and amortization expense decreased $66,000, or 18.9%, to $284,000 for the Third Quarter Fiscal 2010 from $350,000 for the Third Quarter Fiscal 2009, reflecting the lower depreciable base in company owned stores.

Other Income (Expense)

Interest expense decreased $564,000 to $3,000 for the Third Quarter Fiscal 2010 as compared to $567,000 for the Third Quarter Fiscal 2009, primarily due to the repayment of outstanding indebtedness under the Benaroya Credit Facility and Northrim Credit Facility in the prior year (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $1,389,000 for the Third Quarter Fiscal 2010 as compared to the net loss of $2,312,000 for the Third Quarter Fiscal 2009, an improvement of $923,000 or 39.9%.

Discontinued Operations

Income from discontinued operations was to $1,712,000 for the Third Quarter Fiscal 2009. The company had no discontinued operations for the Third Quarter Fiscal 2010

Nine Months Fiscal 2010 Compared To Nine Months Fiscal 2009

Net Sales

Total net sales decreased $228,000 or 0.8% to $29,860,000 for the Nine Months Fiscal 2010, as compared to $30,008,000 for the Nine Months Fiscal 2009. Sales of products decreased $331,000 or 1.1% to $29,496,000 for the Nine Months Fiscal 2010, as compared to $29,827,000 for the Nine Months Fiscal 2009.

The divisional increase (decrease) in net sales was comprised as follows:

Total company Nine Months Fiscal 2010 compared to Nine Months Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$(3,059)
Specialty	2,831

Total company	$(228)

For the Nine Months Fiscal 2010 comparable retail store sales fell 3.6%. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Nine Months Fiscal 2010 compared to Nine Months Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(994)
Sales increase from new stores	85
Sales decrease from stores closed during Fiscal 2010 and Fiscal 2009	(2,150)

Total retail division	$(3,059)

Specialty net sales increased $2,831,000 to $3,140,000 for the Nine Months Fiscal 2010 from $309,000 for the Nine Months Fiscal 2009. The increase reflects the company’s significant ramp in business on products sales throughout the franchise units and international expansion. Further, in prior periods the company allocated product sales to licensed and franchise stores in the wholesale business. The company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $1,884,000, or 12.9%, to $12,711,000 for the Nine Months Fiscal 2010 as compared to Nine Months Fiscal 2009. Cost of goods sold and related occupancy costs decreased slightly to 47.6% of total sales for the Nine Months Fiscal 2010, compared to 49.0% in the corresponding period last year. Retail occupancy cost of goods sold also remained steady at 12.4% in the Nine Months Fiscal 2010 as compared to 12.7% in the Nine Months Fiscal 2009.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 43.8% of sales for Nine Months Fiscal 2010 compared to 43.1% for Nine Months Fiscal 2009.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $714,000 or 88.5% to $1,521,000 during Nine Months Fiscal 2010 from $807,000 in Nine Months Fiscal 2009. The increase reflects the higher level of franchised sales in the current period.

Marketing, general and administrative costs decreased $919,000, or 17.0%, to $4,474,000 for the Nine Months Fiscal 2010 from $5,393,000 for the Nine Months Fiscal 2009.

Depreciation and amortization expense decreased $343,000, or 26.8%, to $935,000 for the Nine Months Fiscal 2010 from $1,278,000 for the Nine Months Fiscal 2009, reflecting the lower depreciable base in company owned stores.

Other Income (Expense)

Interest expense decreased $1,956,000 to $9,000 for the Nine Months Fiscal 2010 as compared to $1,965,000 for the Nine Months Fiscal 2009, primarily due to the repayment of outstanding indebtedness under the Benaroya Credit Facility and Northrim Credit Facility in the prior year (see Note 4 of the Notes to the Condensed Consolidated Financial Statements).

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $3,481,000 for the Nine Months Fiscal 2010 as compared to the net loss of $7,167,000 for the Nine Months Fiscal 2009, an improvement of $3,686,000 or 51.4%.

Discontinued Operations

Income from discontinued operations was $4,187,000 for the Nine Months Fiscal 2009. The company had no discontinued operations for the Nine Months Fiscal 2010.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Nine Months Fiscal 2010	Nine Months Fiscal 2009
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(3,481)	$(2,980)
Deferred Gain on Green Mountain Transaction	(127)	—
Adjustments for depreciation and other non-cash operating statement amounts	1,130	2,471

Net loss adjusted for non-cash operating statement amounts	(2,478)	(509)
Cash provided by (used) for other changes in assets and liabilities	1,908	(1,333)

Net cash provided by (used) in operating activities	(570)	(1,842)
Purchases of property and equipment	(485)	(490)
Proceeds from sale of development rights	—	469
Other investing activities	18	242
Minority interest contribution in joint venture	—	3,000
Net borrowings (repayments) of Northrim Credit Facility and capital leases	(409)	926
Foreign currency translation adjustment	12	—
Shareholder distribution	(5,993)	—
Proceeds from warrant and stock option exercise	27	—

Net increase (decrease) in cash and cash equivalents	$(7,400)	$2,305

Overall, our operating activities, investing activities, and financing activities used $7,400,000 of cash during Nine Months Fiscal 2010 as compared to $2,305,000 of cash provided during Nine Months Fiscal 2009 primarily due to the shareholder distribution on May 20, 2009 and minority investment into the Asian Joint Venture in the Nine Months Fiscal 2010.

Cash used by operating activities for Nine Months Fiscal 2010 was $570,000, a change of $1,272,000 compared to Nine Months Fiscal 2009 when operating activities used cash of $1,842,000. This related primarily to collections of accounts receivable of $5,223,000 due to final collection of certain trade receivables related to the discontinued wholesale business, offset by a cash usage in accounts payable and accrued liabilities of $5,463,000 as the company made final payments to wholesale vendors as required under the GMCR Agreement.

Investing activities used cash of $467,000 in Nine Months Fiscal 2010, as capital expenses decreased with minimal company owned store investments in the period, offset by development fees collected in the prior period.

Financing activities used cash of $6,363,000 in Nine Months Fiscal 2010, which included the special distribution of $5,993,000 paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

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

As of December 27, 2009 we had cash and cash equivalents of $4,594,000, of which $904,828 was held in the Asian Joint Venture and limited in use, and a working capital deficit of $1,357,000. Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during winter due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

During Fiscal 2010, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by us, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We expect to open between two and four new company-operated stores in the remainder of Fiscal 2010. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2010, and the cash and cash equivalents of $4,594,000 at December 27, 2009, of which $904,828 was held in the Asian Joint Venture and limited in use, along with the collection of the $3,500,000 in outstanding Escrow in connection with the Green Mountain Transaction, subject to claim indemnifications, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2010. We expect our business improvement initiatives and other actions will improve our operating income and cash flow results. However, the timing and extent of success for these strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 as a result of meeting our obligation to purchase an additional 25% ownership share in the Asian Joint Venture for $4,000,000 on or before March 27, 2010, and our continued inability to sustain positive cash flows from operations. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce operating, marketing, general and administrative costs related to our continuing operations, or reduce or discontinue our investments in store improvements, new customers and new products. We could be required to sell stores or other assets and could be unable to take advantage of business opportunities. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all coffee transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our principal executive officer (“CEO”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 27, 2009. Based on their evaluation as of December 27, 2009, our CEO and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings.

Management is committed to improving its internal controls and will continue to work to put effective controls in place to file complete regulatory filing requirements in a timely manner.

There has been no change in our internal control over financial reporting during the Nine Months Fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to various other legal proceedings arising in the ordinary course of our business, including, in December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $277,000 as of December 27, 2009 to defend this litigation.

On September 24, 2009 Green Mountain filed a claim for indemnification, contending we failed to disclose as required by Sections 3.4, 3.8, 3.15 subsections (a) and (c) subparts (b), (f) and (g), and 3.18 of the Purchase Agreement the existence of that certain Supply Agreement, dated April 6, 2004, by and among TC Global and Quick Dispense. Accordingly, on October 15, 2009 we filed a dispute notice of any and all claims for indemnification made pursuant to sections 7.2(a) and 7.5 of the Purchase Agreement. Further, on October 30, 2009 we filed a declaratory judgment establishing that no contract between Tully’s and Quick Dispense survived the original three-year term on the Supply Agreement. An Order of Dismissal was filed by the Company with the court on January 27, 2010 as TC Global and Quick Dispense agreed the Supply Agreement was rightfully terminated. We believe that Tully’s has complied appropriately with the termination of the contract and plan to vigorously defend GMCR’s claim. We expect to collect the entire amount of the escrow balance on March 27, 2010.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Tully’s issued and sold securities in the transactions described below during Nine Months Fiscal 2010.

Stock Issued upon Exercise of Warrants—In Nine Months Fiscal 2010, we issued 205,332 shares of common stock to 10 warrant holders for aggregate consideration of $31,909. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as an offer and sale not involving a public offering.

Stock Issued upon Settlement of a Claim—In October 2009 we issued 7,032 shares of our common stock, with an agreed value of $12.00 per share, to 64 members of a settlement class that filed an employment related lawsuit against us in February 2004. The offer and sale of these securities was made in reliance on the exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 10, 2010.

TC Global, Inc.

By:	/s/ ANDREW M. WYNNE
Andrew M. Wynne
Vice President and Chief Financial Officer

Signing on behalf of the Registrant and as principal financial officer