Form 10-K
period 2010-03-28
TC Global, Inc.
filed 2010-06-28
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended March 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter: Not Applicable (not traded on any market)

As of March 28, 2010 the number of shares of the registrant’s Common Stock outstanding was 3,563,867 (giving effect to the one-for-eight reverse split on June 28, 2007) and the number of shares of the registrant’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding was 12,790,874 and 3,590,349, respectively.

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

TC Global, Inc. is a specialty retailer licensing the Tully’s Coffee business names and trademarks in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is known for gourmet coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience.

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

Retail Operations. We operate and franchise Tully’s Coffee branded retail stores, with 78 company-operated stores and 107 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado as of March 28, 2010. We also have four franchised locations in Singapore, which have been established under our joint venture, Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”), and subsequent to the fiscal year end DK Retail, our master licensee in South Korea, opened its first two locations. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high-traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports and university campuses. We manage our franchising and foreign business development activities through our specialty division.

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

Customer Appeal. Our community coffeehouse concept and varied menu have broad customer appeal, and are relevant at multiple day-parts and in diverse geographic markets and climates. Our beverage and food offerings are built around core product families, enabling us to easily and cost-effectively introduce new menu items. Our comfortable, inviting stores are a great place to relax, take a break or gather with friends throughout the day.

Tully’s License. On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”).

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. Tully’s secured an exclusive perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale operations outside of North America, utilizing an exclusive coffee supply arrangement.

Our History

Tully’s Coffee, a Washington corporation, was founded in 1992. Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2010, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. These initiatives include:

•	Investing in personnel and infrastructure to support our international operations;

•	Hiring and streamlining key executive positions to strengthen our management team and minimize operational overhead;

•	Introducing new products and improving merchandising strategies in our retail stores;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Implementing selective price changes;

•	Investing in personnel and infrastructure to support our U.S. franchising strategy; and

•	Closing stores that fail to meet our performance requirements.

Our Products

We are passionate about providing our customers with the best gourmet coffees. All Tully’s stores offer a fresh assortment of Tully’s whole bean and ground varietal coffees and proprietary coffee blends. Our barista bar beverages include hot and cold beverages, highlighted by our coffees and espresso, teas, yerba mates, chais, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. These drinks can be customized with dairy or soy milk and our customers’ favorite flavors, including fresh Tully’s espresso, Ghirardelli chocolate and premium flavor extracts. All barista bar beverages are made-to-order by our highly trained baristas.

We complement our great beverages with an array of premium foods, snacks, and bottled beverages—including pastries, muffins, cookies and desserts that are baked fresh daily by our artisan bakery vendors; fresh, pre-packaged, ready-to-go salads and sandwiches; healthy grab-and-go snacks such as nuts, trail mixes and dried fruits; chocolates and other confections; and juices, soda, waters and our Bellaccino bottled beverages—that make our stores a gathering place for refreshment and energy throughout the day.

We regularly introduce new products in our stores to attract new customers and to offer existing customers additional products during different day-parts. Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates.

Our Competitive Strengths

Our goal is to make our coffees and community coffeehouse experience the first choice for consumers in a highly competitive market. To achieve this objective, we intend to leverage the following strengths:

We sell world-class coffees. We are passionate about providing our customers with the best gourmet coffees. Currently, we sell dozens of different proprietary coffee blends and varietal coffees, including single origin coffees from growers in Colombia, Guatemala and Sumatra. We also offer premium special lot and estate coffees.

Our barista bars set us apart from our competitors. We offer a premium selection of hand-crafted beverages in the business. In addition to our hot and cold coffee and espresso-based drinks, our hand-crafted barista bar beverages include teas, yerba mates, chais, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. Our customers can custom order their drinks using fresh Tully’s espresso, Ghirardelli chocolate, premium flavor extracts, and dairy and soy milk. We offer both everyday favorites like lattes, mochas and Americanos, and featured seasonal drinks such as pumpkin spice Bellaccinos and orange granache mochas. All barista bar beverages are made-to-order by our baristas.

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

We provide a community coffeehouse experience for our customers. We believe that the Tully’s community coffeehouse experience differentiates us from our competitors. The Tully’s experience is about friendly, personalized service in an upscale and relaxing environment, where customers enjoy comfortable seating, large community tables, soft music and free Wi-Fi Internet access while savoring Tully’s products. We strive to develop a genuine personal relationship with our customers and their communities by supporting community events, and local schools and charitable organizations, and by making our stores into neighborhood gathering places. Our “pay it forward” philosophy involves empowering our store managers to become part of their local communities by providing complimentary coffee for community activities, helping non-profit organizations raise money, and publicizing community events. Each store manager is provided a budget to develop these community building relationships. At the corporate level, we partner with charitable organizations and support their fundraising activities. For example, we help raise funds to support a number of children’s’ health organizations, breast cancer research, and university scholarship funds. We believe our commitment to the community strengthens our relationship with our employees and our customers.

Our Growth Strategy

We intend to pursue growth opportunities by implementing the following strategies. Implementation of these strategies is dependent upon sufficient capital resources and the ability to secure a capital or debt raise. Further, growth will be limited in the event of a whole or partial disposition of the assets of any single segment.

Drive comparable store sales growth by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size.

Execute our franchising strategy to expand our geographic footprint. Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses. We are pursuing development with experienced, well-capitalized franchisees, to open Tully’s coffeehouses in these markets.

Leverage international opportunities. Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners. We believe the success of our former licensee, Tully’s Coffee Japan (“TCJ”), demonstrates the broader opportunity available to us in foreign markets.

Our Retail and Franchising Businesses

We operate and franchise Tully’s Coffee branded retail stores, with 78 company-operated stores and 107 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado as of March 28, 2010. Our stores are located in a variety of high–traffic urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Retail Marketing

We believe that our loyal customers are our most important marketing assets. Our focus on providing our customers with a genuine community coffeehouse experience is designed to establish loyal customers. These customers are our brand advocates and, through word-of-mouth, promote our products and share the Tully’s genuine community coffeehouse experience with their friends and colleagues.

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

We offer our customers the Tully’s Coffee Card, a stored-value payment card that serves as a convenient way to purchase our products and as an easy gift item. It is available at all company-operated Tully’s stores and select franchised stores. Our Tully’s Coffee Card includes a loyalty program that provides customer rewards for use of the card, and we enable online purchase, registration and reloading of cards for customers at www.mytullyscard.com. Business and nonprofit enterprises may purchase Tully’s Coffee Cards in bulk and co-label them for use as incentives or rewards for customers, employees and supporters.

Employees

As of March 28, 2010, we employed approximately 727 people, with approximately 672 employed in retail stores and regional retail operations. Approximately 55 work in our administrative, retail and franchisee support staff.

We offer a competitive benefits program to employees who work at least 28 hours per week. Eligible employees receive vacation, holidays, medical and dental insurance and other benefits. Store managers, and district managers participate in incentive pay programs tied to various performance criteria. Bonuses for store and district managers are based upon coffeehouse sales, profit and customer service standards. Because of our commitment to customer service, if a store or district manager’s score in customer service is below the required minimum, no bonus is given regardless of the score in other areas. None of our employees are represented by a labor union and management anticipates this will continue to be the case. Tully’s believes that its current relations with employees are satisfactory.

We believe that training and developing our coffeehouse employees and retail managers is essential to fulfilling our mission of creating the Tully’s genuine community coffeehouse experience for our customers. Delivering superior, personalized customer service reflects the soul of who we are as a company. We have specific in-store and classroom training requirements for all new retail store employees. Our training program provides our more experienced employees with advanced training in coffee history and our roasting techniques, beverage preparation, cash handling, cash register and paperwork procedures, sales techniques, and customer service. We also provide advanced training programs for our store and district managers and “train the trainers” programs for our training staff.

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

Competition

With the exception of Starbucks, which leads the retail specialty coffee segment, the industry is highly fragmented and contains no other company with a strong national brand. In addition to Starbucks, we compete with regional coffeehouses, such as Coffee Bean & Tea Leaf and Peet’s Coffee & Tea, as well as numerous local coffee shops, convenience stores, restaurants, street vendors and, to a certain degree, quick service restaurants such as McDonalds and Krispy Kreme. In addition, consumers may choose non-coffee food and beverages offered by these and other competitors as alternatives to our offerings.

We believe that our customers choose among coffeehouses based upon the quality and variety of the coffee and other products, store atmosphere and convenience, customer service and price.

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

We have incurred net losses in every year since inception except for Fiscal 2006 and Fiscal 2009, when we reported net income as a result of a $17.0 and a $28.7 million gain on the sale of intellectual property assets, respectively. We expect to report a net loss for Fiscal 2011 and likely will incur losses in future periods.

We incurred a net loss of $5.2 million while returning $6.0 million in shareholder capital in Fiscal 2010. We continue to use significant amounts of our cash resources to fund our net losses, working capital and capital expenditure requirements. As of March 28, 2010, we had cash and cash-equivalents and escrow receivable of approximately $7.1 million, compared to approximately $15.5 million as of March 29, 2009.

If we are not able to successfully execute on our Fiscal 2011 operating plan, and if we are unable to obtain financing or consummate a strategic transaction, our financial condition and results of operation will be materially adversely affected.

Our ability to execute on our Fiscal 2011 operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. During Fiscal 2010, these economic conditions continued to negatively affect our business. We continue to refine our Fiscal 2011 operating plan each quarter to contemplate lower comparable store sales than we had previously contemplated, while continually reducing administrative staff, including as recently as May 7, 2010. Despite the continued refinements and cost cutting measures implemented, we no longer have sufficient margin in our plan to absorb further declines against our expectations.

Because we do not believe that we are able to achieve additional material cost reductions, if our sales volumes decline significantly more than we expect during Fiscal 2011 we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements beginning Fiscal 2012.

We may need to raise additional capital to fund our business.

Our retail and specialty businesses have incurred significant operating expenses and losses. As we continue to operate our business, we expect these losses to continue. Based on our current projections beyond Fiscal 2011, we expect that we will deplete our cash in the first half of Fiscal 2012. As such, we believe we will likely need to secure financing in the next 18 months in order to fund our working capital requirements in Fiscal 2012. Financing alternatives available to us would likely involve significant interest and other costs or could be highly dilutive to our existing shareholders. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditure requirements, we could be required to sell stores or other significant assets to provide capital to fund our business. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

We require a significant amount of cash, which may not be available to us, to fund our capital and liquidity needs.

For most of the fiscal years since our founding, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through borrowings, assets sales and through cash provided under our international licensing relationships. We need to obtain additional financing, complete another strategic transaction or sell significant assets to provide future capital to fund our business. We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all.

GMCR acquired all of our intellectual property, including all worldwide rights to the Tully’s and Bellaccino names and brands. Our rights to use our names and brands after are subject to our license agreement with GMCR.

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

If our brand image is tarnished and our product quality diminished, our business may suffer.

The Tully’s brand may be harmed by factors that are outside of our control.

Our success depends on GMCR’s ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that GMCR maintains existing advertising and marketing on our products’ brand image and on consumer preferences. GMCR’s ability to maintain product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

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

Our success also depends in part on our continued ability to use our licensed Tully’s trademarks and trade dress in order to increase brand awareness and further develop the Tully’s brand in both domestic and foreign markets. If our efforts to protect our licensed intellectual property rights are not adequate, or if any third party misappropriates or infringes them, the value of the Tully’s brand may be harmed. We may become engaged in litigation to protect our rights, which could result in substantial costs to us as well as the diversion of management’s attention.

Finally, customers who purchase our whole bean or ground coffees may improperly store the coffees or prepare beverages from our coffee incorrectly, in either case potentially affecting the quality of the coffee prepared from our products. If customers do not perceive our products to be of high quality, then the value of the Tully’s brand may be diminished and our ability to implement our business strategy may be adversely affected.

We are dependent on GMCR for supplies of coffee and related products.

GMCR will use commercially reasonable efforts to supply to us, and we will purchase all of our requirements of whole bean and ground coffee and other coffee products for an initial term through March 27, 2014. If GMCR is unable to supply all of our requirements for coffee and related products or if the pricing under our supply agreement with GMCR is not competitive with market prices or if we are unable to maintain specified purchase volumes, our business would suffer.

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

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skill, experience and effort of our senior management team. Andrew Wynne, our chief financial and accounting officer who has served with us since September 2005, recently announced that he would leave the Company as of July 2, 2010. Additionally, our founder and chairman, Tom T. O’Keefe, plans to retire from the company on or about June 30, 2010. Our inability to transition the duties and responsibilities held by Messrs. Wynne and O’Keefe could have a significant impact on our ability to effectively manage our operations and implement our business strategy.

Our reconstituted management team must work together effectively for us to be successful.

With the departure of our chairman and chief financial and accounting officer, our management team and board will include new members. If our new team is unable to work together effectively to implement our strategies, manage our operations and accomplish our business objectives, our ability to grow our business and successfully meet operational challenges could be significantly impaired.

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

As a retailer that is dependent upon consumer discretionary spending, the Company will face an extremely challenging Fiscal 2011 if customers have less money for discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and a stagnant housing market. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the Company’s liquidity and capital resources.

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

We are dependent on GMCR for coffee roasting, packaging and distribution. For certain of our other products, we either have limited or no replacements readily available. Additionally, a significant interruption in supply from GMCR or our other key vendors would significantly impair our ability to operate our business on a day-to-day basis and would adversely affect our operating results.

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

Our product offerings are discretionary items in our customers’ budgets. Adverse economic trends may cause consumers to reduce their discretionary spending, which could have an adverse impact on our revenues. Because our retail stores are concentrated in the Seattle and San Francisco markets, an economic downturn in those regions could have a material adverse effect on our business and operations.

We face the risk of adverse publicity and litigation, actual or threatened, in connection with our products and operations.

We may from time to time be subject to complaints or actual or threatened claims from consumers alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. In particular, instances of food-borne illness whether or not traced to our stores or products, could reduce demand for our menu offerings, hurt our brand image or lead to litigation and liability. If any of our customers become ill from consuming our products, the affected stores may be forced to close or a product recall may be required. In addition, employee claims against us based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources that would otherwise be used to benefit our future performance. There is also a risk of litigation from our franchisees with regard to the terms of our franchise arrangements. We have been subject to a variety of claims from time to time, and future claims could materially adversely affect our business, prospects, financial condition, operating results or cash flows.

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

An ownership change, which may occur if there is a transfer of ownership exceeding 50% of our outstanding shares of common stock in any three-year period, may lead to a limitation on the usability of, or a potential loss of some or all of, our net operating loss carryforwards or NOLs.

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

Our future success depends to a large extent upon the availability of high-quality green Arabica coffee beans at reasonable prices. The cost of our coffee beans is subject to a range of factors, many of which are beyond our control. Coffee prices generally increased for Tully’s since Fiscal 2009. There has been increasing demand for Arabica coffee beans that could put additional upward pressure on prices or limit the quantities available to us. Natural events, civil unrest and labor issues or shipping disruptions could interrupt the supply of these premium beans or affect the cost. Green coffee bean prices have been affected in the past, and could be affected in the future, by the actions of organizations that have attempted to influence commodity prices of green coffee beans.

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

Many companies in our industry face various lawsuits filed by hourly, nonexempt employees alleging various violations of wage and hour employment laws, including without limitation, overtime pay, missed meal and rest periods, and tip sharing. We are currently defending a lawsuit in California filed by a former store employee alleging that Tully’s failed to provide adequate meal and rest periods for its employees. The plaintiff is seeking class action certification on behalf of all hourly employees in Tully’s California stores. The details of this particular lawsuit are more fully described in “Legal Proceedings.”

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

As of March 28, 2010, we had approximately 5,000 owners of record of our common stock. Notwithstanding this large number of shareholders, as of May 31, 2010, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 14.7% of our common stock, and the estate of Mr. Keith McCaw beneficially owned approximately 4.9% of our common stock as well as 15.6% of the outstanding Series A Preferred stock. The shareholdings of Mr. O’Keefe and the estate of Mr. McCaw gives each of these shareholders individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the shareholders for a vote, including any potential sale of Tully’s. The voting power held by Mr. O’Keefe and by the estate of Mr. McCaw could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

As of March 28, 2010, Tully’s operated 78 retail stores in the United States, all of which are located on property leased by or otherwise provided to us. We lease approximately 17,844 feet of office, storage, and training space in Seattle, Washington, to house our headquarters pursuant to a ten-year lease expiring May 2020 and subject to two five-year options to renew and early termination provisions at five years.

ITEM 3.	LEGAL PROCEEDINGS

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $390,000 as of March 28, 2010 to defend this litigation.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of TC Global held on March 26, 2010, the shareholders elected each nominee for director to serve until the next annual meeting of shareholders and until such director’s successor is duly elected and qualified. Shareholders also approved the adoption of our 2010 Stock Option Plan and ratified the selection of Moss Adams, LLP to serve as the Company’s independent registered public accounting firm for fiscal 2010. The shareholders did not approve the shareholder proposal regarding director compensation and term limits.

The table below sets forth the voting results on each proposal submitted to our shareholders at the Annual Meeting:

	FOR	AGAINST	ABSTAIN
Election Of Directors
Tom T. O’Keefe	2,458,601	385,015	115,587
Carl W. Pennington	2,789,046	47,929	76,626
John M. Fluke	2,004,719	790,477	128,336
Lawrence L. Hood	2,654,039	175,621	80,675
Gregory A. Hubert	2,726,309	95,844	91,447
Janet L. Hendrickson	2,731,748	87,934	90,653
Ronald G. Neubauer	2,816,710	141,333	76,752

2010 Stock Option Plan	2,578,999	189,399	208,352
Ratify Appointment Of Independent Registered Public Accounting Firm	2,847,879	29,269	99,602
Adjourn the meeting, if there are insufficient votes for approval of foregoing proposals	2,697,931	211,380	67,438
Shareholder Proposal Regarding Director Compensation And Terms	642,765	2,116,174	217,811

Note: Because the holders of our common and preferred stock voted together, as one voting group, on these proposals, each share of our Series A and Series B preferred stock voted on an as-converted to common stock basis. The number of votes cast by the holders of our preferred stock at the Annual Meeting reflects the 8:1 reverse split of our common stock, effected in June 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of March 28, 2010 there were approximately 5,000 holders of record of Tully’s common stock.

A special distribution was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. We presently do not have a plan to pay further distributions or dividends to shareholders. We intend to retain and use earnings, if any, to finance the growth of our business for an indefinite period. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under our borrowing agreements, and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of March 28, 2010)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Option Plan	144,247	$8.79	—
2004 Option Plan	182,149	$6.62	130,269
2010 Option Plan	—	$—	312,500
Equity compensation plans not approved by security holders*	108,228	$0.60	—

Total	434,624	$5.84	442,769

*	These options were granted by our chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 525,000 shares. The 1994 Option Plan expired on October 19, 2004 (this will not terminate outstanding options). As of March 28, 2010, options for 144,247 shares were outstanding under the 1994 Option Plan and options for 258,545 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

In December 2004, Tully’s shareholders approved the 2004 Stock Option Plan. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of March 28, 2010, options to purchase 130,269 common shares were outstanding under the 2004 Stock Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

In March 2010, Tully’s shareholders approved the 2010 Stock Option Plan. The 2010 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of March 28, 2010, no options had been granted under the 2010 Stock Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

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

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for our company. The selected financial information set forth below under the captions “Results of Operations Data” for Fiscal 2010, Fiscal 2009, and Fiscal 2008, and the selected consolidated balance sheet data as of March 28, 2010 and March 29, 2009, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information set forth below under the captions “Results of Operations Data” for Fiscal 2007 and Fiscal 2006 and the selected consolidated balance sheet data as of March 30, 2008, April 1, 2007, and April 2, 2006, have been derived from our audited financial statements that are not included in this report.

The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands, except per share data)
Results of Operations Data
Net Sales from continuing operations:
Retail	$35,426	$38,615	$42,897	$39,334	$38,194
Specialty	$4,144	430	(1,952)	1,647	6,864
Total	39,570	39,045	40,945	40,981	45,058
Operating loss from continuing operations	(6,028)	(8,106)	(13,955)	(10,241)	(1,936)
Income (loss) from continuing operations	$(5,191)	314	(16,311)	(10,527)	14,772
Discontinued operations:
Net Sales from discontinued operations	—	39,547	28,132	20,901	13,187
Income from discontinued operations	—	22,541	2,402	773	651
Net income (loss)	$(5,191)	$22,855	$(13,909)	$(9,754)	$15,423
Net Income (loss) per share from continuing operations:
Basic	$(1.47)	$0.10	$(5.59)	$(4.61)	$6.68
Diluted	$(1.47)	$0.05	$(5.59)	$(4.61)	$2.30
Shares used in calculation of net income (loss) per share (thousands) from continuing operations:
Basic	3,537	3,265	2,917	2,283	2,212
Diluted	3,537	6,478	2,917	2,283	6,434

Balance Sheet Data
Total assets from continuing operations	$13,721	$29,254	$13,708	$13,173	$16,577
Total assets held for sale	—	—	$5,210	$4,177	$4,950
Total assets	$13,721	$29,254	$18,918	$17,350	$21,527
Long-term obligations (including current portion) from continuing operations(1)	$4,157	$4,418	$15,661	$5,206	$3,310
Long-term obligations (including current portion) from liabilities held for sale	—	—	$66	$91	$92
Total Long-term obligations (including current portion)(2)	$4,157	$4,418	$15,727	$5,297	$3,402
Stockholders’ equity (deficit)	$(2,588)	$8,552	$(19,424)	$(4,109)	$5,127

Other Data (unaudited)
Comparable Store Sales Increase (Decrease)	(2.8)%	(6.8)%	5.0%	3.9%	(1.9)%
Retail Store Count at Period End:
Company-operated by Tully’s	78	80	93	90	88
Franchisee-operated (U.S.)	107	87	58	38	23

Total retail store count	185	167	151	128	111

International licensee stores(2)	4	2	—	—	—

Notes for Selected Financial Data

(1)	Long-term obligations (including current portion) at the end of each period shown are summarized as follows:

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(dollars in thousands)
Credit facility, current portion of long-term debt and UCC obligation and capital lease obligations	$157	$267	$12,935	$4,270	$2,209
TCAP’s obligation to Limited Partner	4,000	4,000	—	—	—
Long-term debt, net of current portion	—	—	10	19	28
Capital lease obligations, net of current portion	—	—	30	53	72
Long-term UCC note payable, net of current portion	—	—	2,310	—	—
Other liabilities	—	151	442	955	1,093

Long-term obligations (including current portion)	$4,157	$4,418	$15,727	$5,297	$3,402

(2)	As the result of the 2005 Sale to TCJ of Tully’s trademarks, store designs, proceeds and other intellectual property assets and rights for the Tully’s Business in Japan, the Tully’s stores operated and franchised by TCJ in Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and TCJ have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations for Fiscal 2010, Fiscal 2009, and Fiscal 2008, together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and through licensing fees paid to us by foreign licensees of over $17 million. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. Between Fiscal 2002 and 2006, we streamlined aspects of our operations and emphasized less capital intensive business opportunities such as wholesale and franchising. From Fiscal 2006 to Fiscal 2010, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth, which included the sale of our wholesale business and tradenames to GMCR for $40.3 million.

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

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”).

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

Trends in Our Business

Retail Division.

As of March 28, 2010, Tully’s had 78 company-operated retail stores and 107 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We have recently undertaken a strategic review of our retail business. As a result, we are implementing initiatives to improve our retail operations, retail distribution, store facilities and merchandising strategies. The ongoing goal of our retail division initiatives is to increase retail store average unit volume, increase comparable store sales and improve new store unit economics. We are simultaneously targeting operational improvements to enhance our retail margins and profitability. All of these initiatives are designed to collectively improve our sales and profitability.

Further, we continue to review of our retail locations and leasing arrangements. Since Fiscal 2009 we closed sixteen locations. Some of these store closures were a result of natural closures on lease arrangements, store refranchising, and lease terminations.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At March 28, 2010 there were 107 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees Tully’s Coffee Asia, which seeks to develop the Tully’s brand in Asia (excluding Japan) Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of March 28, 2010 we had franchised four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations

On November 23, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”), a wholly owned subsidiary of Tully’s Coffee Asia, the joint venture formed by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pte, Ltd (“AFCM”), a Singapore company, entered into a Master License Agreement with DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, to develop the Tully’s brand in South Korea. Under the terms of the Master

License Agreement, DK Retail will pay Tully’s Coffee International an initial commitment fee, an additional per store fee and is obligated to develop 100 Tully’s retail locations in South Korea over the next five years. The Master License Agreement has a renewable five year term, subject to payment of an extension fee. Subsequent to the fiscal year DK Retail opened its first two stores.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2008	$10,575	$10,898	$11,119	$8,353
Fiscal 2009	10,830	10,107	9,049	9,059
Fiscal 2010	9,980	9,782	10,098	9,710

Our revenue levels are expected to increase during the third quarter due to holiday season sales on recent trends in comparable stores sales.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for our products. During Fiscal 2010 we experienced increasing pricing associated with costs for dairy, paper and baked goods, as well as minimal increases in energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

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

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to decrease as we initiate a limited number of retail programs in Fiscal 2011. In Fiscal 2008 the company incurred significant expenses in relation to our failed public offering.

Our general and administrative costs are less discretionary than our marketing costs. We have continued to scale back expenses for our administrative staff. During Fiscal 2010 and again in the first half of Fiscal 2011 we reduced our administrative staff by several positions and implemented other cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	80	93	90
New stores	1	—	5
Closed stores	(3)	(13)	(2)

End of the period	78	80	93

Franchisee-operated stores
Stores at beginning of the period	87	58	38
New stores	23	33	21
Closed stores	(3)	(4)	(1)

End of the period	107	87	58

Total company-operated and franchised stores
Stores at beginning of the period	167	151	128
New stores	24	33	26
Closed stores	(6)	(17)	(3)

End of the period	185	167	151

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008
International franchise and licensees	4	2	—

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008	9.5%	7.6%	8.8%	2.1%
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%	(6.1)%	4.2%	(0.2)%

Results of Operations

As a result of the Green Mountain Transaction, the results of operations for the wholesale operations are reported in discontinued operations, in accordance with the guidance provided in FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“FASB ASC 360”).

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(dollars in thousands)
Continuing Operations:
Net Sales
Retail store sales	$35,426	$38,615	$42,897
Specialty sales of products	$3,620	47	203

Total sales of products	39,046	38,662	43,100
Licenses, royalties, and fees	484	383	234
Specialty—Recognition of deferred revenue	40	—	(2,389)

Total net sales	$39,570	$39,045	$40,945

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$12,704	$13,969	$15,697
Retail occupancy expenses	4,396	4,527	5,323
Specialty	2,449	37	214

Total	$19,549	$18,533	$21,234

Operating Expenses
Store operating expenses	$15,638	$17,546	$19,474
Other operating expenses:
Specialty—U.S. franchising expenses	1,565	700	506
Specialty—international division expenses	772	406	1,046

Total other operating expenses	$2,337	$1,106	$1,552

Marketing, general and administrative expenses	$6,515	$7,742	$10,435
Discontinued Operations
Net sales	$—	$39,547	$28,132
Cost of Goods Sold	—	27,920	19,858

For additional information about our operating divisions, see Note 21 of the Notes to the Consolidated Financial Statements.

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	89.6%	98.9%	104.8%
Specialty—international product sales	9.1%	0.1%	0.5%

Total sales of products	98.7%	99.0%	105.3%
Specialty—Licenses, royalties and fees	1.2%	1.0%	0.6%
Specialty—Recognition of deferred revenue	0.1%	—%	(5.9)%

Total net sales	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	35.9%	36.2%	36.6%
Retail occupancy expenses	12.4%	11.7%	12.4%
Store operating expenses	44.1%	45.4%	45.4%

Fiscal 2010 Compared To Fiscal 2009

Net Sales

Sales of products from company-operated retail stores decreased $3,189,000, to $35,426,000, principally due to the effects of closing or selling company-owned retail locations and a decrease in comparable retail stores sales of 2.8%, or $1,014,000.

The divisional breakout in total net sales increase was comprised as follows:

Total company Fiscal 2010 Compared To Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$(3,189)
Specialty	3,714
Total company	$525

The retail sales decrease represented an 8.3% decrease compared to Fiscal 2009. For Fiscal 2010 comparable retail store sales declined 2.8% as a result of the economic downturn that negatively impacted our business. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales increase (decrease) Fiscal 2010 Compared To Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(1,014)
Sales increase from new stores	226
Sales decrease from stores closed during Fiscal 2010 and Fiscal 2009	(2,401)
Total retail division	$(3,189)

Net sales for the specialty division increased by $3,714,000 for Fiscal 2010 as compared to Fiscal 2009. The increase reflects the Company’s significant ramp in business on product sales throughout the franchise units and international expansion. Further, in prior periods the Company allocated product sales to licensed and franchise stores in the wholesale business. The Company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $1,396,000, or 7.5%, to $17,100,000 for Fiscal 2010 as compared to Fiscal 2009. Retail cost of goods sold as a percent of retail store sales remained steady at 35.9% in Fiscal 2010 as compared to 36.2% in Fiscal 2009 reflecting continued initiatives on product costs, product mix, and discounts reflected in sales for the stored value card loyalty programs. Retail occupancy expenses as a percent of retail store sales increased from 11.7% in Fiscal 2009 to 12.4% in Fiscal 2010, reflecting increased occupancy levels as a percent of sales with the decreased revenue levels as described above.

Store operating expenses decreased to 44.1% as a percent of retail store sales in Fiscal 2010 and as compared to 45.4% in Fiscal 2009 as a result of continued initiatives to focus on costs associated with programs to improve retail store service levels, including store staffing and new training programs.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $1,123,000 to $2,337,000 during Fiscal 2010 from $1,106,000 in Fiscal 2009. The increase reflects our continued focus to increase U.S. and International franchise and license businesses.

Marketing, general and administrative costs decreased significantly by $1,227,000 or 15.8%, to $6,515,000 during Fiscal 2010 from $7,742,000 in Fiscal 2009. This decrease was primarily due to a $566,000 reduction in labor related expenses coupled with the $236,000 reduction in legal fees and $243,000 in occupancy expenses.

Depreciation and amortization expense decreased $514,000, or 30.1%, to $1,191,000 for Fiscal 2010 from $1,705,000 for Fiscal 2009, reflecting a lower level of depreciable assets as we reduce corporate office space and lower our depreciable store base.

Other Income (Expense)

Interest expense decreased $3,244,000 or 99.7% to $10,000 for Fiscal 2010 as compared to $3,254,000 for Fiscal 2009, primarily due to the repayment of outstanding indebtedness under the Benaroya Credit Facility and Northrim Credit Facility in the prior year.

Noncontrolling Interest

A gain of $188,000 was attributable to AFCM, the limited partner in Tully’s Coffee Asia, for Fiscal 2010, compared to $214,000 as the net loss attributable to Tully’s Coffee Asia decreased slightly.

Income Taxes

In Fiscal 2010 we experienced a $764,000 income tax benefit reflecting the five year Alternative Minimum Tax, or AMT, carryback changes enacted as part of the stimulus package for our fiscal years beginning Fiscal 2005. In Fiscal 2009 we experienced an income tax benefit of $11,474,000 reflecting the estimated income tax and AMT consequences from the Green Mountain Transaction in Fiscal 2009.

At March 28, 2010, we had federal and state net operating loss carryforwards of approximately $30,500,000 and $11,900,000, respectively. The federal net operating loss carryforwards expire between 2027 and 2030 and the state net operating losses expire between 2011 and 2030. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Net Income (Loss)

As a result of the factors described above, we had a net loss of $5,191,000 for Fiscal 2010 as compared to net income of $22,855,000 for Fiscal 2009.

Fiscal 2009 Compared To Fiscal 2008

Net Sales

Sales of products from company-operated retail stores decreased $4,282,000, to $38,615,000, due to the effect, $2,888,000 of closing or selling a total of thirteen company-owned retail locations and a decrease in comparable retail stores sales of 6.8% or 2,511,000.

The divisional increases and decreases in net sales was comprised as follows:

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

The retail sales decrease represented a 10.0% decrease compared to Fiscal 2008. For Fiscal 2009 comparable retail store sales declined 6.8% as a result of the economic downturn that negatively impacted our business 14.1% and 7.9% in the quarters ended December 30, 2008 and March 29, 2009, respectively. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales increase (decrease) Fiscal 2009 Compared To Fiscal 2008 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(2,511)
Sales increase from new stores	1,122
Sales decrease from stores closed during Fiscal 2009 and Fiscal 2008	(2,888)
Other	(5)
Total retail division	$(4,282)

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

Non-controlling interest

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

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Fiscal Years
	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(5,191)	$22,855	$(13,909)
Gain on Green Mountain Transaction	—	(28,656)	—
Franchise revenue repossession and refund provision	—	—	5,295
Adjustments for depreciation and other non-cash operating statement amounts	1,532	3,629	971

Net loss adjusted for non-cash operating statement amounts	(3,659)	(2,172)	(7,643)
Cash provided by (used) for other changes in assets and liabilities	1,795	(6,999)	1,138

Net cash used in operating activities	(1,864)	(9,171)	(6,505)
Cash proceeds from Green Mountain Transaction	—	36,800	—
Purchases of property and equipment	(641)	(976)	(2,309)
Other investing activities	(13)	271	6
Non-controlling interest in joint venture not included in other non-cash operating statements amounts	—	—	3,000
Net borrowings (repayments) of Northrim Credit Facility and capital leases	(470)	(5,034)	42
Proceeds form the Sale of Development rights	526	469
Repayment on UCC note payable	—	(4,120)	(2,000)
Proceeds from Benaroya Credit Facility	—	(7,482)	7,482
Foreign currency translation adjustment	(7)	(34)	—
Shareholder distribution	(5,994)	—	—
Cash in lieu of fractional stock on reverse split	—	—	(12)
Proceeds from warrant and stock option exercise	27	—	137

Net increase (decrease) in cash and cash equivalents	$(8,436)	$10,723	$(159)

Overall, our operating activities, investing activities, and financing activities used $8,436,000 of cash during Fiscal 2010 as compared to providing $10,723,000 of cash during Fiscal 2009, primarily due to the special shareholder distribution on May 20, 2009.

Cash used by operating activities for Fiscal 2010 was $1,864,000, a change of $7,307,000 compared to Fiscal 2009 when operating activities used cash of $9,171,000. This related primarily to collections of accounts receivable of $4,785,000 due to final collection of certain trade receivables related to the discontinued wholesale business, offset by a cash usage in accounts payable and accrued liabilities of $5,094,000 as the company made final payments to wholesale vendors as required under the GMCR Agreement.

Investing activities used cash of $128,000 in Fiscal 2010, as capital expenses decreased with minimal company owned store investments in the period, offset by development fees collected in the prior period.

Financing activities used cash of $6,444,000 in Fiscal 2010, which included the special distribution of $5,994,000 paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

Contractual Commitments

We did not have any off-balance sheet arrangements as of March 28, 2010. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of March 28, 2010:

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
TCAP obligation to Limited Partner	$4,000	$4,000	—	—	—
Other debt	157	157	—	—	—
Operating leases	12,249	3,328	4,490	2,462	1,969

	$16,406	$7,485	$4,490	$2,462	$1,969

Liquidity and Capital Resources

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to GMCR and, in consideration therefor, received $40,300,000. We used these proceeds to improve our liquidity without shareholder dilution, repay our debt, provide for a shareholder distribution paid May 20, 2009, and develop our domestic retail and franchise and our international retail, wholesale, and franchise businesses.

As of March 28, 2010 we had cash and cash equivalents and escrow receivable (collected March 29, 2010) of $7,058,000, of which $1,043,000 was held in Tully’s Coffee Asia and limited in use, and a working capital deficit of $2,927,000, which also includes TCAP’s $4,000,000 obligation to AFCM, which obligation is not expected to be satisfied by funds held by TC Global, Inc. As discussed in Note 12, On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of US$4,000,000. As of March 28, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations.

Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during winter due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents and escrow receivable (collected March 29, 2010) of $7,058,000, of which $1,043,000 was held in Tully’s Coffee Asia and limited in use, will be sufficient to fund our ongoing operations through Fiscal 2011. Our current operating plan does not depend upon obtaining financing and if achieved, would allow us to meet our anticipated cash needs for the next 12 months.

Because we do not believe that we are able to achieve additional material cost reductions, if our sales volumes decline significantly more than we expect during Fiscal 2011 we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements beginning Fiscal 2012.

Further, based on our current projections beyond Fiscal 2011, we expect that we will deplete our cash in the first half of Fiscal 2012. As such, we believe we will likely need to secure financing in the next 18 months in order to fund our working capital requirements in Fiscal 2012. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we could be required to sell stores or other significant assets to provide capital to fund our business. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe the following critical accounting policies affect our more significant judgments and estimates used in our consolidated financial statements, and should be read in conjunction with the Consolidated Financial Statements. Our critical accounting policies relate particularly to (1) revenue recognition, (2) evaluation of long-lived assets for impairment, and (3) share based payments.

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

Assets and liabilities to be disposed of by sale are, among other factors, classified as “Held for Sale” at which point management has committed to a plan for the disposition, the sale is probable and expected to occur within 12 months and the assets are in sellable condition. No such impairment was recorded in Fiscal 2010 as expected closure asset sales are expected to exceed costs. Disclose the impairment recorded in 2010

Share Based Payments

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

In December 2007, the FASB issued established accounting and reporting standards for the noncontrolling interest (currently referred to as non-controlling interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The guidance, which was effective for the Company at the beginning of the fiscal year 2010, is applied prospectively upon adoption except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The adoption had no impact on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

On June 29, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events after the balance sheet date to June 28, 2010 which is the date the financial statements were issued.

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

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all material purchase transactions are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of TC Global, Inc., and the Report of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TC Global, Inc.

We have audited the accompanying consolidated balance sheets of TC Global, Inc. and subsidiaries as of March 28, 2010 and March 29, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the periods ended March 28, 2010, March 29, 2009 and March 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC Global, Inc. as of March 28, 2010 and March 29, 2009, and the consolidated results of its operations and its cash flows for each of the periods ended March 28, 2010, March 29, 2009 and March 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

June 28, 2010

TC GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 28, 2010	March 29, 2009
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,558	$11,994
Escrow receivable	3,500	3,500
Income tax receivable	931	—
Accounts receivable, net of allowance for doubtful accounts of $704 and $578 at 2010 and 2009, respectively	585	6,617
Inventories	1,381	1,112
Prepaid expenses and other current assets	274	538
Related party receivable	—	1,162

Total current assets	10,229	24,923
Property and equipment, net	2,184	2,783
Goodwill	45	332
Related party receivable, net of current portion	1,000	1,000
Other assets	263	216

Total assets	$13,721	$29,254

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,498	$4,973
Accrued liabilities	2,061	4,613
Credit line and current portion of long-term debt	157	266
Current portion of capital lease obligations	—	1
Deferred revenue	4,271	3,369
Current portion of deferred gain on sale of wholesale segment	169	169
Note payable due to limited partnerin TCAP	4,000	4,000

Total current liabilities	13,156	17,391
Other liabilities	—	151
Deferred lease costs	249	416
Deferred revenue, net of current portion	715	386
Deferred gain on Sale of Wholesale Segment, net of current portion	2,189	2,358

Total liabilities	16,309	20,702

Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 and 12,790,874 issued and outstanding at 2010 and 2009, respectively; stated value of $2.50 per share liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 and 3,288,772 shares issued and outstanding at 2010 and 2009, respectively, stated value of $18.00 per share liquidation preference	19,706	19,594
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized, 3,590,349 and 3,584,349 issued and outstanding at 2010 and 2009, respectively, stated value of $2.50 per share liquidation preference	7,958	7,958
Additional paid-in capital	24,089	29,955
Accumulated other comprehensive loss	(41)	(34)
Accumulated deficit	(84,371)	(79,180)

Total stockholders’ equity (deficit) attributable to TC Global, Inc.	(4,186)	6,766
Non-Controlling interest	1,598	1,786

	(2,588)	8,552

Total liabilities and stockholders’ equity	$13,721	$29,254

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$35,426	$38,615	$42,897
Specialty sales of products	3,620	47	203

Total sales of products	39,046	38,662	43,100
Licenses, royalties, and fees	484	383	234
Recognition of deferred license revenue	40	—	(2,389)

Net sales	39,570	39,045	40,945

Cost of goods sold and operating expenses
Retail cost of goods sold	12,704	13,969	15,697
Retail occupancy expenses	4,396	4,527	5,323

Total retail cost of goods sold and related occupancy expenses	17,100	18,496	21,020
Specialty cost of goods sold	2,449	37	214

Cost of goods sold and related occupancy expenses	19,549	18,533	21,234
Store operating expenses	15,638	17,546	19,474
Other operating expenses	2,337	1,106	1,552
Marketing, general and administrative costs	6,515	7,742	9,002
Depreciation and amortization	1,191	1,705	2,186
Impairment of goodwill and long-lived assets	368	237	—
Recognition of deferred offering costs	—	—	1,433
Store closure and lease termination costs	—	282	19

Total cost of goods sold and operating expenses	45,598	47,151	54,900

Operating loss	(6,028)	(8,106)	(13,955)
Other income (expense)
Interest expense	(10)	(3,254)	(2,136)
Interest income	5	43	—
Miscellaneous income (expense)	(110)	74	4
Loan guarantee fee expense	—	(131)	(222)

Total other income (expense)	(115)	(3,268)	(2,354)

Income (loss) from continuing operations before income taxes	(6,143)	(11,374)	(16,309)
Income tax benefit (expense)	764	11,474	(2)

Net income (loss) from continuing operations	$(5,379)	$100	$(16,311)

Non-controlling interest	188	214	—
Net income (loss) from continuing operations attributable to TC Global, Inc.	$(5,191)	$314	$(16,311)
Discontinued operations (Note 3)
Income from discontinued operations	$—	$34,948	$2,402
Income tax benefit (expense)	—	(12,407)	—

Income from discontinued operations	$—	$22,541	$2,402

Net income (loss) attributable to TC Global, Inc.	$(5,191)	$22,855	$(13,909)

Continuing operations—basic and diluted
Continuing operations—basic	$(1.47)	$0.10	$(5.59)
Continuing operations—diluted	$(1.47)	$0.05	$(5.59)
Discontinued operations—basic and diluted
Discontinued operations—basic	$—	$6.90	$0.82
Discontinued operations—diluted	$—	$3.48	$0.82
Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$(1.47)	$7.00	$(4.77)
Earnings (loss) per share—diluted	$(1.47)	$3.53	$(4.77)
Weighted average shares used in computing basic and diluted earnings (loss) per share (in thousands)
Earnings (loss) per share—basic	3,537	3,265	2,917
Earnings (loss) per share—diluted	3,537	6,478	2,917

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2010, March 29, 2009, and March 30, 2008

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated deficit	Non-controlling interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, April 1, 2007	15,559,152	$34,639	4,920,709	$10,911	2,406,570	$9,822	$28,645	$—	$(88,126)		$(4,109)
Exercise of common stock warrants					258,278	394					394
Series A Preferred stock converted to common stock	(2,628,778)	(5,856)			371,491	5,856					—
Series B Preferred stock converted to common stock			(1,307,360)	(2,902)	163,416	2,902					—
Exercise of stock options					40,082	6					6
Issuance of common stock warrants for loan fees							635				635
Issuance of common stock warrants for loan guarantee							185				185
Issuance of common stock under terms of legal settlement					11,719	132					132
Cash in lieu of fractional stock on reverse split					335	(12)					(12)
Stock option expense							199				199
Accrued expense paid through grant of stock options							55				55
Non-controlling interest in joint venture										6,000	6,000
Subscription receivable								(3,000)			(3,000)
Net loss									(13,909)		(13,909)

Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	$(102,035)	$6,000	$(13,424)

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2010, March 29, 2009, and March 30, 2008

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated Other Comprehensive Loss	Accumulated deficit	Non-controlling interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)		$(102,035)	$6,000	$(13,424)
Exercise of common stock warrants					1,914	—						—
Series A Preferred stock converted to common stock	(139,500)	(310)			19,717	310						—
Series B Preferred stock converted to common stock			(29,000)	(51)	2,875	51						—
Exercise of stock options					655	—						—
Issuance of common stock under terms of legal settlement					11,720	133						133
Stock option expense							201					201
Accrued expense paid through grant of stock options							35					35
Subscription receivable								3,000				3,000
Obligation to minority shareholder in TCAP											(4,000)	(4,000)
Net Income										22,855	(214)	22,641
Foreign currency translation adjustment									(34)			(34)

Total comprehensive income												22,821

Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$—	(34)	$(79,180)	$1,786	$8,552

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 28, 2010, March 29, 2009, and March 30, 2008

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Non-controlling interest	Total
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$(34)	$(79,180)	$1,786	$8,552
Exercise of common stock warrants					205,332	$32					$32
Exercise of stock options					51,851	$3					$3
Exercise of stock options utilizing net exercise					10,880	$(8)					$(8)
Adjustments to Preferred B Shares			6,000
Stock option expense							$128				128
Shareholder Distribution							$(5,994)				$(5,994)
Liability paid through issuance of stock					7,032	$85					$85
Net loss									$(5,191)	(188)	$(5,379)
Foreign currency translation adjustment								$(7)			(7)
Comprehensive loss											(5,386)
Balance, March 28, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,089	$(41)	$(84,371)	$1,598	$(2,588)

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Cash Flows

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(5,191)	$22,855	$(13,909)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,191	1,705	2,764
Impairment of goodwill and long-lived assets	368	237	—
Store closure costs charged to operations	—	282	19
(Gain) loss on sale of property and equipment	(23)	(72)	(3)
Gain on Sale of Wholesale Segment	—	(28,656)	—
Stock option expense	128	201	199
Provision for doubtful accounts	316	287	121
Loan guarantee fee expense	—	131	222
Non-cash interest expense	—	1,101	529
Reversal of deferred license revenue	—	—	(1,800)
Non-controlling interest	(188)	(214)	—
Franchise revenue repossession and refund provision	—	—	5,295
Recognition of deferred gain on Sale of Wholesale Business	(169)	—	—
Recognition of deferred revenue	(91)	(29)	(1,080)
Changes in assets and liabilities
Accounts receivable	4,785	1,257	(1,523)
Restricted Cash (Escrow Receivable)	—	(3,500)	—
Inventories	(268)	325	(887)
Prepaid expenses and other current assets	1,743	(1,550)	556
Accounts payable	(2,475)	(3,626)	2,642
Accrued liabilities	(2,619)	(195)	165
Deferred revenue	796	683	504
Deferred lease costs	(167)	(393)	(319)

Net cash used in operating activities	(1,864)	(9,171)	(6,505)

Cash flows from investing activities
Net proceeds from Sale of Wholesale Segment	—	36,800	—
Proceeds from sale of fixed assets	25	256	—
Proceeds from sale of development rights	526	469	—
Purchases of property and equipment	(641)	(976)	(2,309)
Other	(38)	15	6

Net cash (used in) provided by investing activities	(128)	36,564	(2,303)

Cash flows from financing activities
Net borrowings (repayments) under Northrim credit facility	—	(4,652)	596
Payments on long-term debt (including convertible note) and capital leases	(470)	(382)	(554)
Proceeds (repayments) under Benaroya credit facility	—	(7,482)	7,482
Repayment on UCC note payable	—	(4,120)	(2,000)
Non-controlling interest contribution to joint venture	—	—	3,000
Cash in lieu of fractional stock on reverse split	—	—	(12)
Foreign currency translation adjustment	(7)	(34)	—
Shareholder distribution	(5,994)	—	—
Proceeds from exercise of stock options and warrants	27	—	137

Net cash (used in) provided by financing activities	(6,444)	(16,670)	8,649

Net increase (decrease) in cash and cash equivalents	(8,436)	10,723	(159)
Cash and cash equivalents
Beginning of period	11,994	1,271	1,430

End of period	$3,558	$11,994	$1,271

TC Global, Inc.

Consolidated Statements of Cash Flows

(continued)

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars in thousands)
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$10	$3,254	$2,136
Non-cash activity
Issuance of note payable to UCC for franchise repossession	—	—	$6,000
Accrued expense paid through grant of stock options	128	35	55
Warrant issued for loan commitment fee	—	—	635
Discount recorded for note proceeds	—	—	582
Discount recorded for UCC note	—	—	690
Warrants issued for loan guarantee	—	—	185
Insurance premiums financed through note payable	360	545	341
Liability paid through issuance of stock	85	132	132

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and significant accounting policies

The Company and nature of operations

TC Global, Inc. (formerly Tully’s Coffee Corporation”) was formed in 1992 and is a specialty retailer licensing the Tully’s Coffee business names and trademarks in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is known for gourmet coffees, wide selection of barista beverages, delicious assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and our genuine community coffeehouse experience. Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Additionally, our specialty division oversees our Asian joint venture, which we refer to as “Tully’s Coffee Asia,” which seeks to develop the Tully’s brand in Asia (excluding Japan) Australia and New Zealand, foreign licensing, wholesale distribution and other business activities through our wholly owned subsidiary Tully’s Coffee Asia Pacific, Inc. (“TCAP”).

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect the financial position and operating results of Tully’s, including wholly owned subsidiaries and joint ventures, controlled by the Company. Intercompany transactions and balances have been eliminated.

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

Accounts Receivable

Tully’s provides products to approved customers and franchisees on an open account basis. We generally do not require collateral on trade receivables. Tully’s reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on the risk of specific customers. Historically, credit related losses on trade receivables have not been significant. In Fiscal 2010 we significantly increased or allowance for doubtful accounts consistent to our history of collections within our Specialty division.

Escrow and Related Party Receivable

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. (“GMCR”) pursuant to the Asset Purchase Agreement, dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the Green Mountain Coffee Roasters, Inc., Tully’s Coffee Corporation, and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”). The total purchase price included an indemnification claim escrow holdback equal to $3,500,000 (the “Escrow”). The Escrow was subject to a twelve-month holdback. On March 29, 2010, the full $3,500,000 was released from the Escrow and paid to the Company.

In December 2008 TCAP granted Asia Food Culture Management Pte. Ltd., a Singapore company and the limited partner in Tully’s Coffee Asia (“AFCM”), a $1,000,000 loan to be paid through future distributions of Tully’s Coffee Asia.

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution facility and our authorized vendors.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is provided on the straight-line method over the estimated economic lives. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated economic lives (generally ten years) or the applicable lease term as defined under GAAP. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced due to impairment charges.

Assets held for sale and impairment of long-lived assets

Accounting for the impairment or disposal of long-lived assets requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If impairment has occurred, an impairment loss must be recognized.

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

Segment reporting

We present segment information in accordance with guidance which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management.

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

Concentrations of credit risk

We sell to various individuals and organizations while extending credit to customers and franchisees and are therefore subject to credit risk. Tully’s maintains its cash and investment balances with what we believe to be high credit quality financial institutions.

Store pre-opening costs

Costs incurred in connection with start-up and promotion of new store openings are expensed when incurred.

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $822,000, $943,000, and $1,518,000 during Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively. Local store advertising and marketing costs are reported in store operating expenses, while general advertising and marketing costs for the Company and our Retail and Specialty divisions are reported in marketing, general and administrative costs.

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

Asset Retirement Obligations

The Company is required to recognize a liability for the fair value of required asset retirement obligations (“ARO”), if such liability is expected, when the obligations are incurred. The Company’s potential AROs are primarily associated with lease arrangements and leasehold improvements arising in the Company owned locations which, in some instances at the end of a lease, the Company is contractually obligated to remove all assets in order to comply with the lease agreement if they cannot successfully find a replacement tenant, sell the improvements or enter into alternative agreements with the landlords. The future obligation are to be estimated based on a number of assumptions requiring management’s judgment, including net store closing costs, cost inflation rates and discount rates, and is to be accreted to its projected future value over time. The capitalized asset is to be depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of March 28, 2010 and March 29, 2009, management has determined that the potential obligation is not significant due to the nature of the lease arrangements and related leasehold improvements and the historical costs related to store closures and /or lease terminations.

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

In April 2007, the FASB issued established accounting and reporting standards Accounting for Uncertainty in Income Taxes which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The guidance applies to all tax positions accounted for under FASB ASC 740, “Accounting for Income Taxes.” There was no adjustment required to be made to our opening retained earnings balance upon adoption of the guidance. We have elected to treat interest and penalties accrued on unrecognized tax benefits as a component of income tax expense within our financial statements. See Note 10 for additional detail on the Company’s tax positions.

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

The compensation cost for awards granted prior to April 3, 2006 is based on the grant-date fair value of the stock-based award estimated in accordance with the pro forma provisions of FASB ASC 718, while awards granted after April 2, 2006 follow the provisions of FASB ASC 718. Compensation cost for awards granted prior to April 2, 2006 is recognized on a straight-line basis over the requisite service period for each separately remaining vesting portion of the award, while compensation cost for awards granted after April 2, 2006 is recognized on a straight-line basis over the requisite service period for the entire award.

For all of these stock-based awards, we have used the Black-Scholes option pricing model for the valuation for stock option awards on the date of grant. These computations are affected by the estimated fair value of our stock at the grant date as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected life of the award, our expected stock price volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock option awards is determined in accordance with FASB ASC 718, the Black-Scholes option pricing model requires the input of subjective assumptions, and other reasonable assumptions could provide differing results.

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

Reclassifications

Reclassifications of prior year balances have been made to conform to the current year classifications and have no impact on net income (loss) or financial position. In September of 2008, the Company entered into an agreement to sell its wholesale division. (See “Note 3—Discontinued Operations—Sale of Wholesale Segment) For purposes of comparability, the results of these operations have been reclassified from continuing operations to discontinued operations for all years presented in the accompanying consolidated statements of operations.

Consolidation of Asian Joint Venture

During Fiscal 2008, TCAP became the general partner of Tully’s Coffee Asia, a limited partnership. Tully’s Coffee Asia seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is managed by the founder and former chief executive officer of TCJ. AFCM has limited rights with respect to the management and control of Tully’s Coffee Asia. TCAP, as the general partner of Tully’s Coffee Asia, has control of the partnership and full voting rights.

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, within twelve (12) months of the closing of the GMCR Transaction. TCAP has classified this obligation as a current liability and offset AFCM’s non-controlling interest equally.

As of March 28, 2010 TCAP had not met this obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s interest. If TCAP is unsuccessful in either finding a buyer for AFCM interest or in the settlement negotiations we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP. This obligation is not currently guaranteed by TC Global, Inc. and there are currently no intentions of repayment aside from those funds available in TCAP or successfully finding a third party buyer for the 25% interest.

New accounting standards

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

In December 2006, the FASB issued FASB ASC 820 – Fair Value Measurements and Disclosures. The guidance defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 – Fair Value Measurements and Disclosures is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FASB ASC 820 – Fair Value Measurements and Disclosures does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of the guidance are effective for our fiscal year beginning March 31, 2008. See notes 8 and 9 below regarding the impact of the adoption of this standard. See also discussion of the interpretation of this pronouncement below.

In December 2007, the FASB issued FASB ASC 805 – Business Combinations. The guidance retains the fundamental requirements in FASB ASC 805 – Business Combinations that the acquisition method of accounting (which FASB ASC 805 – Business Combinations called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FASB ASC 805 – Business Combinations also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB ASC 805 – Business Combinations applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after January 1, 2009 for the Company). Early application is not permitted. The adoption of this standard did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued established accounting and reporting standards for the noncontrolling interest (currently referred to as non-controlling interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The guidance, which was effective for the Company at the beginning of the fiscal year 2010, is applied prospectively upon adoption, except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The adoption of this standard has affected the presentation of noncontrolling interest on consolidated balance sheets, statement of stockholders equity (deficit), and statements of operations as noncontrolling interest is presented as a component of equity and net income (loss) is adjusted to include noncontrolling interest.

On June 29, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events after the balance sheet date to June 28, 2010 which is the date the financial statements were issued.

In June 2009, the FASB amended the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The adoption of this standard did not have a material impact on the consolidated financial statements.

2. Liquidity

On March 27, 2009, we completed the sale of the assets associated with our business names, trademarks, and wholesale business to GMCR and, in consideration therefor, received $40,300,000. We used these proceeds to improve our liquidity without shareholder dilution, repay our debt, provide for a shareholder distribution paid May 20, 2009, and develop our domestic retail and franchise and our international retail, wholesale, and franchise businesses.

As of March 28, 2010 we had cash and cash equivalents and escrow receivable (collected March 29, 2010) of $7,058,000, of which $1,043,000 was held in Tully’s Coffee Asia and limited in use, and a working capital deficit of $2,927,000, which also includes TCAP’s $4,000,000 obligation to AFCM, which obligation is not expected to be satisfied by funds held by TC Global, Inc. As discussed in Note 12, On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of US$4,000,000. As of March 28, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations.

Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels are expected to increase during winter due to holiday season merchandise. Inventories are also subject to short-term fluctuations based upon the timing of coffee receipts.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents and escrow receivable (collected March 29, 2010) of $7,058,000, of which $1,043,000 was held in Tully’s Coffee Asia and limited in use, will be sufficient to fund our ongoing operations through Fiscal 2011. Our current operating plan does not depend upon obtaining financing and if achieved, would allow us to meet our anticipated cash needs for the next 12 months.

Because we do not believe that we are able to achieve additional material cost reductions, if our sales volumes decline significantly more than we expect during Fiscal 2011 we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements beginning Fiscal 2012.

Further, based on our current projections beyond Fiscal 2011, we expect that we will deplete our cash in the first half of Fiscal 2012. As such, we believe we will likely need to secure financing in the next 18 months in order to fund our working capital requirements in Fiscal 2012. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we could be required to sell stores or other significant assets to provide capital to fund our business. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Discontinued Operations—Sale of Wholesale Segment

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to GMCR, pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million under the agreement.

Therefore, the Company classified the results of operations for the wholesale operations in discontinued operations, in accordance with the guidance provided in FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“FASB ASC 360”). The discontinued operations and assets held for sale represent only those pertaining to the Green Mountain Transaction, and do not include any results relating to those activities which are expected to continue under the license agreement due to this continuing involvement.

Upon closing the Green Mountain Transaction, Tully’s received $36,800,000; the remaining $3,500,000 of the purchase price was placed in escrow and received March 29, 2009. Tully’s recognized a gain of $28,656,000 on the sale, as follows (dollars in thousands):

Cash sales price for the Green Mountain Transaction	$40,300
Deferred Gain:
License Agreement(1)	(2,523)
Supply Agreement(2)	(4)
Sale of PP&E related to the Green Mountain Transaction	(2,862)
Sale of Inventory related to the Green Mountain Transaction	(2,413)
Write-off of assets and intangible assets not sold and related to wholesale segment	(123)
Less—transaction costs	(3,719)

Gain on Sale of Wholesale Segment	$28,656

(1)	Utilizing a valuation method that included the income approach and relief from royalty rate method, the company has valued the use of the trademarks in the License Agreement at $2,523,000 and will amortize the deferred gain of the perpetual license over a 15 year period.
(2)	Since there are no direct revenue streams related to the Supply Agreement and it is at market rates, we determined that a market participant would pay no more than the costs required to replace or recreate the Supply Agreement. Therefore, the Company valued the Supply Agreement at $4,400 and will amortize the deferred gain over a 5 year period.

Operation of Roasting Facility

Under the terms of the GMCR Agreement, we operated our roasting and distribution facility for the benefit and at the financial obligation of GMCR through November 2009, when GMCR transitioned roasting and packaging into a new facility.

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

Noncompetition Agreements

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

4. Income tax receivable, Accounts receivable and allowance for doubtful accounts

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

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 28, 2010	March 29, 2009
	(dollars in thousands)
Balance, beginning of the year	$578	$321
Additions charged to costs and expenses	316	287
Write-offs and other deductions	(190)	(30)

Balance, end of the year	$704	$578

In Fiscal 2010 we experienced a $764,000 income tax benefit reflecting the five year Alternative Minimum Tax, or AMT, carryback changes enacted as part of the stimulus package for our fiscal years beginning Fiscal 2005. As a result of this benefit the company recorded a $931,000 income tax receivable.

5. Inventories

Inventories consist of the following:

	March 28, 2010	March 29, 2009
	(dollars in thousands)
Coffee
Roasted	320	186
Other goods held for sale	457	478
Packaging and other supplies	604	448

Total	$1,381	$1,112

6. Related Party Receivable and Other Assets

Other assets consist of the following:

	March 28, 2010	March 29, 2009
	(dollars in thousands)
Receivable from Limited Partner in TCAP Joint Venture	$—	$1,162
Long-term receivable from Limited Partner in TCAP Joint Venture	1,000	1,000

Total receivable from Limited Partner in TCAP joint venture	$1,000	$2,162

Security deposits and other assets	$263	$216

In December 2008, TCAP granted AFCM a $1,000,000 loan to be paid through future distributions of Tully’s Coffee Asia. Further, as of March 29, 2009, $1,162,000 was receivable from AFCM in full satisfaction of TCAP’s promissory note owed by TCAP to Tully’s Coffee Asia and on March 27, 2009 paid to AFCM directly and subsequently distributed by AFCM to Tully’s Coffee Asia on April 22, 2009.

7. Property and equipment

Property and equipment consist of the following:

	March 28, 2010	March 29, 2009
	(dollars in thousands)
Machinery and equipment	$8,020	$7,854
Leasehold improvements	11,814	12,021
Furniture and fixtures	2,886	2,732
Software	281	271

	23,001	22,878
Less: Accumulated depreciation and amortization	(20,817)	(20,095)

Total	$2,184	$2,783

8. Goodwill and intangible assets

As of March 28, 2010 and March 29, 2009 goodwill was $45,000 and $332,000, respectively. Under FASB ASC 350, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed using a discounted cash flow approach with the reporting unit at the retail store level. An impairment charge of of $287,000 was incurred in Fiscal 2010, which was calculated using level 3 inputs, as defined under ASC 820, Fair Value Measurements. No such impairment occurred for Fiscal 2009 and Fiscal 2008.

9. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $82,000 and $237,000 in the fourth quarter of Fiscal 2010 and Fiscal 2009 respectively, in accordance with the provisions of FASB ASC 360. This relates to impairment of leasehold improvements and equipment. The impairment analysis was performed first testing for recoverability, then measuring for impairment, consistent with the provisions of ASC 360. The impairment charge of $82,000 in Fiscal 2010 was calculated using a discounted cash flow approach which is considered level 3 inputs as defined under ASC 820. These reviews were performed in connection with the development and implementation of our annual business plans.

10. Income taxes

Our benefit primarily relates to federal alternative minimum tax (“AMT”) refund claims. The Worker, Homeownership, and Business Assistance Act of 2009 (“2009 Worker Act”) was enacted in November 2009. The 2009 Worker Act provided for an extended five year net operating loss carryback period and suspended the AMT net operating loss limits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 28, 2010	March 29, 2009
Deferred tax assets
Net operating loss carryforwards	$10,421	$7,101
Stock options	111	83
Deferred revenue	836	1,052
Property and equipment	2,240	1,206
Store closures and lease termination costs	4	42
Deferred lease costs	88	148
Tax credit	48	803
Allowance for doubtful accounts	249	205
Accrued vacation and other liabilities	175	677
Investment in joint venture	2,291	3,161
Other	38	139

Total deferred tax assets	$16,501	$14,617

Deferred tax liabilities
Prepaid expenses and other	(269)	—
Less: Valuation allowance	$(16,232)	$(14,617)

Net deferred tax asset	—	—

At March 28, 2010, we had federal and state net operating loss carryforwards of approximately $30,500,000 and $11,900,000, respectively. The federal net operating loss carryforwards expire between 2027 and 2030 and the state net operating losses expire between 2011 and 2030.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes for continuing and discontinued operations is summarized as follows (dollars in thousands):

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
Current taxes
Federal	$(754)	$493	$—
State	(4)	395	2

Total current	(758)	888	2

Deferred taxes	—	—	—

Income tax expense	$(758)	$888	$2

A reconciliation of the statutory federal income tax rate to Tully’s effective tax rate is as follows:

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
Tax expense (benefit)
Federal statutory rate	34.0%	34.0%	(34.0%)
State income taxes, net of federal benefit	1.3%	1.5%	(1.9%)
Rate change	(0.1%)	0.5%	3.7%
Stock compensation	(0.2%)	6.7%	(2.3%)
Other	4.3%	7.9%	3.5%
Valuation allowance	(26.5%)	(46.9%)	31.0%

Effective income tax rate	12.8%	3.7%	0.0%

As of March 28, 2010 and March 29, 2009, the Company had no unrecognized tax benefits or associated interest and penalties. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company is subject to federal and state income taxes. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss balance.

The Company is not currently under Internal Revenue Service (IRS) or state examination.

11. Accrued liabilities

Accrued liabilities consist of the following:

	March 28, 2010	March 29, 2009
	(dollars in thousands)
Employee wages and taxes	$1,073	$1,398
Professional fees and services	390	696
Accrued lease termination and store closure costs	11	117
Accrued real estate and property taxes	188	140
Accrued discounts and allowances	7	616
Accrued interest	—	42
Federal and state taxes payable	240	1,164
Other	152	440

Total	$2,061	$4,613

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

In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note accrued interest at 3.0% per year and is due in annual principal installments of $1,000,000 commencing on December 28, 2008. Tully’s had issued a limited guaranty for TCAP obligations under the note, which was generally secured by the assets of Tully’s and TCAP related to the licensed territories, including Tully’s stock in TCAP, TCAP’s interest in Tully’s Coffee Asia, Tully’s trademarks for the Licensed Territories and Tully’s interest as licensor of Tully’s Coffee Asia, but was non-recourse as to Tully’s other assets.

On March 27, 2009, the promissory note with UCC was repaid in full. Concurrently with the repayment of the promissory note, UCC released its conditional security interest in Tully’s assets.

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP, and AFCM, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia . The GP Loan accrued interest at an annualized rate of 15%.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, Tully’s Coffee Asia issued a convertible promissory note to AFCM in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that Tully’s Coffee Asia has made distributions to AFCM in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection, Tully’s has granted AFCM a preferential right to receive from Tully’s Coffee Asia, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of Tully’s Coffee Asia profits available for distribution, and that, after receipt by AFCM of the full preference amount all subsequent cash distributions of profits shall be shared equally between TCAP and AFCM. Any subsequent cash distributions to AFCM would first be applied to retire the LP Loan.

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, by March 27, 2010. As of March 28, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP.

Other Obligations

Other obligations under credit lines and long-term debt consist of the following:

	March 28, 2010	March 29, 2009
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 4.31%, through March 2011 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	157	257
Vehicle purchase note payable in monthly installments of approximately $833 including interest at 3.98%, through March 2010, secured by the related vehicles	—	10

	157	267
Less: Current portion	(157)	(267)

Long-term debt, net of current portion	$—	$—

13. International licenses and deferred revenue

UCC Ueshima Coffee Company, Ltd.

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

In the fourth quarter of Fiscal 2008, Tully’s determined that the termination of the license agreement under the Settlement Agreement (defined in Note 17, “Commitments and Contingencies”) and the resulting $6.0 million note payable represented a “repossession” under FASB ASC 952, Accounting for Franchise Fee Revenue. In accordance with SFAS 45, Tully’s reversed $3.5 million in previously recognized license revenue and $1.8 million in deferred license fee revenue.

Deferred licensing revenue recognized under the agreements with Tully’s Coffee Japan and the license agreement with UCC is summarized as follows (dollars in thousands):

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
Recognition of deferred license revenue under international agreements

Periodic recognition of deferred license revenue under UCC license agreement	—	—	1,080

Reversal of previously recognized deferred license revenue under UCC license agreement	—	—	(3,469)

Total deferred license revenue recognized under agreements with Tully’s Coffee Japan and UCC	$—	$—	$(2,389)

Deferred licensing revenue recognized under international and domestic license agreements and store value cards is summarized as follows (dollars in thousands):

March 28, 2010
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$426
Less: Deferred licensing revenue recognized in net sales	(40)

Net decrease in deferred licensing revenue for the period	386
Deferred license revenue
Beginning of period	488

End of period	874
Less: Non-current portion	715

Current portion of deferred licensing revenue	159
Deferred revenue from stored value cards	4,112

Current portion deferred revenue	$4,271

14. Investment in Joint Venture

On January 7, 2008, TCAP, a wholly owned subsidiary of Tully’s, and AFCM, a Singapore company, entered into a limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”). The joint venture seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is managed by the founder and former chief executive officer of TCJ.

In connection with the formation of Tully’s Coffee Asia, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to Tully’s Coffee Asia. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to Tully’s Coffee Asia on January 7, 2008, $500,000 paid on January 31, 2008, and the $3.0 million balance was paid on March 31, 2008. Of the capital contributed by

AFCM, $3.0 million was distributed by Tully’s Coffee Asia to TCAP, and the remaining $3.0 million will be used by Tully’s Coffee Asia for development of its business. The $3.0 million capital distribution from Tully’s Coffee Asia to TCAP includes (1) $500,000 cash distributed to Tully’s on January 8, 2008, (2) $2,000,000 paid to UCC on January 8, 2008, and (3) $500,000 paid to TCAP on January 31, 2008. Each of TCAP (general partner) and AFCM (limited partner) owns 50% of the partnership interests of Tully’s Coffee Asia. Under its license agreement with Tully’s, Tully’s Coffee Asia is obligated to pay Tully’s a royalty equal to one percent of the applicable revenue base from operations in the Licensed Territories, commencing on April 1, 2008. Revenues associated with TCAP will be reported under our Specialty segment.

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4,000,000, by March 27, 2010. As of March 28, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP.

15. Related-party transactions

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A member of the Tully’s Board of Directors is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2009, Tully’s paid approximately $594,000 to Northrim for interest on the amounts borrowed, All outstanding debt to Northrim was fully repaid on March 27, 2009. Also, Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $5,059 for this service in Fiscal 2010, $6,300 for this service in Fiscal 2009 and $6,700 in Fiscal 2008.

16. Store closure and lease termination costs

We periodically close stores that do not meet our performance criteria and stores for which extension of the lease term is not practicable. During Fiscal 2010 we did not incur any store closure expenses in relation to our closure of three stores. In Fiscal 2009 we closed thirteen locations at a cost of approximately $282,000, of which five were sold and franchised in Southern California. During Fiscal 2008, we closed two stores at a cost of approximately $19,000.

17. Commitments and contingencies

Lease commitments

We lease all of our retail, roasting plant and office space under operating leases, which expire through 2016. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Rental expense under these operating leases was approximately $4,354,000, $4,870,000, and $5,300,000, for Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively. Contingent rental expense was approximately $335,000, $309,000, and $344,000, Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively and is recognized as incurred.

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

Minimum future rental payments under noncancellable operating leases as of March 28, 2010 are summarized as follows:

Fiscal year
(dollars in thousands)
2011	$3,328
2012	2,437
2013	2,053
2014	1,502
2015	960
Thereafter	1,969

Total	$12,249

We have subleased some of our leased premises to third parties under subleases with varying terms through 2014. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
2011	$55
2012	43
2013	—
2014	—
2015	—
Thereafter

Total	$98

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to certain executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2010, the aggregate contingent obligation for severance to these individuals was approximately $199,000. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event that there was a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2010, the aggregate contingent obligation for severance to these individuals for the change in control provision was approximately $397,000.

Contingencies

In February 2004 a lawsuit was filed against Tully’s in Superior Court of California, Los Angeles County (the “Court”) by two former store managers on behalf of themselves and on behalf of other former and current store managers in the state of California. The suit alleged that Tully’s improperly classified such managers as exempt under California’s wage and hour laws and sought damages, restitution, reclassification and attorneys’ fees and costs. On April 21, 2005, the parties entered into a memorandum of understanding regarding the settlement of this matter, which was subsequently reflected by the parties in a Joint Stipulation of Settlement and Release (the “Settlement Agreement”). On September 14, 2006, the Court granted final approval of the Settlement Agreement and dismissed the suit with prejudice. In Fiscal 2005, Tully’s incurred a one-time charge of approximately $1.6 million for the settlement and associated costs. In connection with the final approval of the settlement, Tully’s incurred additional expenses of $72,000 in Fiscal 2007. Under the settlement, Tully’s agreed to make cash payments totaling approximately $800,000 to the settlement class over a three year period starting in October 2006 and to issue 37,500 shares of its common stock, with an agreed value of $450,000, to the settlement class during that period. In October 2006, Tully’s issued 7,000 shares of common stock and paid

$164,000 to the settlement class. In October 2007 and October 2008, Tully’s issued 11,719 shares of common stock and paid $266,000 to the settlement class in both periods. In October 2009 Tully’s issued 7,032 shares of common stock and paid $159,000 as final payment to the class.

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle a lawsuit, see Note 13. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interest under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008. In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note was paid in full on March 27, 2009.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. We anticipate that the plaintiff will seek class action certification on behalf of all hourly employees in Tully’s California stores. The plaintiff is seeking damages, restitution, injunctive relief, and attorneys’ fees and costs. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We are investigating the claims and intend to vigorously defend this litigation, but cannot predict the financial impact to us of the litigation at this time. We believe that Tully’s has complied with all laws that require providing meal and rest periods for its employees. We have accrued $390,000 as of March 28, 2010 to defend this litigation.

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

In December 2004, Tully’s shareholders approved the 2004 Stock Option Plan,. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan.

On March 2010, Tully’s shareholders approved the 2010 Stock Option Plan. The 2010 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of March 28, 2010, no options had been granted under the 2010 Stock Option Plan. The provisions of the 2010 Stock Option Plan, 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows. We may issue incentive or nonqualified stock options to our employees and directors. Stock options are granted solely at the discretion of our Board of Directors and are issued at a price determined by our Board of Directors. The term of each option granted is for such period as determined by our Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our Board of Directors. The plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of Tully’s.

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

Other Equity Instruments

Tully’s has issued warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of March 28, 2010 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	6,318	6,318	$2.64
Issued to guarantors of debt	93,191	93,191	$0.40
Other	8,719	8,719	$0.08-$2.64

Totals	108,228	108,228

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan, 2004 and 2010 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

Determining Fair Value Under FASB ASC 718

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Years ended
	March 28, 2010	March 29, 2009	March 30, 2008
Weighted average risk free interest rate	0.53%	1.91%	3.22%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	3 years	5 years
Weighted average expected volatility	191%	80%	80%
Weighted average fair value at date of grant	$1.27	$5.93	$7.26

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2010 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under FASB ASC 718 for Fiscal 2010, Fiscal 2009 and Fiscal 2008 totaled $128,000, $201,000 and $199,000, respectively, which is included in marketing, general and administrative costs in our Consolidated Statements of Operations.

As of March 28, 2010, we had approximately $276,000 of total unrecognized compensation cost related to the 41,835 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of March 28, 2010 options for 326,396 shares were outstanding under the 1994 Plan and the 2004 Stock Option Plan, of which 284,561 were fully vested.

The following table summarizes activity under our stock option plans:

Exercise price per share	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at April 1, 2007	768,704	$5.85
Granted	70,730	11.36
Exercised	(44,304)	.14
Forfeited	(135,406)	11.54
Outstanding at March 30, 2008	659,724	5.64
Granted	6,500	11.28
Exercised	(655)	.08
Forfeited	(116,594)	8.11
Outstanding at March 29, 2009	548,975	5.29
Granted	6,500	11.28
Exercised	(189,805)	.08
Forfeited	(39,274)	10.15

Outstanding at March 28, 2010	326,396	$7.81

Exercisable or convertible at the end of the period	284,561	$7.20	8.43	$138,063

The aggregate intrinsic value of options outstanding at March 29, 2009 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 88,502 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

The total intrinsic value of options exercised during the Fiscal 2010, Fiscal 2009, and Fiscal 2008 using the March 29, 2009 $1.64 fair market value was $311,000, $3,000, and $494,000 respectively.

19. Stockholders’ equity

Shareholder Distribution

On May 5, 2009, our Board of Directors declared a special cash distribution of:

•	$1.03 per share of Common Stock calculated on a post split basis;

•	$0.14560 per share of Series A Preferred Stock (calculated on an unconverted basis); and

•	$0.12875 per share of Series B Preferred Stock (calculated on an unconverted basis).

Calculated on an “as-converted to common stock” basis, all classes of our outstanding stock (including our preferred stock) received $1.03 per share.

The special distribution totaled $5,994,000 and was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. We have recorded the shareholder distribution as a reduction to additional paid-in capital.

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

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At March 28, 2010, each eight shares of our outstanding Series A Convertible Preferred were convertible into approximately 1.12 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of March 28, 2010. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of our common stock).

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

Common stock and Warrants

In the event of any liquidation or winding up of Tully’s, after distribution of the full Series A Liquidation Preference, each common share is entitled to receive an amount per share equal to $18.00 (giving effect to the one-for-eight reverse split of our common stock), plus any and all declared but unpaid dividends with respect to such share of common stock (the “common stock liquidation preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference and the Series B Liquidation Preference (described above), and subject to the rights of any additional preferred stock that may in the future be designated and issued by us, our remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

20. Employee 401(k) savings plan

During Fiscal 2000, we adopted a 401(k) savings plan for employees. Eligible employees may contribute up to 20% of their salaries to the plan. Eligible employees are employees over the age of 18 who have been employed by Tully’s for six months. There is no mandatory match from Tully’s. Most plan administrative costs are paid by the 401(k) savings plan.

21. Segment Reporting

We present segment information in accordance with FASB ASC 280, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), which established reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our senior management.

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

The Wholesale Segment is included in discounted operations and therefore not included in the table below.

The tables below present information by operating segment:

	Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars in thousands)
Net sales
Retail division	$35,426	$38,615	$42,897
Specialty division(1)	4,144	430	(1,952)

Net sales	$39,570	$39,045	$40,945

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$2,686	$2,055	$2,384
Specialty division(1)	(1,101)	(714)	(3,718)
Corporate and other expenses	(6,422)	(7,742)	(10,431)

Earnings before interest, taxes, depreciation and amortization	(4,837)	(6,401)	(11,765)
Depreciation and amortization	(1,191)	(1,705)	(2,186)
Income taxes	764	11,474	(2)
Non-controlling interest	188	214	—
Interest income, interest expense, and loan guarantee fees	(115)	(3,268)	(2,358)

Net income (loss) attributable to TC Global, Inc.	$(5,191)	$314	$(16,311)

Depreciation and amortization
Retail division	$971	$1,377	$1,880
Specialty division	10	1	**
Corporate and other expenses	210	327	306

Total depreciation and amortization	$1,191	$1,705	$2,186

**	Not material—less than $1,000
(1)	Specialty division net sales and operating income for Fiscal 2008 include a $3,469,000 net reversal of deferred revenue previously recognized as a result of the repossession of a franchise under the UCC settlement described in Note 13
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $161,000 (Fiscal 2010), $237,000 (Fiscal 2009) and for amounts required to close stores and terminate store leases totaling $282,000 (Fiscal 2009), and $19,000 (Fiscal 2008)

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

Tully’s has granted options and issued warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Fiscal 2008 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	March 28, 2010	March 29, 2009	March 30, 2008
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Income (loss) from continuing operations attributable to TC Global, Inc.	$(5,191)	$314	$(16,311)
Income from discontinued operations	$—	$22,541	$2,402

Net income (loss) for basic earnings (loss) per share attributable to TC Global, Inc.	$(5,191)	$22,855	$(13,909)

Weighted average shares used in computing basic earnings (loss) per share	3,537	3,265	2,917
Basic earnings (loss) per share from continuing operations	$(1.47)	$0.10	$(5.59)
Basic earnings (loss) per share from discontinued operations	$—	$6.90	$0.82
Basic earnings (loss) per share attributable to TC Global, Inc	$(1.47)	$7.00	$(4.77)
Computation of diluted earnings (loss) per share
Income (loss) from continuing operations attributable to TC Global, Inc	$(5,191)	$314	$(16,311)
Income from discontinued operations	$—	$22,541	$2,402

Net income (loss) for diluted earnings (loss) per share attributable to TC Global, Inc	$(5,191)	$22,855	$(13,909)

Weighted average shares used in computing diluted earnings (loss) per share	3,537	6,478	2,917
Diluted earnings (loss) per share from continuing operations attributable to TC Global, Inc	$(1.47)	$0.05	$(5.59)
Diluted earnings (loss) per share from discontinued operations	$—	$3.48	$0.82
Diluted earnings (loss) per share attributable to TC Global, Inc	$(1.47)	$3.53	$(4.77)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	3,537	3,265	2,917
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	—	1,808	—
Dilutive effect of Series B Convertible Preferred stock	—	448	—
Dilutive effect of stock options (treasury stock method)	—	75	—
Dilutive effect of warrants (treasury stock method)	—	882	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	—

Weighted average shares used in computing diluted earnings (loss) per share	3,537	6,478	2,917

23. Subsequent Events

None.

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2010, Fiscal 2009 and Fiscal 2008 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2010
Net Sales from continuing operations	$9,980	$9,782	$10,098	$9,710	$39,570
Gross Profit from continue operations	5,144	5,004	5,199	$4,149	19,496
Net Income (Loss) from continue operations attributable to TC Global, Inc	(867)	(1,231)	(1,389)	$(1,704)	$(5,191)
Net Income (Loss) from discontinued operations	—	—	—	—	—
Basic and Diluted Income (Loss) per Share
Net Income (Loss) per basic share	$(0.25)	$(0.35)	$(0.39)	$(0.48)	$(1.47)
Net Income (Loss) per diluted share	$(0.25)	$(0.35)	$(0.39)	$(0.48)	$(1.47)

Fiscal 2009
Net Sales from continuing operations	$10,882	$10,107	$9,099	$8,957	$39,045
Gross Profit from continue operations	5,638	5,174	4,643	5,057	20,512
Net Income (Loss) from continue operations attributable to TC Global, Inc	(2,620)	(2,224)	(2,312)	7,470	314
Net Income (Loss) from discontinued operations	1,052	1,423	1,712	18,354	22,541
Basic and Diluted Income (Loss) per Share
Net Income (Loss) per basic share	$(0.48)	$(0.24)	$(0.19)	$7.91	$7.00
Net Income (Loss) per diluted share	$(0.64)	$(0.24)	$(0.19)	$4.60	$3.53
Fiscal 2008
Net Sales from continuing operations	$11,094	$11,302	$11,479	$7,070	$40,945
Gross Profit from continue operations	5,703	5,791	6,200	2,017	19,711
Net Income (Loss) from continue operations attributable to TC Global, Inc	(2,762)	(4,031)	(3,502)	(6,016)	$(16,311)
Net Income (Loss) from discontinued operations	1,568	749	1,079	(944)	$2,402
Basic and Diluted Loss per Share
Net Loss per basic share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)
Net Loss per diluted share	$(0.86)	$(1.20)	$(0.77)	$(1.94)	$(4.77)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our Chief Executive Officer, President, and principal executive officer (“CEO”) and our Chief Financial Officer and Vice President and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 28, 2010. Based on their evaluation as of March 28, 2010, our CEO and CFO concluded that the current disclosure controls and procedures are not effective due to the untimely filings and our inability to meet required filing timelines, including required amendments to such filings, and are uncertain the impact that the announced departure of our Chief Financial Officer will have on our ongoing disclosure controls.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment we concluded that, as of March 28, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our fourth quarter ended March 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently assessing the impact that the announced departure of our Chief Financial Officer, and pending replacement plans, will have on our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of the date of this report:

Name	Age	Position with Tully’s	Director Since
Tom T. O’Keefe(3)	55	Chairman of the Board	1992
Carl W. Pennington, Sr.	72	President and Director	2008
Andrew M. Wynne	35	Chief Financial Officer
John M. Fluke(1*)(2)	67	Director	2005
Lawrence L. Hood(1)(3)	51	Director	1994
Gregory A. Hubert(2*)	59	Director	2004
Janet L. Hendrickson(1)(3*)	55	Director	2004
Ronald G. Neubauer(2)(3)	78	Director	2004

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Governance and Nominating Committee
*	Designates committee chair.

Nominees for Election to the Board of Directors

The principal occupation for the last five years of each nominee for director of TC Global, Inc., as well as other information, is set forth as follows:

Tom T. O’Keefe—Chairman of the Board, Founder. Tom T. O’Keefe founded Tully’s in 1992 and has served as a director and chairman of the Board of Directors since that date. Mr. O’Keefe served as chief executive officer of Tully’s from 1992 until March 2001. Mr. O’Keefe is also president and chief executive officer of O’Keefe Development Corporation, a real estate development and investment firm he founded. Tom and his wife Cathy have been actively involved in community organizations for over 25 years and their charitable efforts focus largely on the health, education and welfare of the children in our community. The O’Keefe’s were co-founders of the Patrons of Cystic Fibrosis and of the Juvenile Diabetes Foundation of Seattle guilds. The O’Keefe’s have chaired many fundraisers for these and other similar entities that encompass grassroots campaigns to multi-million dollar earning galas. O’Keefe is presently serving as a Trustee of The Museum of Flight and is a board member for the Juvenile Diabetes Guild of Seattle and the Patrons of Cystic Fibrosis. O’Keefe formerly served as a board member or trustee for Virginia Mason Hospital, the Seattle Preparatory Academy, Villa Academy, Pacific Northwest Ballet, Leukemia and Lymphoma Society, Cystic Fibrosis Foundation, Children’s Hospital and the Bellevue Boy’s and Girl’s Club.

Carl W. Pennington, Sr.—President, Chief Executive Officer, and Director. Mr. Pennington was appointed President on January 15, 2008 and Chief Executive Officer on June 25, 2009. Mr. Pennington was appointed to the Board of Directors in January 2008. From June 2005 until January 15, 2008, Mr. Pennington founded and managed Pinnacle Management, a management company. From March 2001 to June 2007, Mr. Pennington was the founder and CEO of PinnPointe Consulting Group, a consulting company advising retail and wholesale companies. Mr. Pennington brings extensive retail and wholesale expertise to Tully’s, having previously served as Executive Vice President of Sales, Marketing and Merchandising at Albertson’s, the nation’s second largest retail food chain, from 1995 to 2001. He directed and had responsibility for leading the operations, sales, marketing, and merchandising functions of the Company. Mr. Pennington also held various other positions including division vice president, district manager, senior vice-president and regional manager. Mr. Pennington graduated from Fullerton State College and the Graduate School of Business at Stanford University.

John M. Fluke—Director. Mr. Fluke is chairman of Fluke Capital Management, L.P., (which he founded in 1976), and was Chairman and CEO of the John Fluke Manufacturing Co. until 1990. Mr. Fluke serves on the board of PACCAR Inc. (audit committee financial expert and compensation committee chair), and previously served on the boards of Cell Therapeutics, Primus International, and American Seafoods Group. Mr. Fluke is currently a trustee of the Museum of Flight, the Washington Policy Center and the Greater Seattle Chamber of Commerce. He chairs the board of Junior Achievement of Washington and serves on three advisory boards for the University of Washington. He is also a past president of the Seattle Council of Boy Scouts of America and past chairman of the Washington State China Relations Council. Mr. Fluke has served as a director since March 2005.

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

Janet L. Hendrickson—Director. Since 2005 Ms. Hendrickson has served as Managing Partner in addition to co-founding Denny Hill Capital, a multi-industry, early stage venture capital firm created to help finance the Pacific Northwest’s entrepreneurs. She also manages Denny Hill’s predecessor fund. From 2001 to 2005 Ms. Hendrickson served as Vice President with Alexander Hutton, Seattle’s largest and most established investment banking firm, where she represented companies in technology, manufacturing, services, healthcare, and consumer retail markets. She currently sits on the boards of butter LONDON, LLC, a branded nail health and beauty company, and CleverSet, Inc., a software company providing hosted product recommendations to online retailers until its recent sale to Art Technology Group, Inc. (ARTG: NASDAQ).

Ronald G. Neubauer—Director. In 2001 Mr. Neubauer founded Neubauer Capital, an early stage venture capital firm. Mr. Neubauer has sat on the boards of Leukemia Society of America, Fred Hutchinson Gala, and Screenlife Entertainment, LLC. To begin his legal career Mr. Neubauer served as Assistant U.S. Attorney, Western District of Washington. Mr. Neubauer later practiced law in Western Washington with the firms Stern, Gayton, Neubauer and Brucker, and Neubauer & Hunsinger.

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

The Board has determined that each of Messrs. Neubauer, Fluke, Hood, and Hubert and Ms. Hendrickson is an “independent director” as such term is defined under the Marketplace Rules of The NASDAQ Stock Market, Inc. There are no family relationships among any of the current directors, nominees or executive officers of TC Global, Inc Additional information about our Board of Directors is set forth in this proxy statement under the caption “The Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and greater-than-10% shareholders file reports with the Securities and Exchange Commission (“SEC”) with respect to their initial beneficial ownership of our equity securities and any subsequent changes in such ownership. They must also provide us with copies of the reports.

To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for Fiscal 2009.

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

If Tully’s makes any amendments to this code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our principal executive officer, principal financial officer, controller or other finance personnel, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

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

Elements of Compensation

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed generally once per year, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, contractual requirements, performance and experience, as well as the Company’s financial condition. During Fiscal 2004 and Fiscal 2005, when our operations continued to be negatively impacted from earlier years, we generally did not raise the base salaries of our executive officers. During Fiscal 2006 we devoted our capital resources to an expansion plan. Because we did not realize the benefits of this plan during that year, we again chose generally not to increase our executive officers’ base salaries. No base salary adjustments were made for our executives in Fiscal 2007. In the fourth quarter of Fiscal 2007, the Compensation Committee reviewed these factors for each executive officer and, effective for Fiscal 2008, increased the base salaries of certain executive officers as necessary to competitively compensate and retain them. As of March 28, 2010, the Compensation Committee has no plans to change the base salaries of executive officers for Fiscal 2011.

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

The Compensation Committee may award a discretionary bonus to executive officers to reward outstanding personal achievement during the year. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals; this review is conducted during the first quarter of the subsequent fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus. No discretionary bonuses were paid to our executive officers for Fiscal 2007, Fiscal 2008, or Fiscal 2010.

On April 15, 2009 the Compensation Committee awarded to Carl Pennington and Andy Wynne $50,000 in recognition for outstanding achievement and contributions to attaining the Company’s strategic goals during the 13 week period ended March 30, 2008, and Fiscal 2009. Additionally the Compensation Committee awarded to Carl Pennington and Tom O’Keefe $50,000, and Andy Wynne, $30,000 for the successful closing of the sale of the Company’s wholesale division to Green Mountain Coffee Roasters, Inc. (“GMCR”). Lastly, the Compensation Committee awarded retention bonuses to both Carl Pennington and Andy Wynne in the amount of $50,000 paid on April 30, 2010, as both continued their employment with the Company on the payment date.

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

Given the absence of a trading market for our common stock, our Board of Directors, the members of which we believe had extensive business and finance experience, was required to estimate the fair value of our common stock at the time of each option grant. Our Board of Directors has considered objective and subjective factors in determining the value of our common stock at each option grant date, including the following factors: (1) contemporaneous valuation analysis using the income and market approaches; (2) the fact that the option grants involved illiquid securities; (3) contemporaneous, arms-length sales of common stock by us; and (4) the likelihood of achieving a liquidity event, such as an underwritten public offering or sale of the Company, given prevailing market conditions. In addition to the factors identified above, our board engaged outside valuation advisors to assist in its estimate of the fair value of our common stock as of March 29, 2009. The board has not engaged an outside valuation advisor since that date.

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

External Advisors

The Compensation Committee has the authority to engage the services of outside advisors and purchase independent salary surveys to assist the Committee in fulfilling its duties. It did so in April 2009 and again in April 2010.

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

Compensation Committee Interlocks and Insider Participation

During Fiscal 2010, management compensation issues generally were reviewed and approved by the Compensation Committee. During Fiscal 2010, no executive officer of Tully’s served on the Board of Directors or compensation committee of another entity that had an executive officer serve on Tully’s board or its compensation committee. Marc Evanger, who served on the Compensation Committee until his resignation as a director in October 2008, served as interim President and CEO of Tully’s from July 2001 to May 2002.

Summary Compensation Table

The following table sets forth information regarding compensation awarded or paid to, or earned by, our principal executive officer during Fiscal 2010 and our two other most highly compensated executive officers serving as the end of Fiscal 2010 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2010

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)
Carl W. Pennington, Sr.	2010	$290,000	$—	$91,128	$7,200	$388,328
President(1)	2009	290,000	100,000	91,128	7,200	488,328
	2008	60,417	—	18,776	1,500	80,693

Andrew M. Wynne	2010	185,000	—	13,129	7,200	205,329
Chief Financial Officer(2)	2009	160,000	80,000	14,482	7,200	261,682
	2008	111,673	—	14,482	1,500	127,655

Tom T. O’Keefe	2010	171,310	—	—	7,125	178,435
Founder and Chairman of the Board(3)	2009	200,000	50,000	—	9,000	259,000
	2008	129,071	—	—	9,000	138,071

Ronald P. Gai	2010	135,000	33,750	13,129	7,200	189,079
Vice President of Wholesale Sales(4)	2009	135,000	—	15,205	7,200	157,405
	2008	135,000	—	20,084	7,200	162,284

(1)	Mr. Pennington was appointed President and principal executive officer on January 15, 2008. Mr. Pennington’s base salary for Fiscal 2010 is $290,000 paid to Pinnacle Management Inc. A car allowance of $7,200 appears in the All Other Compensation column.
(2)	Mr. Wynne was appointed Chief Financial Officer on January 28, 2008. Mr. Wynne’s base salary for Fiscal 2010 was increased $185,000. A car allowance of $7,200 appears in the All Other Compensation column.
(3)	Mr. O’Keefe’s base salary is $200,000 as of March 28, 2010 and is paid through our Asian Joint Venture. A car allowance of $7,125 appears in the All Other Compensation column.
(4)	Mr. Gai’s base salary for Fiscal 2009 was $135,000. A car allowance of $7,200 appears in the All Other Compensation column.
(5)	These amounts were calculated utilizing fair value provision under FASB ASC 718 excluding the effects of estimated forfeitures. See Note 18 of the Notes to the Consolidated Financial Statements regarding the assumptions underlying valuation of equity awards.

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

Under the terms of the agreement, Tully’s will pay Pinnacle Management a fee of $24,166.66 per month (the “Monthly Fee”), or $290,000 annually, in consideration for Mr. Pennington’s service to Tully’s. In addition, Tully’s will grant Mr. Pennington an option to purchase 62,500 shares of Tully’s common stock, which option will vest and become exercisable in five equal increments of 12,500 shares, beginning on the first anniversary of the grant date. The exercise price per share for the option is the fair market value of Tully’s common stock as of the grant date, $12.00 per share, as determined by the Board of Directors. Tully’s will pay Pinnacle Management an additional $600 per month for Mr. Pennington’s monthly vehicle costs and reimburse Mr. Pennington for actual out of pocket expenses reasonably related to carrying on his duties and responsibilities as Tully’s President. Mr. Pennington will not be eligible for medical, dental, and certain other employee benefits that Tully’s provides to its employees.

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

Further, on June 8, 2010, Mr. Wynne announced that he would resign from his position as Chief Financial Officer and Secretary of the Company on July 10, 2010.

Tom T. O’Keefe. Mr. O’Keefe is our founder and has served as chairman of the board since 1992. In Fiscal 2009, Mr. O’Keefe did not participate in the compensation plan for non-employee directors, but instead received compensation as a salaried employee of the Company. As disclosed in the Summary Compensation Table above, beginning January 1, 2008, Mr. O’Keefe’s base salary was $200,000, and he received a bonus of $50,000 in Fiscal 2009. Mr. O’Keefe also receives an automobile allowance of $750 per month and is entitled to all benefits offered generally to our employees. Effective June 25, 2009, we stopped paying Mr. O’Keefe’s base salary. In accordance with our Fiscal 2010 director compensation plan, between June 25, 2009, and September 30, 2009,

Mr. O’Keefe received directors’ fees based on a quarterly cash payment of $10,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per meeting of the Executive and Governance and Nominating committees.

Effective October 1, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”) a wholly owned subsidiary of Tully’s Coffee Asia Pacific Partners, LP, the joint venture formed by Tully’s Coffee Asia Pacific, Inc., a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pte, Ltd., agreed to pay Mr. O’Keefe an annual salary of $200,000 for his services as interim managing director of Tully’s Coffee International. As of that date, Mr. O’Keefe became ineligible to receive directors’ fees or salary from TC Global, Inc.

Further, At the Annual Meeting of the Shareholders of the Company, held on March 26, 2010, Mr. O’Keefe announced that he would retire from his position as Chairman of the Board of Directors of the Company and will retire as a director on June 30, 2010.

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

Under our stock option plan, vesting and exercise of employee stock options, including those of the executive officers, accelerate in the event of certain change of control events. Also, pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event that there is a change in control. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2010, the contingent obligation for severance to these individuals for the change in control provision was as follows: Mr. Pennington $224,849; Mr. Wynne $138,750; and Mr. Gai $33,750.

Accordingly, in the event that a termination of the employment of the foregoing named executive officers had occurred as of March 28, 2010, the last business day of Fiscal 2010, we would not have been obligated to make any contractual severance payments to any of those officers, except that if we had terminated certain officers. Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to these executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of March 28, 2010, the contingent obligation for severance to these individuals was as follows: Mr. Pennington $72,500; Mr. Wynne $92,500; and Mr. Gai $33,750.

In the event that a change of control transaction described in our 1994 and our 2004 stock option plans had occurred as of March 29, 2009, holders of unvested options, including the Named Executive Officers, would have had the right to exercise the full number of shares covered by those options. The value of that right for the Named Executive Officers as of March 28, 2010 would have been as follows: Mr. Pennington $750,000 and Mr. Wynne $47,000.

Grants of Plan-Based Awards

The Compensation Committee recommended, and our board approved, awards under our 2004 stock option plan to one of our Named Executive Officers in Fiscal 2008. Our Compensation Committee has not established guidelines for the grant of plan-based awards for Fiscal 2009, Fiscal 2010 or Fiscal 2011. There were no awards granted during Fiscal 2009 or Fiscal 2010.

Outstanding Equity Awards At Fiscal Year-End

We had no outstanding stock awards at fiscal year end. The following table summarizes the outstanding equity award holdings held by our Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options(1) (#)		Option Exercise Price ($)(a)	Option Expiration Date
	Exercisable	Unexercisable
Carl K. Pennington, Sr.	25,000	37,500	(a)	12.00	1/15/2018
President

Andrew M. Wynne	6,250	—	*	11.28	2/22/2017
Chief Financial Officer

Tom T. O’Keefe(b)	—	—		—	—
Founder and Chairman of the Board

Ronald Gai	3,125	—	*	2.48	10/23/2013
Vice President of Wholesale Sales	2,500	—	*	12.00	5/16/2015
	6,250	—	*	11.28	2/22/2017

(a)	The underlying options vest ratably over a three year period beginning on the grant date of 1/15/08.
(b)	The named executive officer has no outstanding equity awards at March 28, 2010.
*	The underlying options related to this grant are fully vested.

Option Exercises and Stock Vested in Fiscal 2010

	Option Awards Vested		Option Awards Exercised
Name	Number of Shares Vested (#)	Value realized on Vesting ($)(a)	Number of Shares Acquired on Exercise (#)	Value realized on Exercise ($)(a)
Tom T. O’Keefe	12,500	$20,500	—	—
Founder and Chairman of the Board	—	—	37,999	$62,318

Ronald Gai	2,084	$3,418	6,250	$1.64
Vice President of Wholesale Sales

(a)	Amounts reflect the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 29, 2009.

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

Director Compensation

The Governance and Nominating Committee of the Board of Directors, which is comprised of two independent directors, is responsible for evaluating compensation levels and compensation programs for our Board of Directors and for making recommendations to the Board of Directors regarding appropriate compensation awards for directors. The director compensation program is designed to attract, retain and motivate experienced non-employee (outside) directors, to optimize long-term shareholder value and reward directors based on the extent of their participation on the Board of Directors and its committees. Generally, the Governance and Nominating Committee makes an annual recommendation regarding the structure of the non-employee director compensation program, considering the factors described above and considering information regarding director compensation programs for other comparable companies.

On June 25, 2009, the Board approved a director compensation policy applicable for Fiscal 2010. The policy provides that non-employee directors will receive a quarterly cash payment of $5,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per meeting of the Audit, Compensation, Executive, and Governance and Nominating committees, paid after completion of the fiscal year. For Fiscal 2010, non-employee directors also will receive an annual grant of nonqualified options to purchase shares of common stock having a fair value on the date of grant equal to $34,000, an exercise price equal to the fair market value of the stock at the date of grant, and a term of ten years. Our Chairman of the Board will receive a quarterly cash payment of $10,000 plus a per-meeting cash fee of $1,000 per Board meeting and $500 per committee meeting.

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

Directors will be reimbursed for reasonable expenses incurred in attending Board and committee meetings.

DIRECTOR COMPENSATION FOR FISCAL 2010 (stock to be granted in Fiscal 2011):

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)(2) ($)	Total ($)
John M. Fluke	$28,000	$34,000	$62,000
Lawrence L. Hood	$28,000	$34,000	$62,000
Gregory A. Hubert	$26,000	$34,000	$60,000
Janet L. Hendrickson	$10,357	$12,961	$23,318
Ronald G. Neubauer	$11,357	$12,961	$24,318

(1)	The amounts in this column were calculated with respect to Fiscal 2009 utilizing fair value provision under FASB ASC 718 excluding the effects of estimated forfeitures. See Note 18 of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K regarding assumptions underlying valuation of equity awards. The full grant date fair value of the Fiscal 2010 awards to each director, to be granted following the fiscal year is as follows:

Name	Option Shares Granted (#)	Option Awards Value ($)
John M. Fluke	25,875	$34,000
Lawrence L. Hood	25,875	$34,000
Gregory A. Hubert	25,875	$34,000
Janet L. Hendrickson	9,864	$12,961
Ronald G. Neubauer	9,864	$12,961

(2)	The aggregate numbers of option awards outstanding for each director in the table set forth above as of March 28, 2010 were as follows:

Name	Aggregate Options Outstanding (#)
John M. Fluke	6,760
Lawrence L. Hood	9,750
Gregory A. Hubert	5,387
Janet L. Hendrickson	—
Ronald G. Neubauer	—

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

The following table shows information regarding the beneficial ownership of shares of our common stock, Series A preferred stock and Series B preferred stock as of May 31, 2010 and shows the number of and percentage owned by:

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

	Common Stock			Series A Preferred Stock		Series B Preferred Stock
	Beneficial Ownership(1)		Percent Of Total	Beneficial Ownership(1)	Percent Of Total	Beneficial Ownership(1)	Percent Of Total
Tom T. O’Keefe	524,662	(2)	14.7%	—	—	—	—
Estate of Keith McCaw	176,484	(3)	4.9%	2,000,000	15.6%	—	—
Ronald G. Neubauer	118,143	(4)	3.3%	32,500	*	—	—
Lawrence L. Hood	36,886	(5)	1.0%	10,000	*	40,000	*
Carl W. Pennington, Sr.	25,000	(7)	*	—	—	—	—
Ronald P. Gai	18,125	(6)	*	—	—	—	—
Gregory A. Hubert	9,599	(8)	*	—	—	—	—
John M. Fluke	8,901	(9)	*	15,000	*	—	—
Andrew M. Wynne	6,250	(10)	*	—	—	—	—
Janet L. Hendrickson	—		—	—	—	—	—

Executive officers and directors as a group (8 persons)	747,566		21.0%	57,500	*	40,000	*

*	Less than 1%.
(1)

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission and generally requires that the shareholder have voting or investment power with respect to the securities in question. Shares of common stock issuable upon exercise of options and warrants that are exercisable within 60 days of May 31, 2010, are deemed to be beneficially owned by the holder of such securities but are not outstanding for the purpose of computing the percentage ownership of any other shareholder. As of May 31, 2010, we had 3,563,867 shares of common stock, 12,790,874 shares of Series A preferred stock, and 3,590,349 shares of Series B preferred stock issued and outstanding.

(2)	Includes 424,816 shares of common stock owned by TTOK, LLC, a limited liability company owned by Mr. O’Keefe and his wife (Mr. O’Keefe contributed his personal shareholdings to TTOK, LLC, in October 2005). Also includes 72,678 owned by Mr. O’Keefe, 17,812 shares of common stock held by the O’Keefe Children’s Trust, and 9,356 shares of common stock held by the Tully’s Foundation.
(3)	Includes 125,416 shares of common stock issuable upon exercise of options and warrants and 30,000 shares of common stock issuable upon conversion of 2,000,000 shares of Series A preferred stock.
(4)	Includes 488 shares of common stock issuable upon conversion of 32,500 shares of Series A preferred stock.
(5)	Includes 8,583 shares of common stock issuable upon exercise of options. Also includes 150 shares of common stock issuable upon the conversion of 10,000 Series A preferred stock.
(6)	Includes 11,875 shares of common stock issuable upon exercise of options.
(7)	Includes 25,000 shares of common stock issuable upon exercise of options.
(8)	Includes 4,970 shares of common stock issuable upon exercise of options.
(9)	Includes 6,716 shares of common stock issuable upon exercise of options and warrants and 225 shares of common stock issuable upon conversion of 15,000 shares of Series A preferred stock.
(10)	Includes 6,250 shares of common stock issuable upon exercise of options.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

There were no transactions since the beginning of Fiscal 2010 to which we have been a party, in which the amount involved exceeded, or will exceed, $120,000 and in which any related person had or will have a direct or indirect material interest, other than compensation arrangements (including employment and change-in-control arrangements) which are described under the section of this report captioned “Compensation Discussion and Analysis.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Moss Adams LLP

The following table shows the fees billed to us by Moss Adams LLP in Fiscal 2010 and Fiscal 2009:

	Fiscal 2010	Fiscal 2009
Audit Fees(1)	$188,150	$253,062
Audit-Related Fees(2)	16,685	—
All Other Fees(3)	46,189	39,763

Total Fees	$251,024	$292,825

(1)	Audit services consisted of the examination of our consolidated financial statements, quarterly reviews of interim financial statements and consultation in connection with the evaluation of a possible business integration opportunity and the attempted initial public offering.
(2)	Audit-related fees relate primarily to consultation in connection with the UCC settlement and other various matters.
(3)	Tax services of Moss Adams were for state, federal, and international tax compliance and tax advice services.

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

Consolidated Balance Sheets as of March 28, 2010 and March 29, 2009;

Consolidated Statements of Operations for the years ended March 28, 2010, March 29, 2009, and March 30, 2008;

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 28, 2010, March 29, 2009, and March 30, 2008;

Consolidated Statements of Cash Flows for the years ended March 28, 2010, March 29, 2009, and March 30, 2008;

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on June 28, 2010.

TC GLOBAL, INC.

BY:	/S/ ANDREW M. WYNNE
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on June 28, 2010 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ CARL W. PENNINGTON, SR. Carl W. Pennington, Sr.	Director, President (principal executive officer)

/S/ TOM T. O’KEEFE Tom T. O’Keefe	Chairman of the Board and Director

/S/ JOHN M. FLUKE John M. Fluke	Director

/S/ LARRY HOOD Larry Hood	Director

/S/ GREGORY A. HUBERT Gregory A. Hubert	Director

/S/ JANET L. HENDRICKSON Janet L. Hendrickson	Director

/S/ RONALD G. NEUBAUER Ronald G. Neubauer	Director

/S/ ANDREW M. WYNNE Andrew M. Wynne	Vice President and Chief Financial Officer (principal accounting and financial officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.4(a)	Tully’s 2010 Stock Option Plan as filed with the SEC on June 3, 2010, and incorporated herein by reference

10.4(b)*	Consent of Moss Adams LLP, independent registered public accounting firm, to Tully’s 2010 Stock Option Plan.

10.5	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.6	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000, and incorporated herein by reference)

10.8(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.9	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.10	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.11	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.12	Supply Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.13	License Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.14	Non-Competition Agreement Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.15	Non-Competition Agreement between Tom T. O’Keefe and Green Mountain Coffee Roasters, Inc. dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.16	Promissory Note made by Tully’s Coffee Asia Pacific, Inc. dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(a)	Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(b)	Amendment No. 1 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated March 6, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 4, 2009, as filed with the SEC on March 11, 2009, and incorporated herein by reference)

10.17(c)	Amendment No. 2 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP (Filed with the Registrant’s Current Report on Form 8-K, dated March 17, 2009, as filed with the SEC on March 20, 2009, and incorporated herein by reference)

10.18	Partnership Resolution, Tully’s Coffee Asia Pacific Partners, LP, dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 27, 2009, as filed with the SEC on April 7, 2009, and incorporated herein by reference)

10.19	Voting Agreement and Irrevocable Proxy by and between Green Mountain Coffee Roasters, Inc., a Delaware corporation and Tom T. O’Keefe (Filed with the Registrant’s Current Report on Form 8-K, dated September 15, 2008, as filed with the SEC on September 16, 2008, and incorporated herein by reference)

14.1	Tully’s Coffee Corporation Code of Business Conduct (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004, and incorporated herein by reference)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith