Form 10-K/A
period 2010-03-28
TC Global, Inc.
filed 2010-08-11
CIK 944136

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2010 is filed solely to correct the Consent of Independent Registered Public Accounting Firm filed as Exhibit 10.4(b) to the Form 10-K. The corrected Consent is filed herewith as Exhibit 23.1, and the Exhibit Index has been updated accordingly. We also have included a reference on the Exhibit Index to Amendment No. 1 to our Amended and Restated Bylaws, which was filed as an exhibit to our Current Report on Form 8-K on July 8, 2010, and file herewith currently dated certifications of our chief executive and acting chief financial officer as Exhibits 31.1 and 32.1.

This Amendment No. 1 does not modify or update any other information presented in the Form 10-K as previously filed, nor does this Amendment No. 1 reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events (other than amendment of our Bylaws, referenced above). Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K previously filed and the registrant’s other filings with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Amendment No. 1 to Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and Rule 12b-15 thereunder, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on August 11, 2010.

TC GLOBAL, INC.

BY:	/s/ CARL W. PENNINGTON, SR.
President and Chief Executive Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2(a)	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

3.2(b)	Amendment No. 1 to the Amended and Restated Bylaws, adopted on July 8, 2010 (Filed with the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Form of Common Stock Purchase Warrants issued in Series A Preferred Stock financing (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(f)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.4	Tully’s 2010 Stock Option Plan (Filed as Appendix A to the Registrant’s definitive proxy statement as filed with the SEC on February 19, 2010, and incorporated herein by reference)

10.5	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.6	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000, and incorporated herein by reference)

10.8(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.9	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.10	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference) *

10.11	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.12	Supply Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.13	License Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.14	Non-Competition Agreement Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.15	Non-Competition Agreement between Tom T. O’Keefe and Green Mountain Coffee Roasters, Inc. dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.16	Promissory Note made by Tully’s Coffee Asia Pacific, Inc. dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(a)	Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(b)	Amendment No. 1 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated March 6, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 4, 2009, as filed with the SEC on March 11, 2009, and incorporated herein by reference)

10.17(c)	Amendment No. 2 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP (Filed with the Registrant’s Current Report on Form 8-K, dated March 17, 2009, as filed with the SEC on March 20, 2009, and incorporated herein by reference)

10.18	Partnership Resolution, Tully’s Coffee Asia Pacific Partners, LP, dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 27, 2009, as filed with the SEC on April 7, 2009, and incorporated herein by reference)

10.19	Voting Agreement and Irrevocable Proxy by and between Green Mountain Coffee Roasters, Inc., a Delaware corporation and Tom T. O’Keefe (Filed with the Registrant’s Current Report on Form 8-K, dated September 15, 2008, as filed with the SEC on September 16, 2008, and incorporated herein by reference)

14.1	Tully’s Coffee Corporation Code of Business Conduct (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004, and incorporated herein by reference)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

23.1^	Consent of Moss Adams LLP, independent registered public accounting firm

31.1^	Certification of principal executive officer and acting principal financial officer As Adopted Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of principal executive officer and acting principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract/Compensatory Arrangement
^	Filed herewith