Form 10-Q
period 2010-06-27
TC Global, Inc.
filed 2010-08-11
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,563,867
(Title of Each Class)	Number of Shares Outstanding at August 8, 2010

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2010

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52 or 53 week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2011	April 3, 2011 (53 weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)

Interim fiscal period
First Quarter Fiscal 2011	13 week period ended June 27, 2010
First Quarter Fiscal 2010	13 week period ended June 28, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2010	March 28, 2010
	(unaudited)	(audited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$5,001	$3,558
Escrow Receivable	—	3,500
Income Tax Receivable	931	931
Accounts receivable, net of allowance for doubtful accounts of $777 and $704 at June 27, 2010 and March 28, 2010, respectively	1,283	585
Inventories	842	1,381
Prepaid expenses and other current assets	263	274

Total current assets	8,320	10,229
Property and equipment, net	2,597	2,184
Goodwill	45	45
Related party receivable, net of current portion	1,000	1,000
Other assets	330	263

Total assets	$12,292	$13,721

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,718	$2,498
Accrued liabilities	2,295	2,061
Credit line and current portion of long-term debt	88	157
Deferred revenue	4,145	4,271
Current portion of deferred gain on sale of wholesale segment	169	169
Current portion of obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	13,415	13,156
Deferred lease costs	294	249
Deferred revenue, net of current portion	684	715
Deferred gain on Sale of Wholesale Segment, net of current portion	2,147	2,189

Total liabilities	16,540	16,309

Commitments and contingencies (Note 4)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at June 27, 2010 and March 28, 2010, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized at June 2010 and 2009; 3,563,867 shares issued and outstanding at June 27, 2010 and March 28, 2010, respectively, stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 issued and outstanding at June 28, 2009 and March 29, 2009, respectively, stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,110	24,089
Accumulated other comprehensive (loss)	(42)	(41)
Accumulated deficit	(85,999)	(84,371)

Total stockholders’ equity (deficit) attributable to TC-Global, Inc.	(5,794)	(4,186)
Non-controlling Interest	1,546	1,598

Total stockholders equity (deficit)	(4,248)	(2,588)

Total liabilities and stockholders’ equity	$12,292	$13,721

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net sales

Retail store sales	$8,858	$9,000
Specialty sales of products	499	871

Total sales of products	9,357	9,871
Licenses, royalties, and fees	129	99
Recognition of deferred licensing revenue	10	10

Net sales	9,496	9,980

Cost of goods sold and operating expenses
Retail cost of goods sold	3,240	3,136
Retail occupancy expenses	1,047	1,115

Total retail cost of goods sold and related occupancy expenses	4,287	4,251
Specialty cost of goods sold	294	585

Cost of goods sold and related occupancy expenses	4,581	4,836
Store operating expenses	3,894	3,834
Other operating expenses	584	453
Marketing, general and administrative costs	1,852	1,418
Depreciation and amortization	237	334
Store closure and lease termination costs	8	1

Total cost of goods sold and operating expenses	11,156	10,876

Operating Loss	(1,660)	(896)
Other income (expense)
Interest expense	(2)	(5)
Miscellaneous income (expense)	8	2

Total other income (expense)	6	(3)

Loss before income taxes	(1,654)	(899)
Income tax benefit (expense)	(26)	—

Net Income (loss)	(1,680)	(899)
Non –controlling interest	52	32

Net loss attributable to TC-Global, Inc.	$(1,628)	$(867)

Loss per share—basic and diluted
Loss per share—basic	$(0.46)	$(0.25)
Loss per share—diluted	$(0.46)	$(0.25)
Weighted average shares used in computing basic and diluted loss per share
Loss per share—basic	3,563	3,466
Loss per share—diluted	3,563	3,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,628)	$(867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	334
Store closure and lease termination costs	8	1
Employee stock option compensation expense	21	44
Provision for doubtful accounts	(66)	52
Gain on sale of fixed asset	(15)	(8)
Recognition of deferred gain on Sale of Wholesale Segment	(42)	(42)
Minority Interest	(57)	(32)
Recognition of deferred license revenues	(29)	(1)
Changes in assets and liabilities
Accounts receivable	(633)	4,889
Inventories	539	(75)
Prepaid expenses and other assets	37	1,222
Accounts payable	220	(2,978)
Accrued liabilities	226	(1,988)
Deferred revenue	(129)	(23)
Deferred lease costs	45	(46)

Net cash provided by (used in) operating activities	(1,266)	482

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(708)	(71)
Proceeds from sale of property and equipment	18	—

Net cash used in investing activities	(690)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(104)	(160)
Foreign currency translation adjustment	1	(1)
Shareholder distribution	0	(5,990)
Proceeds from exercise of warrants and stock options	0	27

Net cash provided by (used in) financing activities	(103)	(6,124)

Net increase (decrease) in cash and cash equivalents	(2,057)	(5,713)
Cash and cash equivalents at beginning of period	7,058	11,994

Cash and cash equivalents at end of period	$5,001	$6,281

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	2	$5
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	0	$36
Insurance premiums financed through note payable	253	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTEEN WEEK PERIOD ENDED JUNE 27, 2010 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Non-Controlling Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 28, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,089	($41)	($84,371)	($4,186)	$1,598
Stock Option Expense							$21			$21
Non Controlling Interest											($52)
Comprehensive Loss								($1)		($1)

Net Loss									($1,628)	($1,628)
Balance, June 27, 2010*	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,110	($42)	($85,999)	($5,794)	$1,546

Totals may not equal due to rounding.

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Results of operations for the thirteen week period ended June 27, 2010 (“First Quarter Fiscal 2011”) and the thirteen week period ended June 28, 2009 (“First Quarter Fiscal 2010”) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”).

Recent Developments

During the First Quarter Fiscal 2011 we opened four new Company-operated stores and closed three stores. In addition, we launched our single unit franchising program in Washington State for individuals who are interested in operating a single franchise store. As of the end of First Quarter Fiscal 2011, our licensees in Asia had opened four stores in Singapore and three in South Korea.

During the First Quarter Fiscal 2011, we entered into a three year , renewable distribution agreement with a third party distributor, under which the distributor will warehouse and distribute merchandise and supplies for domestic Company-operated, licensed and franchised retail stores. Under the terms of the distribution agreement, the Company may be obligated to repurchase any unsold inventory held by the distributor at the end of the term, however such purchase commitments or obligations are not expected to be material or result in any loss to the Company at this time.

During the period ended June 27, 2010, the consolidated revenues include $82,000 derived from international licensing. Revenues derived from similar international sources for the period June 28, 2009 amounted to $26,000.

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for noncontrolling interests in subsidiaries. The guidance clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent company’s equity. It also requires the presentation of both net earnings attributable to noncontrolling interests and net earnings attributable to TC-Global, Inc. on the face of the consolidated statement of earnings. We adopted the new guidance relating to noncontrolling interests effective for the fiscal year ended March 28, 2010 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which will be effective for our first fiscal quarter of 2011. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. We are evaluating the impact that adoption may have on our consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Escrow and Related Party Receivable

In connection with the closing of the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of the Asset Purchase Agreement, dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”), $3,500,000 of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR . The full amount of this escrow was released to Tully’s on March 29, 2010.

In December 2008, Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., granted Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”), a $1,000,000 loan to be paid through future distributions of Tully’s Coffee Asia.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of June 27, 2010, we had cash and cash equivalents of $5,000,877, of which $768,969 was held in Tully’s Coffee Asia and limited in use. We had a working capital deficit of $1,095,349, exclusive of TCAP’s $4,000,000 obligation to AFCM, our limited partner in Tully’s Coffee Asia. TCAP’s obligation arises from its agreement to purchase, or to cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of US$4,000,000, on or before March 27, 2010. As of June 27, 2010, TCAP had not met its obligation to AFCM. TC Global, which is neither a party to the agreement nor a guarantor of the obligation, does not intend to provide funding to TCAP to enable it to satisfy its obligation to AFCM. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, TCAP could be subject to a claim that could have a material adverse impact on its financial position.

Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels decreased during the quarter as we entered into a distribution agreement that enabled us to outsource the supply of merchandise and supplies to our Company Operated, licensed, and franchised stores. Store inventories are also subject to short-term fluctuations based upon the timing of merchandise receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in coming quarters.

Cash requirements for Fiscal 2011, other than operating expenses and the commitments described in the condensed consolidated financial statements and notes included in this Form 10-Q, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment, general working capital needs, and accounts receivable related to new Specialty division business.

During Fiscal 2011, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We opened four new Company-operated stores during the First Quarter Fiscal 2011. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. We invested $708,000 during the quarter in property and equipment primarily related to the four stores opened this quarter and one new store which opened subsequent to quarter end.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents balance of approximately $5 million, of which $768,969 was held in Tully’s Coffee Asia, at June 27, 2010, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2011. Because we do not believe we are able to achieve additional cost reductions, if our sales volumes decline significantly or do not meet expectations during Fiscal 2011, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. However, the timing and extent of success for our strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 and Fiscal 2012. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Further, based on our current projections beyond Fiscal 2011, we expect that without additional financing we will deplete our cash during the second quarter of Fiscal 2012. As such, we believe we will likely need to secure financing in the next 12 months in order to fund all of our working capital requirements in Fiscal 2012. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we could be required to sell stores or other significant assets to provide capital to fund our business. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

3. Credit lines and long term debt

Northrim Credit Facility

Currently, Tully’s has an available credit facility with Northrim Bank which allows the Company to borrow up to $1,500,000, subject to the amount of eligible accounts receivable. Currently there are no borrowings under this facility.

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP, and AFCM, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia . The GP Loan accrued interest at an annualized rate of 15%.

Also on December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and Amendment No. 2 dated March 17, 2009, Tully’s Coffee Asia issued a convertible promissory note to AFCM in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that Tully’s Coffee Asia has made distributions to AFCM in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection, Tully’s has granted AFCM a preferential right to receive from Tully’s Coffee Asia, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of Tully’s Coffee Asia profits available for distribution, and that, after receipt by AFCM of the full preference amount all subsequent cash distributions of profits shall be shared equally between TCAP and AFCM. Any subsequent cash distributions to AFCM would first be applied to retire the LP Loan.

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4,000,000, by March 27, 2010. As of June 27, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP.

Other obligations under credit lines and long-term debt consist of the following:

	June 27, 2010	March 29, 2010
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000—$43,000 including interest at 4.31%, through March 2011 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	88	157
Less: Current portion	(88)	(157)

Long-term debt, net of current portion	$—	$—

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Commitments and contingencies

Lease commitments

We lease all of our retail, and office space under operating leases, which expire through 2020. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases.

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

Minimum future rental payments under noncancellable operating leases as of June 27, 2010 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$2,512
2012	2,610
2013	2,230
2014	1,683
2015	1,126
2016	652
2017	535
Thereafter	1,309

Total	$12,657

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$31
2012	43
Total	$74

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Contingencies

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest breaks for its hourly retail employees in California. In June 2010 we entered into a settlement agreement to settle this lawsuit and agreed to pay $375,000 and have accrued this amount as of June 27, 2010 in anticipation of this payment.

We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

Tully’s Coffee Asia Pacific – Limited Partnership Interest

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4,000,000, by March 27, 2010. As of June 27, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP.

5. Stock options

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

On March 2010, Tully’s shareholders approved the 2010 Stock Option Plan. The 2010 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of June 27, 2010, no options had been granted under the 2010 Stock Option Plan. The provisions of the 2010 Stock Option Plan, 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows. We may issue incentive or nonqualified stock options to our employees and directors. Stock options are granted solely at the discretion of our Board of Directors and are issued at a price determined by our Board of Directors. The term of each option granted is for such period as determined by our Board of Directors, but not more than ten years from date of grant. Options are nontransferable and may generally be exercised based on a vesting schedule determined by our Board of Directors. The plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of Tully’s.

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, our founder and former chairman Tom T. O’Keefe has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). To our knowledge, no options have been granted by Mr. O’Keefe under the Founder’s Plan since Fiscal 2002. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. In October 2005, Mr. O’Keefe contributed his holdings of Tully’s common stock to TTOK, LLC, a limited liability company owned by Mr. O’Keefe and the Founder’s Plan stock option obligations were assigned to TTOK, LLC.

Other Equity Instruments

Tully’s has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of June 27, 2010 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued to guarantors of debt	93,191	93,191	$0.40

Totals	93,191	93,191

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan, the 2004 Stock Option Plan and the 2010 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s. We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan, 2004 and 2010 Stock Option Plan. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
Weighted average risk free interest rate	1.72%	0.53%
Expected dividend yield	0%	0%
Expected lives	5 years	3 years
Weighted average expected volatility	113%	191%
Weighted average fair value at date of grant	$1.32	$1.27

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2011 we estimated our pre-vesting option forfeiture rate at 22%.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-based Compensation Under SFAS 123(R)

Stock-based compensation expense related to stock-based awards under SFAS 123(R) was $21,307 and $44,000 for the First Quarter Fiscal 2011 and First Quarter Fiscal 2010, respectively, which is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of June 27, 2010, we had approximately $245,000 of total unrecognized compensation cost related to the 39,669 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately five years.

Stock Award Activity

As of June 27, 2010 options for 421,460 shares were outstanding under the 1994 Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan of which 381,791 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of Shares	Weighted- average exercise price Per Share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 28, 2010	326,396	$7.81	8.43	$138,063
Granted	97,353	$1.64
Exercised	—	—
Forfeited	(2,289)	$8.84
Outstanding at June 27, 2010	421,460	$6.38

Exercisable or convertible at the end of the period	381,791	$5.80	8.19	$136,342

The aggregate intrinsic value of options outstanding at June 27, 2010 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 87,399 exercisable options that had exercise prices that were lower than the $1.64 fair market value, as determined by our Board of Directors, of our common stock at March 28, 2010.

No options were exercised during the First Quarter Fiscal 2011. The total intrinsic value of options exercised during the First Quarter Fiscal 2010 was $295,822,

6. Stockholders’ Equity

Preferred stock

Each outstanding share of our Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of Tully’s shares of common stock with gross proceeds to Tully’s in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event we issue shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At June 27, 2010, each eight shares of our outstanding Series A Convertible Preferred were convertible into approximately 1.12 shares of common stock (giving effect to the one-for-eight reverse split of our common stock).

Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment. Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

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

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if we make a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of our common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of June 27, 2010. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of our common stock).

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

7. Segment Reporting

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. We do not allocate our assets among our business units for purposes of making business decisions, and therefore do not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) exclude the effects of financing costs, income taxes, and non-cash depreciation and amortization. EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance of our operating segments and we believe it to be a helpful measure for those evaluating companies in the retail industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$8,858	$9,000
Specialty division	638	980

	$9,496	$9,980

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$669	$914
Specialty division	(240)	(58)
Corporate and other expenses	(1,865)	(1,418)

Loss before interest, taxes, depreciation and amortization of continuing operations	(1,436)	(562)
Depreciation and amortization	(237)	(334)
Interest income, interest expense, and misc. expense	(34)	(3)
Income taxes	26	—
Minority Interest	52	32

Net loss	$(1,629)	$(867)

Depreciation and amortization
Retail division	$199	$282
Specialty division	3	* *
Corporate and other expenses	35	52

Total depreciation and amortization	$237	$334

**	Not material—less than $1,000

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Loss Per Common Share

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

	Thirteen Week Periods Ended
	June 27, 2010	June 28 2009
	(unaudited)	(unaudited)
	(dollars and shares in thousands, except per share data)
Computation of basic loss per share
Loss from operations	$(1,626)	$(867)

Net loss for basic loss per share	$(1,626)	$(867)

Weighted average shares used in computing basic loss per share	3,563	3,466
Basic loss per share from operations	$(0.46)	$(0.25)

Basic loss per share	$(0.46)	$(0.25)

Computation of diluted loss per share
Loss from operations	$(1,626)	$(867)

Net loss for diluted loss per share	$(1,626)	$(867)
Weighted average shares used in computing diluted loss per share	3,563	3,466
Diluted loss per share from operations	$(0.46)	$(0.25)

Diluted loss per share	$(0.46)	$(0.25)

Weighted average common shares outstanding, used in computing basic loss per share	3,563	3,466
Total common share equivalent instruments for computing diluted loss per share	—	—

Weighted average shares used in computing diluted loss per share	3,563	3,466

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week period ended June 27, 2010 (“First Quarter Fiscal 2011”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section, and others described in the “Risk Factors” section of our Fiscal 2010 Form 10-K.

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

In connection with the closing of the Green Mountain Transaction, we entered into a Supply Agreement, a License Agreement, and a Noncompetition Agreement with GMCR. We also secured a perpetual license to use the “Tully’s” brand and other trade names, trademarks and service marks in connection with certain (i) retail operations worldwide (excluding Japan) and (ii) wholesale business outside of North America, utilizing an exclusive coffee supply arrangement. Our current shareholders and executive management team continue to own and operate the Company’s domestic retail business (Company-operated, franchised and licensed retail store locations) and international retail and wholesale businesses.

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

Trends in Our Business

Retail Division.

As of June 27, 2010, Tully’s had 79 company-operated retail stores and 108 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Utah, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

We continue to critically review our retail business,, and we are continuing to implement initiatives to improve our retail operations, retail distribution, store facilities and merchandising strategies. The ongoing goal of our retail division initiatives is to increase retail store average unit volume, increase comparable store sales and improve new store unit economics. We are simultaneously targeting operational improvements to enhance our retail margins and achieve profitability. All of these initiatives are designed to collectively improve our sales and achieve profitability.

Further, we continue to review of our retail locations and leasing arrangements in order to enhance operating efficiencies during the current economic conditions. During the quarter ended June 27, 2010 we opened four new stores and closed three stores in Washington State.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At June 27, 2010 there were 107 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees Tully’s Coffee Asia, which seeks to develop the Tully’s brand in Asia (excluding Japan) Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of June 27, 2010 we had franchised four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations.

On November 23, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”), a wholly owned subsidiary of Tully’s Coffee Asia, the joint venture formed by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pte, Ltd (“AFCM”), a Singapore company, entered into a Master License Agreement with DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, to develop the Tully’s brand in South Korea. Under the terms of the Master License Agreement, DK Retail will pay Tully’s Coffee International an initial commitment fee, an additional per store fee and is obligated to develop 100 Tully’s retail locations in South Korea over the next five years. The Master License Agreement has a renewable five year term, subject to payment of an extension fee. As of June 27, 2010, DK Retail has opened three stores in South Korea.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2009	10,830	10,107	9,049	9,059
Fiscal 2010	9,980	9,782	10,098	9,710
Fiscal 2011	9,496

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the First Quarter 2011 we experienced a mixture of increased prices associated with some of the products we sell and negotiated lower costs for other products and components. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

We continue to undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales and manage the stores to that metric.

During the First Quarter of Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company –operated , licensed, and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that, beginning in the First Quarter Fiscal 2011 we will no longer be recognizing Specialy Sales of Product or Specialty Cost of Goods Sold for the sale of these products to our franchised stores. This will have the effect of decreasing net sales and cost of sales as compared to prior periods however, we expect an overall increase to operating income and net income on these sales as a result of the efficiencies of the new program.

In connection with the Green Mountain Transaction we entered into a five year supply agreement, whereby costs are pre-determined on a cost-plus basis. We determined that the Supply Agreement is at market rates, and thus we expect expense trends to follow market rates for Arabica coffee.

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

Our general and administrative costs are less discretionary than our marketing costs. During the past quarter, we continue to strive to implement various cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	78	80
New stores	4	—
Closed stores	(3)	(1)

End of the period	79	79

Franchisee-operated stores
Stores at beginning of the period	107	87
New stores	1	4
Closed stores	—	—

End of the period	108	91

Total company-operated and franchised stores by location
Arizona	19	18
California	28	24
Oregon	5	5
Washington	100	96
Montana	5	5
Idaho	11	11
Utah	1	1
Wyoming	2	2
Colorado	16	8

End of the period	187	170

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
International franchise and licensees	7	3

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%	(6.1)%	4.2%	(0.2)%
Fiscal 2011	(0.8)%

Results of Operations

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)

Net Sales
Retail store sales	$8,858	$9,000
Specialty—International product sales	499	871

Total sales of products	9,357	9,871
Specialty—U.S. franchising licenses, royalties and fees	129	99
Specialty—Recognition of deferred revenue	10	10

Total net sales	$9,496	$9,980
Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$3,240	$3,136
Retail occupancy expenses	1,047	1,115
Specialty	294	585

Total	$4,581	$4,836
Operating Expenses
Store operating expenses	$3,894	$3,834
Other operating expenses:
Specialty—U.S. franchising expenses	(188)	281
Specialty—International division expenses (income)	772	172

Total other operating expenses	$584	$453

Marketing, general and administrative expenses	$1,852	$1,418

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)

Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	93.3%	90.2%
Specialty—International product sales	5.2%	8.7%

Total sales of products	98.5%	98.9%
Specialty—Licenses, royalties and fees	1.4%	1.0%
Specialty—Recognition of deferred revenue	0.1%	0.1%

Total net sales	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.6%	34.8%
Retail occupancy expenses	11.8%	12.4%
Store operating expenses	44.0%	42.6%
Marketing, general and administrative expenses as percent of Total Net Sales	19.5%	14.2%

First Quarter Fiscal 2010 Compared To First Quarter Fiscal 2009

Net Sales

Total net sales decreased $484,000 or 4.8% to $9,496,000 for the First Quarter Fiscal 2011, as compared to $9,980,000 for the First Quarter Fiscal 2010. Overall sales of products decreased $514,000 or 5.2% to $9,357,000 for the First Quarter Fiscal 2011, as compared to $9,871,000 for the First Quarter Fiscal 2010. Licenses, royalties and fees increased $30,000 or 30.3% to $129,000 as compared to $99,000 for the First Quarter Fiscal 2010.

The divisional decrease in net sales was comprised as follows:

Total company First Quarter Fiscal 2011 compared to First Quarter Fiscal 2010 (dollars in thousands)	Decrease in Net Sales
Retail	$(142)
Specialty	(342)

Total company	$(484)

For the First Quarter Fiscal 2011 comparable retail store sales decreased 0.8%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales decrease First Quarter Fiscal 2011 compared to First Quarter Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales decrease	$(57)
Sales increase from new stores	232
Sales decrease from stores closed during the Fiscal year 2010 and 2011	(317)

Total retail division	$(142)

Specialty net sales decreased $372,000 to $499,000 for the First Quarter Fiscal 2011 from $871,000 for the First Quarter Fiscal 2011. During the First quarter of Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated. licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that beginning in the first quarter of 2011 we will no longer be recognizing Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales and Cost of Sales as compared to prior periods however; we expect an overall increase to Gross Profit on these sales as a result of the efficiencies of the new program.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $255,000, or 5.3%, to $4,581,000 for the First Quarter Fiscal 2011 as compared to First Quarter Fiscal 2010. Cost of goods sold and related occupancy costs totaled 48.4% of total retail store sales for the First Quarter Fiscal 2011, compared to 47.2% in the corresponding period last year. Retail occupancy costs decreased to 11.8% in the First Quarter Fiscal 2011 as compared to 12.4% in the First Quarter Fiscal 2010.

Store operating expenses remained steady despite the decrease in product sales as a percentage of retail sales, store operating expenses were 44.0% of total retail store sales for First Quarter Fiscal 2011 compared to 42.6% of total retail store sales for First Quarter Fiscal 2010.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $131,000 or 28.9% to $584,000 during First Quarter Fiscal 2011 from $453,000 in First Quarter Fiscal 2010. This increase is related to increases in activities related to expansion of our franchising efforts and in support of our international growth objectives.

Marketing, general and administrative costs increased $434,000 or 30.6%, to $1,852,000 during the First Quarter Fiscal 2011 from $1,418,000 in the First Quarter Fiscal 2010. This increase was primarily due to an increase in marketing efforts to increase sales activities and special promotions in the First Quarter Fiscal 2011.

Depreciation and amortization expense decreased $97,000, or 29.0%, to $237,000 for the First Quarter Fiscal 2011 from $334,000 for the First Quarter Fiscal 2010, reflecting a lower level of depreciable assets in the current period.

Other Income (Expense)

Other Income increased to $6,000 for the First Quarter Fiscal 2011 as compared to $3,000 of expense for the First Quarter Fiscal 2010, primarily as the result of minimal use of debt and credit facilities in the current quarters.

Income Taxes

Income taxes increased $26,000 from $0 for the First Quarter Fiscal 2011, reflecting state tax paid in the First Quarter Fiscal 2010.

Net Loss

As a result of the factors described above, we had a loss of $1,626,000 for the First Quarter Fiscal 2011 as compared to the net loss of $ 867,000 for the First Quarter Fiscal 2010, an increase in net loss of $759,000 or 87.5%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated selected statements of cash flows data:

	Thirteen Week Periods Ended
	June 27, 2010	June 28, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)

STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$(1,626)	$(867)
Deferred Gain on Green Mountain Transaction	(42)	(42)
Adjustments for depreciation and other non-cash operating statement amounts	99	390

Net loss adjusted for non-cash operating statement amounts	(1,569)	(519)
Cash provided by (used) for other changes in assets and liabilities	305	1,001

Net cash provide by (used) in operating activities	(1,264)	482
Purchases of property and equipment	(690)	(71)
Other investing activities	—	—
Minority interest contribution in joint venture	—	—
Net borrowings (repayments) of capital leases	(104)	(160)
Foreign currency translation adjustment	1	(1)
Shareholder distribution		(5,990)
Proceeds from warrant and stock option exercise		27

Net increase (decrease) in cash and cash equivalents	$(2,057)	$(5,713)

Overall, our operating activities, investing activities, and financing activities used $2,057,000 of cash during First Quarter Fiscal 2010 as compared to $5,713,000 of cash used during First Quarter Fiscal 2009 which included an extraordinary distribution to shareholders of $5,990,000 in May 2009.

Cash used in operating activities for First Quarter Fiscal 2011 totaled $1,264,000 compared to First Quarter Fiscal 2010 when operating activities provided $482,000 of cash.

Investing activities used $690,000 of cash of which the majority of this amount related primarily to capital costs related to four new store openings during the First Quarter Fiscal 2011. For the year earlier period net cash used for investing activities totaled $ $71,000.

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

As of June 27, 2010, we had cash and cash equivalents of $5,000,877, of which $768,969 was held in Tully’s Coffee Asia and limited in use. We had a working capital deficit of $1,095,349, exclusive of TCAP’s $4,000,000 obligation to AFCM, our limited partner in Tully’s Coffee Asia. TCAP’s obligation arises from its agreement to purchase, or to cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of US$4,000,000, on or before March 27, 2010. As of June 27, 2010, TCAP had not met its obligation to AFCM. TC Global, which is neither a party to the agreement nor a guarantor of the obligation, does not intend to provide funding to TCAP to enable it to satisfy its obligation to AFCM. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, TCAP could be subject to a claim that could have a material adverse impact on its financial position.

Historically we have not required a significant net investment in working capital and operated with current liabilities in excess of our current assets. Our inventory levels decreased during the quarter as we entered into a distribution agreement that enabled us to outsource the supply of merchandise and supplies to our Company Operated, licensed, and franchised stores. Store inventories are also subject to short-term fluctuations based upon the timing of merchandise receipts. Tully’s expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated sales growth in coming quarters.

Cash requirements for Fiscal 2011, other than operating expenses and the commitments described in the condensed consolidated financial statements and notes included in this Form 10-Q, are expected to consist primarily of capital expenditures related to the opening of new company-operated stores and equipment, general working capital needs, and accounts receivable related to new Specialty division business.

During Fiscal 2011, we expect that the majority of the new Tully’s stores will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by Tully’s, but we do incur selling and support costs for such new stores related to store opening, training, and quality control. We opened four new Company-operated stores during the First Quarter Fiscal 2011. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on the specific location. We invested $708,000 during the quarter in property and equipment primarily related to the four stores opened this quarter and one new store which opened subsequent to quarter end.

We believe that the operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents balance of approximately $5 million, of which $768,969 was held in Tully’s Coffee Asia, at June 27, 2010, will be sufficient to fund ongoing operations of Tully’s through Fiscal 2011. Because we do not believe we are able to achieve additional cost reductions, if our sales volumes decline significantly or do not meet expectations during Fiscal 2011, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. However, the timing and extent of success for our strategies cannot be predicted with any level of certainty. In order to maintain an appropriate level of liquidity, we expect to seek additional sources of business funding (such as debt or equity financings) during Fiscal 2011 and Fiscal 2012. If the pricing or terms for any new financing do not meet our expectations, we may be required to choose between completion of the financing on such unfavorable terms or not completing the financing.

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

Further, based on our current projections beyond Fiscal 2011, we expect that without additional financing we will deplete our cash during the second quarter of Fiscal 2012. As such, we believe we will likely need to secure financing in the next 12 months in order to fund all of our working capital requirements in Fiscal 2012. Although we believe we have financing alternatives available to us, these alternatives would likely involve significant interest and other costs or would likely be highly dilutive to our existing shareholders. We continue to monitor whether credit facilities may be available to us on acceptable terms. There can be no assurance any debt or equity financing arrangement will be available to us when needed on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements. If we are unable to secure additional financing or generate sufficient cash flow from operations to fund our working capital and capital expenditures requirements, we could be required to sell stores or other significant assets to provide capital to fund our business. The sale of stores or other income-producing assets could adversely affect our future operating results and cash flows.

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

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision and with the participation of management, including our principal executive officer (“CEO”) who is currently also our Acting Chief Financial Officer and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 27, 2010. Based on their evaluation as of June 27, 2010, our CEO who is also Acting CFO concluded that the current disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the three months ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest breaks for its hourly retail employees in California. In June 2010 we entered into a settlement agreement to settle this lawsuit and agreed to pay $375,000 and have accrued this amount as of June 27, 2010 in anticipation of this payment.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No Company securities were offered or sold during First Quarter Fiscal 2011.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

3.2(a)	Amendment to Amended and Restated Bylaws, adopted effective July 8, 2010 (Filed with the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

31.1*	Certification of principal executive officer and acting principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer and acting principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 11, 2010.

TC Global, Inc.

By:	/S/ CARL W. PENNINGTON, SR.
Carl W. Pennington, Sr.
President, Chief Executive Officer and Chairman of the Board of Directors

Signing on behalf of the Registrant