Form 10-Q
period 2010-09-26
TC Global, Inc.
filed 2010-11-10
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,563,867
(Title of Each Class)	Number of Shares Outstanding at November 5, 2010

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2010

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52- or 53-week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2011	April 3, 2011 (53 weeks)
Fiscal 2010	March 28, 2010 (52 weeks)

Interim fiscal period
Second Quarter Fiscal 2011	13 week period ended September 26, 2010
Second Quarter Fiscal 2010	13 week period ended September 27, 2009
Six Months Fiscal 2011	26 week period ended September 26, 2010
Six Months Fiscal 2010	26 week period ended September 27, 2009

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2010	March 28, 2010
	(unaudited)	(audited)
	(dollars in thousands, Except share data)
Assets
Current assets
Cash and cash equivalents	$2,896	$3,558
Escrow Receivable	—	3,500
Income Tax Receivable	931	931
Accounts receivable, net of allowance for doubtful accounts of $883 and $704 at September 26, 2010 and March 28, 2010, respectively	1,408	585
Inventories	753	1,381
Prepaid expenses and other current assets	101	274

Total current assets	6,089	10,229
Property and equipment, net	2,707	2,184
Goodwill	45	45
Related party receivable, net of current portion	1,000	1,000
Other assets	286	263

Total assets	$10,127	$13,721

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$2,724	$2,498
Accrued liabilities	1,723	2,061
Credit line and current portion of long-term debt	34	157
Deferred revenue	4,246	4,271
Current portion of deferred gain on sale of wholesale segment	169	169
Obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	12,896	13,156
Deferred lease costs	281	249
Deferred revenue, net of current portion	662	715
Deferred gain on sale of wholesale segment, net of current portion	2,105	2,189

Total liabilities	15,944	16,309

Commitments and contingencies (Note 4)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at September 26, 2010 and March 28, 2010, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 shares issued and outstanding at September 26, 2010 and March 28, 2010, respectively; stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 issued and outstanding at September 26, 2010 and March 28, 2010, respectively; stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,129	24,089
Accumulated other comprehensive loss	(40)	(41)
Accumulated deficit	(87,536)	(84,371)

Total stockholders’ deficit attributable to TC Global, Inc.	(7,310)	(4,186)
Non-controlling interest	1,493	1,598

Total stockholders’ deficit	(5,817)	(2,588)

Total liabilities and stockholders’ deficit	$10,127	$13,721

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2010 (unaudited)	September 27, 2009 (unaudited)	September 26, 2010 (unaudited)	September 27, 2009 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,773	$8,750	$17,631	$17,750
Specialty sales of products	270	904	769	1,775

Total sales of products	9,043	9,654	18,400	19,525
Licenses, royalties, and fees	147	118	276	217
Recognition of deferred licensing revenue	10	10	20	20

Net sales	9,200	9,782	18,696	19,762

Cost of goods sold and operating expenses
Retail cost of goods sold	3,290	3,056	6,530	6,192
Retail occupancy expenses	1,001	1,104	2,048	2,219

Total retail cost of goods sold and related occupancy expenses	4,291	4,160	8,578	8,411
Specialty cost of goods sold	126	618	420	1,203

Cost of goods sold and related occupancy expenses	4,417	4,778	8,998	9,614
Store operating expenses	3,852	3,730	7,746	7,673
Other operating expenses	629	479	1,213	932
Marketing, general and administrative costs	1,613	1,595	3,465	2,905
Depreciation and amortization	245	317	482	651
Impairment of long lived assets	—	78	—	78
Store closure and lease termination costs	15	—	23	—

Total cost of goods sold and operating expenses	10,771	10,977	21,927	21,853

Operating loss	(1,571)	(1,195)	(3,231)	(2,091)
Other income (expense)
Interest expense	—	(1)	(1)	(6)
Miscellaneous expense	(23)	(80)	(16)	(71)

Total other expense	(23)	(81)	(17)	(77)

Loss before income taxes	(1,594)	(1,276)	(3,248)	(2,168)
Income tax benefit (expense)	4	—	(22)	—

Net loss	$(1,590)	$(1,276)	$(3,270)	$(2,168)
Non-controlling interest	$53	$45	$105	$76

Net loss attributable to TC Global, Inc.	$(1,537)	$(1,231)	$(3,165)	$(2,092)

Loss per share - basic and diluted	$(0.43)	$(0.35)	$(0.89)	$(0.60)
Weighted average shares used in computing basic and diluted loss per share	3,564	3,557	3,564	3,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Week Periods Ended
	September 26, 2010	September 27, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,165)	$(2,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	482	651
Store closure and lease termination costs	23	—
Impairment of long lived assets	—	78
Employee stock option compensation expense	40	80
Provision for doubtful accounts	(211)	(133)
Gain on sale of fixed asset	(14)	(15)
Recognition of deferred gain on sale of wholesale segment	(84)	(84)
Minority interest	(105)	(76)
Recognition of deferred license revenues	(45)	(4)
Changes in assets and liabilities:
Accounts receivable	(612)	5,166
Inventories	628	97
Prepaid expenses and other assets	185	1,391
Accounts payable	226	(2,950)
Accrued liabilities	(361)	(1,882)
Deferred revenue	(33)	133
Deferred lease costs	32	(93)

Net cash provided by (used in) operating activities	(3,014)	267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,012)	(348)
Proceeds from sale of property and equipment	21	18

Net cash used in investing activities	(991)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(158)	(262)
Foreign currency translation adjustment	1	2
Shareholder distribution	—	(5,990)
Proceeds from exercise of warrants and stock options	—	27

Net cash used in financing activities	(157)	(6,223)

Net decrease in cash and cash equivalents	(4,162)	(6,286)
Cash and cash equivalents at beginning of period	7,058	11,994

Cash and cash equivalents at end of period	$2,896	$5,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3	$6
Non-cash investing and financing activities:
Accrued expense paid through grant of stock options	—	$36
Insurance premiums financed through note payable	$253	$303

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE TWENTY-SIX WEEK PERIOD ENDED SEPTEMBER 26, 2010 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Non- Controlling Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount

Balance, March 28, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,089	$(41)	$(84,371)	$(4,186)	$1,598

Stock Option Expense							40			40
Non Controlling Interest											(105)
Comprehensive Loss								1		1
Net Loss									(3,165)	(3,165)

Balance, September 26, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,129	$(40)	$(87,536)	$(7,310)	$1,493

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the thirteen and twenty-six week periods ended September 26, 2010 (“Second Quarter Fiscal 2011” and “Six Months Fiscal 2011,” respectively) and the thirteen and twenty-six week periods ended September 27, 2009 (“Second Quarter Fiscal 2010” and “Six Months Fiscal 2010,” respectively) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”).

All presentation of amounts in the preceding financial statements and in the following notes to the condensed consolidated financial statements are assumed to be denominated in US dollars, unless otherwise indicated.

Recent Developments

During Fiscal 2011 the Company opened five new Company-operated stores and closed five stores as it realigned its operations for additional efficiency and profitability. In addition, it launched its single-unit franchising program in Washington, California and Hawaii for individuals who are interested in operating a single franchise store. During this period, the Company’s franchise and license partners added six new locations and closed two existing locations. During Fiscal 2011, the Company’s licensees in Asia have opened four stores in Singapore and three in South Korea.

During the First Quarter Fiscal 2011, the Company entered into a distribution agreement with a third party distributor, under which the distributor warehouses and distributes merchandise and supplies for domestic Company-operated, licensed and franchised retail stores. Under the terms of the distribution agreement, the Company may be obligated to repurchase any unsold inventory held by the distributor at the end of the term, however such purchase commitments or obligations are not expected to be material or result in any loss to the Company at this time.

As of September 26, 2010, the Company had cash and cash equivalents of $2.9 million, of which approximately $611,000 was held in Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”) and not available for general corporate use. The Company had a working capital deficit of $2.8 million, exclusive of a $4.0 million obligation to Asia Food Culture Management Pty. Ltd. (“AFCM”), a Singapore company and its limited partner in Tully’s Coffee Asia, which is not expected to be satisfied by funds held by TC Global, Inc. This obligation relates to an agreement made by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc. and the general partner of Tully’s Coffee Asia, to purchase, or to cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of $4.0 million on or before March 27, 2010. As of September 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.

Historically the Company has not required a significant net investment in working capital and has operated with current liabilities in excess of its current assets. The Company’s inventory levels decreased during Fiscal 2011 as it entered into a distribution agreement that enabled it to outsource the inventory of merchandise and supplies to its Company Operated, licensed, and franchised stores. Store inventories are also subject to short-term fluctuations based upon the timing of merchandise receipts and seasonality. The Company expects that its investment in accounts receivable and inventories will increase, primarily as the result of anticipated stocking for the holiday season as well as general sales growth in upcoming quarters.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recent Accounting Pronouncements

In 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting and reporting for non-controlling interests in subsidiaries. The guidance clarifies that a non-controlling interest in a subsidiary should be accounted for as a component of equity separate from the parent company’s equity. It also requires the presentation of both net earnings attributable to non-controlling interests and net earnings attributable to TC Global, Inc. on the face of the consolidated statement of earnings. We adopted the new guidance relating to non-controlling interests effective for the fiscal year ended March 28, 2010 on a prospective basis, except for the presentation and disclosure requirements, which were applied retrospectively.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities (“VIE”), which was effective for our first fiscal quarter of 2011. The new guidance requires a qualitative approach to identify a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.

Cash and Cash Equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Escrow and Related Party Receivable

In connection with the closing of the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. a Delaware Corporation (“GMCR”), pursuant to the terms of an Asset Purchase Agreement, dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”), $3.5 million of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR . The full amount of this escrow was released to Tully’s on March 29, 2010.

In December 2008, TCAP granted AFCM”), a $1.0 million loan to be paid through future distributions of Tully’s Coffee Asia.

2. Liquidity

During the remainder of Fiscal 2011, the Company expects that the majority of new locations will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by the Company, they do require selling and support costs for such new stores related to store opening, training, and quality control. The Company opened five new Company-operated stores, but also closed five stores during the first six months of Fiscal 2011. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on a specific location. The Company invested $1.0 million during the first six months of this fiscal year in property and equipment primarily related to the five newly-opened stores as well as limited refurbishment of some existing stores.

The Company believes that its operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents balance of approximately $2.9 million, of which approximately $611,000 was held in Tully’s Coffee Asia, at September 26, 2010, will be sufficient to fund ongoing operations of Tully’s through the end of the Fiscal Year. The Company has seen some improvements in sales volumes as compared to previous periods and has made some reductions in staffing and other expenses in recent months to bring operating expenses in line with operating revenues. If its sales volumes decline significantly, or do not meet expectations during the third and fourth quarters of Fiscal 2011, the Company does not believe it will be able to achieve significant additional overhead cost reductions. As a result, it may be unable to generate enough cash flow from operations to cover its working capital and capital expenditure requirements. The timing and extent of success for the Company’s strategies cannot be predicted with any level of certainty.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the Company’s current projections, it expects to deplete its cash resources during the first quarter of Fiscal 2012. In order to maintain an appropriate level of liquidity, the Company believes it will need additional capital in the next six to nine months in order to fund all of its working capital requirements in Fiscal 2011 and 2012 and is evaluating a variety of capital raising alternatives, including the sale of debt or equity securities, reorganization of existing operations, and/or sale of some of its stores. In addition, the Company’s management continues to monitor whether credit facilities may be available to it under acceptable terms. Although the Company believes it will have financing alternatives available to it, certain of these alternatives could result in significant interest and other costs or be highly dilutive to existing shareholders. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its long term capital requirements.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in store improvements, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. The potential sale of stores or other income-producing assets could adversely affect future operating results and cash flows.

3. Credit lines and long term debt

Northrim Credit Facility

Currently, Tully’s has an available credit facility with Northrim Bank which allows the Company to borrow up to $1.5 million, subject to the amount of eligible accounts receivable. As of September 26, 2010, there were no outstanding borrowings under this facility.

Tully’s Coffee Asia Pacific – Limited Partnership Loan

On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP, and AFCM, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to Tully’s Coffee Asia. The GP Loan accrues interest at an annualized rate of 15%.

Also on December 31, 2008, as subsequently amended by Amendment No. 1 dated March 6, 2009, and Amendment No. 2 dated March 17, 2009, Tully’s Coffee Asia issued a convertible promissory note to AFCM in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that Tully’s Coffee Asia has made distributions to AFCM in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection with this loan, Tully’s has granted AFCM a preferential right to receive from Tully’s Coffee Asia, prior to any future distribution to Tully’s, cash distributions equal to $500,000 out of Tully’s Coffee Asia profits available for distribution, and that, after receipt by AFCM of the full preference amount, all subsequent cash distributions of profits shall be shared equally between TCAP and AFCM. Any subsequent cash distributions to AFCM would first be applied to retire the LP Loan.

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of $4.0 million, by March 27, 2010. As of September 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other obligations under credit lines and long-term debt consist of the following:

	September 26, 2010	March 28, 2010
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000 - $43,000, including interest at 4.31%, through March 2011, and collateralized by unearned or return insurance premiums, accrued dividends and loss payments	34	157
Less: Current portion	(34)	(157)

Long-term debt, net of current portion	$—	$—

4. Commitments and contingencies

Lease commitments

The Company leases all of its retail and office space under operating leases, which have expiration dates through 2020. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases.

In connection with certain leases, lessors have granted tenant improvement allowances. These amounts, included in liabilities under the caption “deferred lease costs,” are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the “stepped rent” excess of rental expense computed on a straight-line basis over the actual rent payments required by the terms of these leases.

Minimum future rental payments under non-cancellable operating leases as of September 26, 2010 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$1,745
2012	2,945
2013	2,550
2014	1,942
2015	1,365
2016	748
2017	535
Thereafter	1,308

Total	$13,138

The Company has subleased some of its leased premises to third parties under agreements with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$13
2012	27

Total	$40

Contingencies

In July 2010, TC Global, Inc. was named as a defendant in a lawsuit by a former distributor of Tully’s products alleging breach of contract, and that certain guarantees were made and subsequently not adhered to during the term of the relationship between the Company and the distributor. The Company believes that it has fulfilled all obligations in the relationship and will continue to vigorously defend its position in this matter.

The Company is a party to various other legal proceedings arising in the ordinary course of our business, but is not currently a party to any other legal proceeding that it believes could have a material adverse effect on its financial position or results of operations.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Tully’s Coffee Asia Pacific – Limited Partnership Interest

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4.0 million by March 27, 2010. As of September 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, the Company could face adverse economic consequences surrounding its wholly owned subsidiary TCAP.

5. Stock options

Company Stock Incentive Plan

In 1994, Tully’s shareholders approved a Stock Incentive Plan (the “1994 Plan”). In August 1999, the Company’s shareholders approved an amended plan, which established the maximum number of shares issuable under the 1994 Plan and the Employee Stock Purchase Plan at 525,000; and in June 2003, the Company’s Board of Directors further amended the 1994 Plan. By its terms, the 1994 Plan expired in October 2004 (this did not terminate outstanding options).

In December 2004, Tully’s shareholders approved the 2004 Stock Option Plan, which authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan.

In March 2010, Tully’s shareholders approved the 2010 Stock Option Plan, which authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of September 26, 2010, no options had been granted under the 2010 Stock Option Plan. The provisions of the 2010 Stock Option Plan, 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows:

•

The Company may issue incentive or nonqualified stock options to its employees and directors. Stock options are granted solely at the discretion of the Company’s Board of Directors and are issued at a price determined by its Board of Directors.

•	The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant.

•	Options are nontransferable and may generally be exercised based on a vesting schedule determined by the Company’s Board of Directors.

•	The plan provides for acceleration of outstanding options under certain conditions, including but limited to certain changes in control of the Company.

Other Equity Instruments

The Company has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of September 26, 2010 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Price
Issued to guarantors of debt	93,191	93,191	$0.08
Issued with Series A Preferred Stock investment units	783	783	$2.64

Totals	93,974	93,974

Stock Options

The Company issues new shares of common stock upon the exercise of stock options granted under the 1994 Plan, the 2004 Stock Option Plan and the 2010 Stock Option Plan.

Determining Fair Value of Stock Awards Using Black Scholes

Valuation and Amortization Method.

The Company estimates the fair value of stock option awards granted using the Black-Scholes option valuation model. The fair value of each option grant is estimated on the date of grant. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected Life.

The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based primarily on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, expected exercises and post-vesting forfeitures.

Expected Volatility.

The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on its historical stock prices over the most recent period commensurate with the estimated expected life of the award.

Risk-Free Interest Rate.

The risk-free interest rate used in the Black-Scholes option valuation model is the implied risk-free interest rate with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield.

The Company uses an expected dividend yield of zero in the Black-Scholes option valuation model, consistent with historical experience on the date of grant.

Expected Forfeitures.

The Company primarily uses historical data to estimate pre-vesting option forfeitures. It records stock-based compensation only for those awards that are expected to vest. For Fiscal 2011 the Company estimates its pre-vesting option forfeiture rate at 22%.

Stock-based Compensation

Stock-based compensation expense related to stock-based awards was $20,000 and $36,000, respectively, for Second Quarter Fiscal 2011 and Second Quarter Fiscal 2010, respectively, and $40,000 and $80,000 for the Six Months Fiscal 2011 and Six Months Fiscal 2010, respectively. Stock-based compensation expense is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of September 26, 2010, the Company had approximately $219,000 of total unrecognized compensation cost related to 69,000 non-vested stock-based awards granted under all equity compensation plans. The Company expects to recognize this cost over a period of approximately five years.

Stock Award Activity

As of September 26, 2010 options for 419,754 shares were outstanding under the 1994 Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan of which 380,085 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term
Outstanding at March 28, 2010	326,396	$7.81	8.4 years
Granted	97,353	$1.64
Exercised	—	—
Forfeited	(2,289)	$8.84

Outstanding at June 27, 2010	421,460	$6.38
Granted	—	—
Exercised	—	—
Forfeited	(1,706)	$4.15

Outstanding at September 26, 2010	419,754	$6.39	7.9 years

Exercisable or convertible at the end of the period	380,085	$5.80	7.9 years

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of options outstanding at September 26, 2010 was $20,000. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the actuarially-determined fair market value of the Company’s stock of $0.31 as of June 30, 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 26, 2010

No options were granted or exercised during the First or Second Quarters of Fiscal 2011. The total intrinsic value of options exercised during the Six Months Fiscal 2010 was $296,000.

6. Stockholders’ Equity

Preferred stock

Each outstanding share of the Company’s Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of its shares of common stock with gross proceeds to the Company in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event the Company issues shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At September 26, 2010, each eight shares of the Company’s outstanding Series A Convertible Preferred were convertible into approximately 1.12 shares of common stock (giving effect to the one-for-eight reverse split of its common stock).

Voting rights of the Series A Preferred Stock are subject to adjustment for the anti-dilution adjustment. Series A Preferred shareholders may exercise cumulative voting rights with respect to the election of Directors.

In the event of any liquidation or winding up of Tully’s, each share of Series A Preferred Stock is entitled to receive, prior and in preference to all other payments to the holders of Series B Preferred Stock and the shares of common stock, an amount equal to $2.50, plus any and all declared but unpaid dividends with respect to such share of Series A Preferred Stock (the “Series A Liquidation Preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference (described below), and the Series B Liquidation Preference (described below), and subject to the rights of any additional preferred stock that may in the future be designated and issued by Tully’s, the Company’s remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

Certain holders of Series A Preferred Stock have certain rights to require the Company to register the shares of common stock issued upon conversion of the Series A Preferred Stock. These rights generally allow persons holding the underlying shares of common stock to require Tully’s to use its best efforts to register the shares for resale under the Securities Act of 1933, as amended, and under such state securities laws as may be necessary. These rights include the right to demand that the Company file a registration statement for the underlying shares of common stock at the shareholders’ option no more than one time following an initial public offering, if any, and thereafter, unlimited rights once Tully’s is eligible to use Form S-3.

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if the Company makes a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of the Company’s common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of September 26, 2010. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of its common stock).

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Common stock

In the event of any liquidation or winding up of the Company, after distribution of the full Series A Liquidation Preference, each common share is entitled to receive an amount per share equal to $18.00 (giving effect to the one-for-eight reverse split of the Company’s common stock), plus any and all declared but unpaid dividends with respect to such share of common stock (the “common stock liquidation preference”). Assuming distribution of the full Series A Liquidation Preference, common stock liquidation preference and the Series B Liquidation Preference (described above), and subject to the rights of any additional preferred stock that may in the future be designated and issued by the Company, its remaining assets available for distribution to shareholders would be distributed pro rata among the holders of the Series A Preferred Stock, Series B Preferred Stock and shares of common stock, treating the shares of Series A Preferred Stock and Series B Preferred Stock on an as-converted basis.

7. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. The Company does not allocate its assets among its business units for purposes of making business decisions, and therefore does not present asset information by operating segment. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) exclude the effects of financing costs, income taxes, and non-cash depreciation and amortization. EBITDA is not a measure determined in accordance with accounting principles generally accepted in the United States (“GAAP”), and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. EBITDA is used as a measurement of operating efficiency and overall financial performance of operating segments and the Company believes it to be a helpful measure for those evaluating companies in the retail industry. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

TC GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$8,773	$8,750	$17,631	$17,750
Specialty division	427	1,032	1,065	2,012

	$9,200	$9,782	$18,696	$19,762

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$615	$752	$1,284	$1,666
Specialty division	(328)	(65)	(568)	(123)
Corporate and other expenses	(1,613)	(1,655)	(3,465)	(3,073)

Loss before interest, taxes, depreciation and amortization	(1,326)	(968)	(2,749)	(1,530)
Depreciation and amortization	(245)	(317)	(482)	(651)
Interest income, interest expense, and loan guarantee fees	(23)	9	(17)	13
Minority interest	53	45	105	76
Income taxes	4	—	(22)	—

Net loss	$(1,537)	$(1,231)	$(3,165)	$(2,092)

Depreciation and amortization
Retail division	$245	$317	$482	$651
Specialty division	**	**	**	**
Corporate and other expenses	**	**	**	**

Total depreciation and amortization	$245	$317	$482	$651

**	Not material—less than $1,000

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

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen and twenty-six week periods ended September 26, 2010 (“First Quarter Fiscal 2011” and “Six Months Fiscal 2011). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section of our Fiscal 2010 Form 10-K.

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

For most of our operating history, we have not generated sufficient cash to fully fund operations. We have historically financed this cash shortfall through the issuance of debt and equity securities, borrowings, asset sales, and cash provided under our international licensing relationships.

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

Trends in Our Business

Retail Division.

As of September 26, 2010, Tully’s had 78 company-operated retail stores and 110 franchised stores in Washington, California, Arizona, Oregon, Idaho, Montana, Wyoming, and Colorado. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of corporate facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and on university campuses. These facilities are operated under contracts with varying terms. While not our core business, addition and/or loss of any of these locations could have an impact on our results of operations.

We continue to critically review our retail business, and we are continuing to implement initiatives to improve our retail operations, retail distribution, store facilities and merchandising strategies. The ongoing goal of our retail division initiatives is to increase retail store average unit volume, increase comparable store sales and improve new store unit economics. We are simultaneously targeting operational improvements to enhance our retail margins and achieve profitability. All of these initiatives are designed to collectively improve our sales and achieve profitability.

Further, we continue to review our retail locations and leasing arrangements in order to enhance operating efficiencies during the current economic conditions. During the six months ended September 26, 2010 we opened five new stores in attractive locations and closed five underperforming stores in Washington and California in order to enhance long term profitability. New stores generally require several months to reach their full sales potential so the impact of these new store openings may not be reflected in operating results in the very near future.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At September 26, 2010 there were 110 U.S. licensed and franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees Tully’s Coffee Asia, which seeks to develop the Tully’s brand in Asia (excluding Japan) Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of September 26, 2010 we had franchised four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations.

On November 23, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”), a wholly owned subsidiary of Tully’s Coffee Asia, the joint venture formed by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pty, Ltd (“AFCM”), a Singapore company, entered into a Master License Agreement with DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, to develop the Tully’s brand in South Korea. Under the terms of the Master License Agreement, DK Retail will pay Tully’s Coffee International an initial commitment fee, an additional per store fee and is obligated to develop 100 Tully’s retail locations in South Korea over the next five years. The Master License Agreement has a renewable five year term, subject to payment of an extension fee. As of September 26, 2010, DK Retail has opened three stores in South Korea.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2010	9,980	9,782	10,098	9,710
Fiscal 2011	9,496	9,200

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the First and Second Quarters of 2011 we experienced a mixture of increased prices associated with some of the products we sell and negotiated lower costs for other products and components. In addition, in September 2010, we increased prices for some of our coffee based beverages in our stores to offset these cost increases. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting). We continue to undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales and manage the stores to that metric.

During the First Quarter of Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company–operated, licensed, and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that, beginning in the First Quarter Fiscal 2011 we will no longer be recognizing Specialty Sales of Product or Specialty Cost of Goods Sold for the sale of these products to our franchised stores. This will have the effect of decreasing net sales and cost of sales as compared to prior periods; however, we expect an overall increase in operating income and net income on these sales as a result of the efficiencies of the new program.

In connection with the Green Mountain Transaction, we entered into a five year supply agreement, whereby costs are pre-determined on a cost-plus basis. We determined that the Supply Agreement is at market rates, and thus we expect expense trends to follow market rates for Arabica coffee.

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

Our general and administrative costs are less discretionary than our marketing costs. During the past quarter, we implemented various administrative cost savings initiatives. During the second quarter we eliminated some overhead staff positions and cut other administrative expenses in an effort to further reduce costs.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Periods Ended
	September 26, 2010	September 27, 2009
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	78	80
New stores	5	1
Closed stores	(5)	(2)

End of the period	78	79

Franchisee-operated stores
Stores at beginning of the period	106	84
New stores	6	21
Closed stores	(2)	(4)

End of the period	110	101

Total company-operated and franchised stores by location
Arizona	20	18
California	27	25
Oregon	5	5
Washington	101	98
Montana	5	5
Idaho	11	12
Utah	0	1
Wyoming	2	2
Colorado	17	14

End of the period	188	180

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Periods Ended
	September 26, 2010	September 27, 2009
International franchise and licensees	7	4

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010	(8.4)%	(6.1)%	4.2%	(0.2)%
Fiscal 2011	(0.8)%	1.1%

Results of Operations

	Thirteen Week Periods Ended		Twenty-six Periods Ended
	September 26, 2010 (unaudited)	September 27, 2009 (unaudited)	September 26, 2010 (unaudited)	September 27, 2009 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	95.4%	89.5%	94.3%	89.8%
Specialty—international product sales	2.9%	9.2%	4.1%	9.0%

Total sales of products	98.3%	98.7%	98.4%	98.8%
Specialty—Licenses, royalties and fees	1.6%	1.2%	1.5%	1.1%
Specialty—Recognition of deferred revenue	0.1%	0.1%	0.1%	0.1%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	37.5%	34.9%	37.0%	34.9%
Retail occupancy expenses	11.4%	12.6%	11.6%	12.5%
Store operating expenses	43.9%	42.6%	43.9%	43.2%
Marketing, general and administrative expenses as percent of Total Net Sales	17.5%	16.3%	18.5%	16.2%

Second Quarter Fiscal 2011 Compared To Second Quarter Fiscal 2010

Net Sales

Total net sales decreased $582,000, or 5.9%, to $9.2 million for the Second Quarter Fiscal 2011, as compared to $9.8 million for the Second Quarter Fiscal 2010. Sales of products decreased $611,000, or 6.3%, to $9.0 million for the Second Quarter Fiscal 2011, as compared to $9.7 million for the Second Quarter Fiscal 2010. Licenses, royalties and fees increased $29,000, or 24.6%, to $147,000 as compared to $118,000 for the Second Quarter Fiscal 2010.

The divisional increase (decrease) in net sales was comprised as follows:

Total company Second Quarter Fiscal 2011 compared to Second Quarter Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$23
Specialty	(605)

Total company	$(582)

For the Second Quarter Fiscal 2011 comparable retail store sales increased 0.3%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Second Quarter Fiscal 2011 compared to Second Quarter Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable store sales increase	$96
Sales increase from new stores	341
Sales decrease from stores closed during Fiscal 2011 and Fiscal 2010	(414)

Total retail division	$23

Specialty net sales decreased $605,000 to $427,000 for the Second Quarter Fiscal 2011 from $1.0 million for the Second Quarter Fiscal 2010. During the first quarter of Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that beginning in the First Quarter Fiscal

2011, we no longer recognize Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Sales, as compared to prior periods. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans has increased.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $131,000, or 3.1%, to $4.3 million for the Second Quarter Fiscal 2011 as compared to Second Quarter Fiscal 2010. Cost of goods sold and related occupancy costs as a percentage of total net sales increased slightly to 48.9% for the Second Quarter Fiscal 2011, compared to 47.5% in the corresponding period last year.

Store operating expenses remained relatively flat as a percentage of retail sales at 43.9% for Second Quarter Fiscal 2011 compared to 42.6% for Second Quarter Fiscal 2010.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $150,000 or 31.3% to $629,000 during Second Quarter Fiscal 2011 from $479,000 in Second Quarter Fiscal 2010 due to an increase in reserves relating to accounts receivable from franchisees.

Marketing, general and administrative costs were steady at $1.6 million during the Second Quarter Fiscal 2011 and in the Second Quarter Fiscal 2010.

Depreciation and amortization expense decreased $72,000, or 22.7%, to $245,000 for the Second Quarter Fiscal 2011 from $317,000 for the Second Quarter Fiscal 2009. This expense has decreased as assets have aged and become fully depreciated.

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $1.6 million for the Second Quarter Fiscal 2011 as compared to a net loss of $1.3 million for the Second Quarter Fiscal 2010, a decline of $314,000 or 24.6%.

Six Months Fiscal 2011 Compared To Six Months Fiscal 2010

Net Sales

Total net sales decreased $1.1 million, or 5.4%, to $18.7 million for the Six Months Fiscal 2011, as compared to $19.8 million for the Six Months Fiscal 2010. Sales of products decreased $1.1 million, or 5.8%, to $18.4 million for the Six Months Fiscal 2011, as compared to $19.5 million for the Six Months Fiscal 2010. Licenses, royalties and fees increased $59,000, or 27.2%, to $276,000 for the Six Months Fiscal 2011, as compared to $217,000 for the Six Months Fiscal 2010.

The divisional decrease in net sales was comprised as follows:

Total company Six Months Fiscal 2011 compared to Six Months Fiscal 2010 (dollars in thousands)	Decrease in Net Sales
Retail	$(119)
Specialty	(947)

Total company	$(1,066)

For the Six Months Fiscal 2011, comparable retail store sales decreased 0.7%. The factors comprising the retail sales decrease are summarized as follows:

Retail division Components of net sales decrease Six Months Fiscal 2010 compared to Six Months Fiscal 2009 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$52
Sales increase from new stores	574
Sales decrease from stores closed during Fiscal 2011 and Fiscal 2010	(745)

Total retail division	$(119)

Specialty net sales decreased $947,000 to $1.1 million for the Six Months Fiscal 2011 from $2.0 million for the Six Months Fiscal 2010. During the First Quarter Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that beginning in the First Quarter Fiscal 2011 we no longer recognize Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Sales, as compared to prior periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $616,000, or 6.4%, to $9.0 million for the Six Months Fiscal 2011 as compared to the Six Months Fiscal 2010. Cost of goods sold and related occupancy costs decreased slightly to 48.1% of total sales for the Six Months Fiscal 2011, compared to 48.6% in the corresponding prior year period. Retail occupancy expenses as a percentage of retail store sales were slightly higher at 11.6% in the Six Months Fiscal 2011 as compared to 11.2% in the Six Months Fiscal 2010. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans has increased.

Store operating expenses as a percentage of retail sales remained relatively flat at 43.9% of retail sales for Six Months Fiscal 2011 compared to 43.2% for Six Months Fiscal 2010.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $281,000 or 34.2% to $1.2 million during Six Months Fiscal 2011 from $932,000 in Six Months Fiscal 2010 due to an increase in reserves relating to accounts receivable from franchisees.

Marketing, general and administrative costs increased $560,000, or 19.3%, to $3.5 million for the Six Months Fiscal 2011 from $2.9 million for the Six Months Fiscal 2010. This is primarily a result of increased marketing and other administrative costs and expenses associated with outsourcing the inventory and distribution of products to our Company operated, licensed and franchise stores.

Depreciation and amortization expense decreased $169,000, or 26.0%, to $482,000 for the Six Months Fiscal 2011 from $651,000 for the Six Months Fiscal 2010. This expense has decreased as assets have aged and become fully depreciated.

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $3.3 million for the Six Months Fiscal 2011 as compared to the net loss of $2.2 million for the Six Months Fiscal 2010, a decline of $1.1 million, or 50.8%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statements of cash flows data:

	Six Months Fiscal 2011	Six Months Fiscal 2010
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(3,165)	$(2,092)
Deferred Gain on Green Mountain Transaction	(84)	(84)
Adjustments for depreciation and other non-cash operating activities	170	581

Net loss adjusted for non-cash operating statement amounts	(3,079)	(1,595)
Cash provided by other changes in assets and liabilities	65	1,862

Net cash provided by (used in) operating activities	(3,014)	267
Purchases of property and equipment	(1,012)	(348)
Other investing activities	21	18
Net repayments of capital leases	(158)	(262)
Foreign currency translation adjustment	1	2
Shareholder distribution	—	(5,990)
Proceeds from warrant and stock option exercise	—	27

Net decrease in cash and cash equivalents	$(4,162)	$(6,286)

Overall, our operating, investing and financing activities used $4.2 million of cash during Six Months Fiscal 2011 as compared to $6.3 million of cash used during Six Months Fiscal 2010, primarily due to the shareholder distribution on May 20, 2009.

Cash used by operating activities for Six Months Fiscal 2011 was $3.0 million, a change of $3.3 compared to Six Months Fiscal 2010, when operating activities provided cash of $267,000. This related primarily to collections of accounts receivable of $5.2 million due to final collection of certain trade receivables related to the discontinued wholesale operations, offset by a cash usage in accounts payable and accrued liabilities of $4.8 million as the company made final payments to wholesale vendors as required under the GMCR Agreement.

Investing activities used cash of $991,000 in Six Months Fiscal 2011, compared to use of $330,000 in Six Months Fiscal 2010, as we made increased purchases of property and equipment to support new store openings.

Financing activities used cash of $158,000 in Six Months Fiscal 2011, compared to use of $6.2 million in Six Months Fiscal 2010, which included a special distribution of nearly $6.0 million paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009.

Liquidity and Capital Resources

During the remainder of Fiscal 2011, we expect that the majority of our new locations will be franchised and licensed stores, rather than company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment by the Company; however, they do require selling and support costs for such new stores related to store opening, training, and quality control. We opened five new Company-operated stores, but also closed five stores during the first six months of Fiscal 2011. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on a specific location. We invested $1.0 million during the first six months of this fiscal year in property and equipment primarily related to the five newly-opened stores as well as limited refurbishment of some existing stores.

We believe that our operating cash flows, financing cash flows, and investing cash flows projected for Fiscal 2011, and the cash and cash equivalents balance of approximately $2.9 million, of which approximately $611,000 was held in Tully’s Coffee Asia, at September 26, 2010, will be sufficient to fund our ongoing operations through the end of the Fiscal Year 2011. We have seen some improvements in sales volumes as compared to previous periods and have made some reductions in staffing and other expenses in recent months to bring operating expenses in line with operating revenues. If our sales volumes decline significantly or if we do not meet expectations during the third and fourth quarters of Fiscal 2011, we do not believe we will be able to achieve significant additional overhead cost reductions. As a result, we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements. The timing and extent of success for our Company’s strategies cannot be predicted with any level of certainty.

Based on our current projections, we expect to deplete our cash resources during the first quarter of Fiscal 2012. In order to maintain an appropriate level of liquidity, we believe we will need additional capital in the next six to nine months in order to fund all of our working capital requirements in Fiscal 2011 and 2012, and we are evaluating a variety of capital raising alternatives, including the sale of debt or equity securities, reorganization of existing operations, and/or sale of some of our stores. In addition, we continue to monitor whether credit facilities may be available to us under acceptable terms. Although we believe we will have financing alternatives available to us, certain of these alternatives could result in significant interest and other costs or be highly dilutive to existing shareholders. There can be no assurance that any debt or equity financing arrangement will be available to us on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide us with sufficient funds to meet our long term capital requirements.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then we could be required to substantially reduce or discontinue our investments in store improvements, new customers and new products; reduce operating, marketing, general and administrative costs related to our continuing operations; or limit the scope of our continuing operations. The potential sale of stores or other income-producing assets could adversely affect future operating results and cash flows.

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

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision of, and with the participation of management, including our principal executive officer (“CEO”) who is currently also our Acting Chief Financial Officer and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 26, 2010. Based on their evaluation as of September 26, 2010, our CEO who is also Acting CFO concluded that the current disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the three and six month periods ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2010, TC Global, Inc. was named as a defendant in a lawsuit by a former distributor of Tully’s products alleging breach of contract, and that certain guarantees were made and subsequently not adhered to during the term of the relationship between the Company and the distributor. We believe that we have fulfilled all obligations in the relationship and will continue to vigorously defend its position in this matter.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No Company securities were offered or sold during second quarter of fiscal 2011.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 10, 2010.

TC Global, Inc.

By:	/S/ CARL W. PENNINGTON, SR.
Carl W. Pennington, Sr.
President, Chief Executive Officer and Chairman of the Board of Directors

Signing on behalf of the Registrant