Form 10-Q
period 2010-12-26
TC Global, Inc.
filed 2011-02-09
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2010

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

TC GLOBAL, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2010

****

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52- or 53-week annual period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2012	April 1, 2012 (52 weeks)
Fiscal 2011	April 3, 2011 (53 weeks)
Fiscal 2010	March 28, 2010 (52 weeks)

Interim fiscal period
Third Quarter Fiscal 2011	13 week period ended December 26, 2010
Third Quarter Fiscal 2010	13 week period ended December 27, 2009
Nine Months Fiscal 2011	39 week period ended December 26, 2010
Nine Months Fiscal 2010	39 week period ended December 27, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we refer to TC Global, Inc. and its consolidated subsidiaries and joint ventures controlled by the company as “we,” “us,” “our,” “the Company,” or “Tully’s.”

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. These statements reflect our current views with respect to our future financial condition, results of operations, objectives, strategies, plans, goals, targets or future performance and business for future periods, and generally may be identified by use of phrases such as “believe,” “expect,” “will,” “seek,” “should,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “initiatives,” “models,” “hope,” “goal,” “foresee” or other words of similar import.

These forward-looking statements involve known and unknown risks, uncertainties and other factors, including those identified below, that could cause events, including our actual results, to differ materially from those expressed or implied by any forward-looking statements. These factors, among others, could cause our financial performance to differ materially from our goals, targets, objectives, intentions and expectations.

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•	our ability to successfully execute on our Fiscal 2011 operating plan;

•	our ability to raise additional capital or to consummate a strategic transaction to fund our business;

•	the performance of existing and new stores, including our ability to achieve comparable store sales growth, increase the average unit volume of new stores, and increase operating margins;

•	the success of our franchisees;

•	our continued right to use our trade names and brands, which we license from Green Mountain Coffee Roasters;

•	our ability to maintain and enhance our brand image and product quality; and

•	our ability to compete successfully against current or future competitors.

These and other risk factors discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K are among important factors of which we are currently aware that could cause actual results, performance or achievements to differ materially from those expressed in our forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Other unknown or unpredictable factors also could have material adverse effects on our future results, performance or achievements. We cannot assure you that projected results or events will be achieved or will occur. Consequently, you should not place undue reliance on our forward-looking information and statements.

We qualify all of our forward-looking statements by these cautionary statements. Except to the extent required by the federal securities laws, we do not intend to update or revise the forward-looking statements contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TC GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2010	March 28, 2010
	(unaudited)	(audited)
	(dollars in thousands, Except share data)
Assets
Current assets
Cash and cash equivalents	$2,606	$3,558
Escrow receivable	—	3,500
Income tax receivable	393	931
Accounts receivable, net of allowance for doubtful accounts of $979 and $704 at December 26, 2010 and March 28, 2010, respectively	1,484	585
Inventories	703	1,381
Prepaid expenses and other current assets	277	274

Total current assets	5,463	10,229
Property and equipment, net	2,591	2,184
Goodwill	45	45
Related party receivable, net of current portion	1,000	1,000
Other assets	281	263

Total assets	$9,380	$13,721

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$2,356	$2,498
Accrued liabilities	1,945	2,061
Current portion of long-term debt	101	157
Deferred revenue	4,617	4,271
Current portion of deferred gain on sale of wholesale segment	169	169
Obligation to minority shareholder in TCAP	4,000	4,000

Total current liabilities	13,188	13,156
Deferred lease costs	274	249
Deferred revenue, net of current portion	710	715
Deferred gain on sale of wholesale segment, net of current portion	2,062	2,189

Total liabilities	16,234	16,309

Commitments and contingencies (Note 4)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at December 26, 2010 and March 28, 2010, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 shares issued and outstanding at December 26, 2010 and March 28, 2010, respectively; stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 issued and outstanding at December 26, 2010 and March 28, 2010, respectively; stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,150	24,089
Accumulated other comprehensive loss	(72)	(41)
Accumulated deficit	(88,536)	(84,371)

Total stockholders’ deficit attributable to TC Global, Inc.	(8,321)	(4,186)
Non-controlling interest	1,467	1,598

Total stockholders’ deficit	(6,854)	(2,588)

Total liabilities and stockholders’ deficit	$9,380	$13,721

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	December 26, 2010 (unaudited)	December 27, 2009 (unaudited)	December 26, 2010 (unaudited)	December 27, 2009 (unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$9,127	$8,970	$26,758	$26,720
Specialty sales of products	288	1,001	1,057	2,776

Total sales of products	9,415	9,971	27,815	29,496
Licenses, royalties, and fees	136	117	412	334
Recognition of deferred licensing revenue	11	10	31	30

Net sales	9,562	10,098	28,258	29,860

Cost of goods sold and operating expenses
Retail cost of goods sold	3,400	3,201	9,930	9,393
Retail occupancy expenses	906	1,099	2,954	3,318

Total retail cost of goods sold and related occupancy expenses	4,306	4,300	12,884	12,711
Specialty cost of goods sold	85	599	505	1,802

Cost of goods sold and related occupancy expenses	4,391	4,899	13,389	14,513
Store operating expenses	3,919	4,033	11,665	11,706
Other operating expenses	439	589	1,652	1,521
Marketing, general and administrative costs	1,578	1,569	5,054	4,474
Depreciation and amortization	223	284	705	935
Impairment of long lived assets	—	—	—	78
Store closure and lease termination costs	44	—	67	—

Total cost of goods sold and operating expenses	10,594	11,374	32,532	33,227

Operating loss	(1,032)	(1,276)	(4,274)	(3,367)
Other income (expense)
Interest expense	—	(3)	(1)	(9)
Foreign exchange gain (loss)	25	(6)	—	(6)
Miscellaneous expense	(18)	(12)	2	(84)

Total other income (expense)	7	(21)	1	(99)

Loss before income taxes	(1,025)	(1,297)	(4,273)	(3,466)
Income tax benefit (expense)	(1)	(162)	(23)	(162)

Net loss	$(1,026)	$(1,459)	$(4,296)	$(3,628)
Non-controlling interest	$26	$70	$131	$147

Net loss attributable to TC Global, Inc.	$(1,000)	$(1,389)	$(4,165)	$(3,481)

Loss per share - basic and diluted	$(0.28)	$(0.39)	$(1.17)	$(0.99)
Weighted average shares used in computing basic and diluted loss per share	3,564	3,561	3,564	3,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Week Periods Ended
	December 26, 2010	December 27, 2009
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,296)	$(3,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	935
Store closure and lease termination costs	67	—
Impairment of long lived assets	—	78
Employee stock option compensation expense	61	112
Provision for doubtful accounts	(293)	185
Gain on sale of fixed asset	(12)	(15)
Recognition of deferred gain on sale of wholesale segment	(127)	(127)
Recognition of deferred license revenues	14	(18)
Changes in assets and liabilities:
Escrow receivable	3,500	(500)
Accounts receivable	(69)	5,223
Inventories	678	(74)
Prepaid expenses and other assets	240	1,621
Accounts payable	(143)	(3,166)
Accrued liabilities	(181)	(2,297)
Deferred revenue	326	1,220
Deferred lease costs	25	(119)

Net cash provided by (used in) operating activities	495	(570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,139)	(485)
Proceeds from sale of property and equipment	39	18

Net cash used in investing activities	(1,100)	(467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(316)	(409)
Foreign currency translation adjustment	(31)	12
Shareholder distribution	—	(5,993)
Proceeds from exercise of warrants and stock options	—	27

Net cash used in financing activities	(347)	(6,363)

Net decrease in cash and cash equivalents	(952)	(7,400)
Cash and cash equivalents at beginning of period	3,558	11,994

Cash and cash equivalents at end of period	$2,606	$4,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$4	$9
Non-cash investing and financing activities:
Liability paid through issuance of stock	—	$84
Insurance premiums financed through note payable	$195	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THIRTY-NINE WEEK PERIOD ENDED DECEMBER 26, 2010 (UNAUDITED)

	Convertible Preferred Stock				Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Non- Controlling Interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 28, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,089	$(41)	$(84,371)	$(4,186)	$1,598

Stock Option Expense							61			61
Non Controlling Interest											(131)
Comprehensive Loss								(31)		(31)
Net Loss attributable to TC Global, Inc.									(4,165)	(4,165)

Balance, December 26, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,150	$(72)	$(88,536)	$(8,321)	$1,467

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

The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the thirteen and thirty-nine week periods ended December 26, 2010 (“Third Quarter Fiscal 2011” and “Nine Months Fiscal 2011,” respectively) and the thirteen and thirty-nine week periods ended December 27, 2009 (“Third Quarter Fiscal 2010” and “Nine Months Fiscal 2010,” respectively) are not necessarily indicative of future financial results.

Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”).

All amounts in the preceding financial statements and in the following notes to the condensed consolidated financial statements are assumed to be denominated in US dollars, unless otherwise indicated.

Recent Developments

During the Nine Months Fiscal 2011, the Company opened six new Company-operated stores and closed eight stores as it realigned its operations for additional efficiency and profitability. In addition, it launched its single-unit franchising program in Washington, California and Hawaii for individuals who are interested in operating a single franchise store. During this period, the Company’s franchise and license partners added eight new locations and closed two existing locations. During Fiscal 2011, the Company’s licensees in Asia have opened four stores in South Korea.

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

As of December 26, 2010, the Company had cash and cash equivalents of $2.6 million, of which approximately $478,000 was held in Tully’s Coffee Asia Pacific Partners, LP (“Tully’s Coffee Asia”) and not available for general corporate use. The Company had a working capital deficit of $3.7 million, exclusive of a $4.0 million obligation incurred by a TC Global, Inc. subsidiary to Asia Food Culture Management Pty. Ltd. (“AFCM”), a Singapore company and its limited partner in Tully’s Coffee Asia. This obligation is not expected to be satisfied by funds held by TC Global, Inc., as it relates to an agreement made by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc. and the general partner of Tully’s Coffee Asia, to purchase, or to cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, at a purchase price of $4.0 million on or before March 27, 2010. As of December 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.

Historically the Company has not required a significant net investment in working capital and has operated with current liabilities in excess of its current assets. The Company’s inventory levels decreased during Fiscal 2011 as it entered into a distribution agreement that enabled it to outsource the inventory of merchandise and supplies to its Company-operated, licensed, and franchised stores. Store inventories are also subject to short-term fluctuations based upon the timing of merchandise receipts and seasonality. The Company expects that its investment in accounts receivable and inventories may increase, primarily as the result of general sales growth in upcoming quarters.

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

Escrow and Related Party Receivable

In connection with the closing of the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. (“GMCR”), a Delaware Corporation, pursuant to the terms of an Asset Purchase Agreement, dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”), $3.5 million of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR . The full amount of this escrow was released to Tully’s on March 29, 2010.

2. Liquidity

The Company believes that its net cash flows projected for Fiscal 2011, and the cash and cash equivalents balance of approximately $2.6 million, of which approximately $478,000 was held in Tully’s Coffee Asia, at December 26, 2010, will be sufficient to fund ongoing operations of Tully’s through at least the first quarter of Fiscal 2012. The Company has realized some improvements during its most recent periods in sales volumes as compared to previous periods and has made some reductions in staffing and other expenses in recent months. Despite improved revenues during the current quarter and reductions to staffing and other expenses, and with the exception of the Third Quarter Fiscal 2011, the Company continues to incur negative cash flows from operations. If sales volumes do not meet expectations of sustained increases during the fourth quarter of Fiscal 2011, the Company does not believe it will be able to offset such negative trends through additional overhead cost reductions. As a result, the Company will not have sufficient resources to cover its working capital and capital expenditure requirements beyond this timeframe and, without additional sources of capital made available to the Company by the First Quarter of Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need additional capital in the next three to six months in order to fund its working capital requirements for the remainder of Fiscal 2011 and in 2012 and is evaluating a variety of alternatives, including the sale of debt or equity securities, reorganization of existing operations, and/or sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in store improvements, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to various contractual obligations of the Company, including store operating leases, supply agreements and franchise agreements, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level. The potential sale of stores or other income-producing assets could adversely affect future operating results and cash flows.

3. Credit lines and long term debt

Northrim Credit Facility

Currently, Tully’s has an available credit facility with Northrim Bank which allows the Company to borrow up to $1.5 million, subject to the amount of eligible accounts receivable. As of December 26, 2010, there were no outstanding borrowings under this facility.

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

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of $4.0 million, by March 27, 2010. As of December 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.

Other obligations under credit lines and long-term debt consist of the following:

	December 26, 2010	March 28, 2010
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000 - $43,000, including interest at 4.31%, through September 2011, and collateralized by unearned or return insurance premiums, accrued dividends and loss payments	101	157
Less: Current portion	(101)	(157)

Long-term debt, net of current portion	$—	$—

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

Minimum future rental payments under non-cancellable operating leases as of December 26, 2010 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$830
2012	2,945
2013	2,550
2014	1,942
2015	1,365
2016	748
2017	535
Thereafter	1,308

Total	$12,223

The Company has subleased some of its leased premises to third parties under agreements with varying terms through 2012. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2011	$7
2012	26

Total	$33

Contingencies

The Company is a party to various legal proceedings arising in the ordinary course of our business, but is not currently a party to any legal proceeding that it believes could have a material adverse effect on its financial position or results of operations.

Tully’s Coffee Asia Pacific – Limited Partnership Interest

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4.0 million by March 27, 2010. As of December 26, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, the Company could face adverse economic consequences surrounding its wholly owned subsidiary TCAP.

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

In March 2010, Tully’s shareholders approved the 2010 Stock Option Plan, which authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of December 26, 2010, no options had been granted under the 2010 Stock Option Plan. The provisions of the 2010 Stock Option Plan, 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows:

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

Other Equity Instruments

The Company has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of December 26, 2010 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Price
Issued to guarantors of debt	93,191	93,191	$2.64
Issued with Series A Preferred Stock investment units	783	783	$0.08

Totals	93,974	93,974

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

Expected Forfeitures.

The Company primarily uses historical data to estimate pre-vesting option forfeitures. It records stock-based compensation only for those awards that are expected to vest. For Fiscal 2011 the Company estimates its pre-vesting option forfeiture rate at 18%.

Stock-based Compensation

Stock-based compensation expense related to stock-based awards was $21,000 and $32,000, respectively, for Third Quarter Fiscal 2011 and Third Quarter Fiscal 2010, respectively, and $61,000 and $112,000 for the Nine Months Fiscal 2011 and Nine Months Fiscal 2010, respectively. Stock-based compensation expense is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of December 26, 2010, the Company had approximately $193,000 of total unrecognized compensation cost related to 69,000 non-vested stock-based awards granted under all equity compensation plans. The Company expects to recognize this cost over a period of approximately five years.

Stock Award Activity

As of December 26, 2010 options for 409,242 shares were outstanding under the 1994 Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan of which 369,573 were fully vested.

The following table summarizes activity under our stock option plans:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term
Outstanding at March 28, 2010	326,396	$7.81	8.4 years
Granted	97,353	$1.64
Exercised	—	—
Forfeited	(2,289)	$8.84

Outstanding at June 27, 2010	421,460	$6.38
Granted	—	—
Exercised	—	—
Forfeited	(1,706)	$4.15

Outstanding at September 26, 2010	419,754	$6.39
Granted	—	—
Exercised	—	—
Forfeited	(10,512)	$9.29

Outstanding at December 26, 2010	409,242	$6.31	7.6 years

Exercisable or convertible at the end of the period	369,573	$5.70	7.6 years

The aggregate intrinsic value of options outstanding at December 26, 2010 was $20,000. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the actuarially-determined fair market value of the Company’s stock of $0.31 per share as of June 30, 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on December 26, 2010.

No options were granted or exercised to date in Fiscal 2011. The total intrinsic value of options exercised during the first nine months of Fiscal 2010 was $296,000.

6. Stockholders’ Equity

Preferred stock

Each outstanding share of the Company’s Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of its shares of common stock with gross proceeds to the Company in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event the Company issues shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At December 26, 2010, each eight shares of the Company’s outstanding Series A Convertible Preferred were convertible into approximately 1.12 shares of common stock (giving effect to the one-for-eight reverse split of its common stock).

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

Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if the Company makes a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of the Company’s common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of December 26, 2010. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of its common stock).

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

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$9,127	$8,970	$26,758	$26,720
Specialty division	435	1,128	1,500	3,140

	$9,562	$10,098	$28,258	$29,860

Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$858	$637	$2,142	$2,225
Specialty division	(89)	(60)	(657)	(183)
Corporate and other expenses	(1,578)	(1,569)	(5,054)	(4,474)

Loss before interest, taxes, depreciation and amortization	(809)	(992)	(3,569)	(2,432)
Depreciation and amortization	(223)	(284)	(705)	(935)
Interest income, interest expense, and loan guarantee fees	7	(21)	1	(99)
Minority interest	26	70	131	147
Income taxes	(1)	(162)	(23)	(162)

Net loss	$(1,000)	$(1,389)	$(4,165)	$(3,481)

Depreciation and amortization
Retail division	$182	$227	$592	$771
Specialty division	3	2	9	2
Corporate and other expenses	38	55	104	162

Total depreciation and amortization	$223	$284	$705	$935

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

The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen and thirty-nine week periods ended December 26, 2010 (“Third Quarter Fiscal 2011” and “Nine Months Fiscal 2011). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2010, filed with the SEC on June 28, 2010 (the “Fiscal 2010 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section of our Fiscal 2010 Form 10-K.

Business Overview

We are a specialty gourmet coffee retailer. We generate revenues through two operating divisions:

•	Retail. Our retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores.

•

Specialty. Our specialty division oversees the domestic licensing and franchising of Tully’s Coffee retail stores and manages our international joint venture, foreign licensing, and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to foreign customers.

We have realized some improvements in sales volumes in recent months as compared to previous periods, and have made some reductions in staffing and other expenses in recent months to bring operating expenses more in line with operating revenues. Despite improved revenues during the current quarter and reductions to staffing and other expenses, and with the exception of Third Quarter Fiscal 2011, we continue to incur negative cash flows from operations. If sales volumes decline significantly or do not meet expectations of sustained increases during the fourth quarter of Fiscal 2011, we do not believe that we will be able to offset such negative trends through additional overhead cost reductions.

For most of our operating history, we have generated insufficient cash to fully fund operations. We have historically financed this cash shortfall through the issuance of debt and equity securities, borrowings, asset sales, and cash provided under our international licensing relationships.

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. a Delaware corporation (“GMCR”), pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”).

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

We intend to pursue growth by implementing the following strategies:

1. Drive comparable store sales growth by executing on our fundamental retail strategies.

We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size.

2. Execute our franchising strategy to expand our geographic footprint.

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

3. Leverage international opportunities.

Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners.

Trends in Our Business

Retail Division.

As of December 26, 2010, Tully’s had 76 company-operated retail stores and 112 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana and Wyoming. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of corporate facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and on university campuses. These facilities are operated under contracts with varying terms. While not our core business, addition and/or loss of any of these locations could have an impact on our results of operations.

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

Further, we continue to review our retail locations and leasing arrangements in order to enhance operating efficiencies during the current economic conditions. During the nine months ended December 26, 2010 we opened six new stores in attractive locations and closed eight underperforming stores in Washington and California in order to enhance long term profitability. New stores generally require several months to reach their full sales potential so the impact of these new store openings may not be reflected in operating results in the very near future.

Over the course of the last several years, the cost of coffee, a key ingredient in most of our beverages, has increased dramatically. Raw coffee prices have increased 85% in the past year alone. Since the sale of our wholesale and supply chain operations to GMCR in 2009, we have purchased our coffee from GMCR under the Supply Agreement negotiated as part of that sale. While we have taken steps to increase prices for some products and in certain markets to attempt to maintain margins and operating profit levels, market conditions have prevented us from recovering all of the increased costs which has significantly impacted the profitability of our retail operations. Cost of goods sold as a percentage of sales in the third fiscal quarter was 37.3% as compared to 35.7% in the same period last year and was 37.1% for the first nine months of Fiscal 2011, as compared to 35.2% in the first nine months of Fiscal 2010.

Specialty Division.

Our specialty division oversees the licensing and franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At December 26, 2010 there were 112 U.S. licensed and franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees Tully’s Coffee Asia, which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of December 26, 2010 we franchised four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations, and for stores in South Korea through our master licensee DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, which is obligated to develop 100 locations over the next five years.

On November 23, 2009, Tully’s Coffee International, PTE LTD, (“Tully’s Coffee International”), a wholly owned subsidiary of Tully’s Coffee Asia, the joint venture formed by Tully’s Coffee Asia Pacific, Inc. (“TCAP”), a wholly-owned subsidiary of TC Global, Inc., and Asia Food Culture Management Pty, Ltd (“AFCM”), a Singapore company, entered into a Master License Agreement with DK Retail, to develop the Tully’s brand in South Korea. Under the terms of the Master License Agreement, DK Retail will pay Tully’s Coffee International an initial commitment fee, and an additional per store fee. The Master License Agreement has a renewable five year term, subject to payment of an extension fee. As of December 26, 2010, DK Retail had opened four stores in South Korea.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited–dollars in thousands)
Fiscal 2010	9,980	9,782	10,098	9,710
Fiscal 2011	9,496	9,200	9,562	—

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor costs, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During the first, second and third quarters of Fiscal 2011 we experienced a mixture of increased costs associated with some of the products we sell and negotiated lower costs for other products and components. In addition, we have increased prices for some of our coffee-based beverages in our stores to offset these cost increases. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting). We continue to undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales and manage the stores to that metric.

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

Over the course of the last several years the cost of coffee, a key ingredient in most of our beverages, has increased dramatically. Raw coffee prices have increased 85% in the past year alone. Since the sale of our wholesale and supply chain operations to GMCR in 2009, we have purchased our coffee from GMCR under the Supply Agreement whereby costs are pre-determined on a cost–plus basis. While we have taken steps to increase prices for some products and in certain markets to attempt to maintain margins and operating profit levels, market conditions have prevented us from recovering all of the increased costs which has significantly impacted the profitability of our retail operations. Since the prices paid to GMCR are in large part determined by market rates, we expect expense trends to follow market rates for Arabica coffee.

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our U.S. franchise store base as well as the development of stores associated with the Tully’s Coffee Asia joint venture. We also incur legal and compliance costs in connection with our franchising operations.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising.

Our general and administrative costs are less discretionary than our marketing costs. During the second and third quarters of Fiscal 2011 we eliminated some overhead staff positions and cut other administrative expenses in an effort to further reduce costs.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Thirty-nine Week Periods Ended
	December 26, 2010	December 27, 2009
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	78	80
New stores	6	1
Closed stores	(8)	(2)

End of the period	76	79

Franchisee-operated stores
Stores at beginning of the period	106	87
New stores	8	21
Closed stores	(2)	(4)

End of the period	112	104

Total company-operated and franchised stores by location
Arizona	20	19
California	27	25
Oregon	5	5
Washington	101	98
Montana	5	5
Idaho	11	13
Utah	—	1
Wyoming	2	2
Colorado	17	15

End of the period	188	183

International franchised and licensed stores at the end of each respective fiscal period are set forth in the table below:

	Thirty-nine Week Periods Ended
	December 26, 2010	December 27, 2009
International franchise and licensees	8	4

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010	(8.4)%	(6.1)%	4.2%	(0.2)%
Fiscal 2011	(0.8)%	1.1%	3.5%	—

Results of Operations

	Thirteen Week Periods Ended		Thirty-nine Week Periods Ended
	December 26, 2010 (unaudited)	December 27, 2009 (unaudited)	December 26, 2010 (unaudited)	December 27, 2009 (unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	95.5%	88.8%	94.7%	89.5%
Specialty - product sales	3.0%	9.9%	3.7%	9.3%

Total sales of products	98.5%	98.7%	98.4%	98.8%
Specialty - Licenses, royalties and fees	1.4%	1.2%	1.5%	1.1%
Specialty - Recognition of deferred revenue	0.1%	0.1%	0.1%	0.1%

Total net sales	100.0%	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of Retail Store Sales
Retail cost of goods sold	37.3%	35.7%	37.1%	35.2%
Retail occupancy expenses	9.9%	12.3%	11.0%	12.4%
Store operating expenses	42.9%	45.0%	43.6%	43.8%
Marketing, General and Administrative Expenses as Percent of Total Net Sales	16.5%	15.5%	17.9%	15.0%

Third Quarter Fiscal 2011 Compared To Third Quarter Fiscal 2010

Net Sales

Total net sales decreased $536,000, or 5.3%, to $9.6 million for the Third Quarter Fiscal 2011, as compared to $10.1 million for the Third Quarter Fiscal 2010. Sales of products decreased $556,000, or 5.6%, to $9.4 million for the Third Quarter Fiscal 2011, as compared to nearly $10.0 million for the Third Quarter Fiscal 2010. Licenses, royalties and fees increased $19,000, or 16.2%, to $136,000 as compared to $117,000 for the Third Quarter Fiscal 2010.

The divisional increase (decrease) in net sales was comprised as follows:

Total Company Third Quarter Fiscal 2011 compared to Third Quarter Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$157
Specialty	(693)

Total company	$(536)

For the Third Quarter Fiscal 2011 comparable retail store sales increased 3.5%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Third Quarter Fiscal 2011 compared to Third Quarter Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable store sales increase	$293
Sales increase from new stores	393
Sales decrease from stores closed during Fiscal 2011 and Fiscal 2010	(529)

Total retail division	$157

Specialty net sales decreased $713,000 to $288,000 for the Third Quarter Fiscal 2011 from $1.0 million for the Third Quarter Fiscal 2010. During the first quarter of Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that beginning in the First Quarter Fiscal 2011 we no longer recognize Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Sales, as compared to prior periods. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans has increased.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased slightly by $6,000, or less than 0.2%, to $4.3 million for the Third Quarter Fiscal 2011 as compared to Third Quarter Fiscal 2010. Cost of goods sold and related occupancy costs as a percentage of total net sales increased slightly to 45.0% for the Third Quarter Fiscal 2011, compared to 42.6% in the corresponding period last year.

Store operating expenses decreased as a percentage of retail sales to 42.9% for Third Quarter Fiscal 2011 compared to 45.0% for Third Quarter Fiscal 2010.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $150,000 or 25.5% to $439,000 during Third Quarter Fiscal 2011 from $589,000 in Third Quarter Fiscal 2010 due to an increase in reserves that was recorded in the prior year period relating to accounts receivable from franchisees.

Marketing, general and administrative costs remained virtually unchanged at $1.6 million during both Third Quarter Fiscal 2011 and Third Quarter Fiscal 2010.

Depreciation and amortization expense decreased $61,000, or 21.5%, to $223,000 for the Third Quarter Fiscal 2011 from $284,000 for the Third Quarter Fiscal 2010. This expense has decreased as assets have aged and become fully depreciated, and new capital assets are not being acquired due to cash restraints for such expenditures.

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $1.0 million for the Third Quarter Fiscal 2011 as compared to a net loss of $1.4 million for the Third Quarter Fiscal 2010, representing a loss improvement of $400,000, or 28.6%.

Nine Months Fiscal 2011 Compared To Nine Months Fiscal 2010

Net Sales

Total net sales decreased $1.6 million, or 5.4%, to $28.3 million for the Nine Months Fiscal 2011, as compared to $29.9 million for the Nine Months Fiscal 2010. Sales of products decreased $1.7 million, or 5.7%, to $27.8 million for the Nine Months Fiscal 2011, as compared to $29.5 million for the Nine Months Fiscal 2010. Licenses, royalties and fees increased $78,000, or 23.4%, to $412,000 for the Nine Months Fiscal 2011, as compared to $334,000 for the Nine Months Fiscal 2010.

The divisional decrease in net sales was comprised as follows:

Total company Nine Months Fiscal 2011 compared to Nine Months Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$38
Specialty	(1,640)

Total company	$(1,602)

For the Nine Months Fiscal 2011, comparable retail store sales increased 1.5%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales decrease Nine Months Fiscal 2011 compared to Nine Months Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase	$381
Sales increase from new stores	975
Sales decrease from stores closed during Fiscal 2011 and Fiscal 2010	(1,318)

Total retail division	$38

Specialty net sales decreased $1.6 million to $1.5 million for the Nine Months Fiscal 2011 from $3.1 million for the Nine Months Fiscal 2010. During the First Quarter Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that beginning in the First Quarter Fiscal 2011 we no longer recognize Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Sales, as compared to prior periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $173,000, or 1.4%, to $12.9 million for the Nine Months Fiscal 2011 as compared to the Nine Months Fiscal 2010. Cost of goods sold and related occupancy costs decreased slightly to 47.4% of net sales for the Nine Months Fiscal 2011, compared to 48.6% in the corresponding prior year period. Retail occupancy expenses as a percentage of retail store sales were lower at 11.0% in the Nine Months Fiscal 2011 as compared to 12.4% in the Nine Months Fiscal 2010. Our retail cost of goods sold increased to 37.1% as a percentage of retail sales in the Nine Months Fiscal 2011, compared to 35.2% in Nine Months Fiscal 2010, primarily because of a dramatic increase in the cost of coffee in recent periods.

Store operating expenses as a percentage of retail sales remained relatively flat at 43.6% of retail sales for the Nine Months Fiscal 2011 compared to 43.8% for the Nine Months Fiscal 2010.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $131,000 or 8.6% to $1.7 million during Nine Months Fiscal 2011 from $1.5 million in the Nine Months Fiscal 2010 due to an increase in reserves relating to accounts receivable from franchisees.

Marketing, general and administrative costs increased $580,000, or 13.0%, to $5.1 million for the Nine Months Fiscal 2011 from $4.5 million for the Nine Months Fiscal 2010. This is primarily a result of increased marketing and other administrative costs and expenses associated with outsourcing the inventory and distribution of products to our Company-operated, licensed and franchised stores.

Depreciation and amortization expense decreased $230,000, or 24.5%, to $705,000 for the Nine Months Fiscal 2011 from $935,000 for the Nine Months Fiscal 2010. This expense has decreased as assets have aged and become fully depreciated, and new capital assets are not being acquired due to cash restraints for such expenditures.

Net Loss from Continuing Operations

As a result of the factors described above, we had a loss from continuing operations of $4.3 million for the Nine Months Fiscal 2011 as compared to the net loss of $3.6 million for the Nine Months Fiscal 2010, an increase of $668,000, or 18.4%.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statements of cash flows data:

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	Nine Months Fiscal 2011	Nine Months Fiscal 2010
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss attributable to TC Global, Inc.	$(1,000)	$(1,389)	$(4,165)	$(3,481)
Deferred Gain on Green Mountain Transaction	(43)	(43)	(127)	(127)
Adjustments for depreciation and other non-cash operating activities	221	620	487	1,214

Net loss adjusted for non-cash operating statement amounts	(822)	(812)	(3,805)	(2,394)
Cash provided by (used in) other changes in assets and liabilities	831	(25)	4,300	1,824

Net cash provided by (used in) operating activities	9	(837)	495	(570)
Purchases of property and equipment	(127)	(137)	(1,139)	(485)
Other investing activities	18	—	39	18
Net repayments of notes payable	(158)	(147)	(316)	(409)
Foreign currency translation adjustment	(32)	10	(31)	12
Shareholder distribution	—	(3)	—	(5,993)
Proceeds from warrant and stock option exercise	—	—	—	27

Net decrease in cash and cash equivalents	$(290)	$(1,114)	$(952)	$(7,400)

Overall, our operating, investing and financing activities used $952,000 of cash during the Nine Months Fiscal 2011 as compared to a use of $7.4 million during the Nine Months Fiscal 2010, which included a shareholder distribution in May 2009.

Cash provided by operating activities for Nine Months Fiscal 2011 was $495,000, an improvement of nearly $1.1 million, compared to Nine Months Fiscal 2010, when operating activities used cash of $570,000. However, without the impact of $3.5 million that was released from Escrow from the GMCR transaction, we used $3.0 million for operating activities during the Nine Months Fiscal 2011. Net cash of $9,000 was provided by operating activities during the Third Quarter Fiscal 2011, as compared to a use of $837,000 during the Third Quarter Fiscal 2010, an improvement of $846,000 in quarterly use of cash for operating activities.

Investing activities used cash of $1.1 million in the Nine Months Fiscal 2011, compared to use of $467,000 in the Nine Months Fiscal 2010, as we made increased purchases of property and equipment to support new store openings. Investing activities remained relatively flat in the Third Quarter Fiscal 2011, using $109,000 of cash, compared to use of $137,000 during Third Quarter Fiscal 2010.

Financing activities used cash of $347,000 in the Nine Months Fiscal 2011, compared to use of $6.4 million in the Nine Months Fiscal 2010, which included a special distribution to shareholders of nearly $6.0 million paid in May 2009. Financing activities used cash of $191,000 in the Third Quarter Fiscal 2011, compared to $140,000 in the Third Quarter Fiscal 2010, the difference was primarily driven by foreign currency translation adjustment gains versus losses.

Liquidity and Capital Resources

We believe that our projected operating cash flows, financing cash flows, and investing cash flows for the remainder of Fiscal 2011, and the cash and cash equivalents balance of approximately $2.6 million, of which approximately $478,000 was held in Tully’s Coffee Asia, at December 26, 2010, will be sufficient to fund our ongoing operations through at least the First Quarter Fiscal 2012. We have realized some improvements in sales volumes in recent months as compared to previous periods, and have made some reductions in staffing and other expenses in recent months to bring operating expenses more in line with operating revenues. Despite improved revenues during the current quarter and reductions to staffing and other expenses, and with the exception of Third Quarter Fiscal 2011, we continue to incur negative cash flows from operations. If sales volumes decline significantly or do not meet expectations of sustained increases during the fourth quarter of Fiscal 2011, we do not believe that we will be able to offset such negative trends through additional overhead cost reductions. As a result, we will not have sufficient resources to support operations or cover our working capital and capital expenditure requirements beyond this timeframe and, without additional sources of capital, by the end of the First Quarter of Fiscal 2012 there will be substantial doubt that the Company will be able to continue as a going concern. The timing and extent of success for our strategies cannot be predicted with any level of certainty.

In order to maintain an appropriate level of liquidity, we believe we will need additional capital in the next three to six months in order to fund all of our working capital requirements for the remainder of Fiscal 2011 and in 2012 and are evaluating a variety of capital raising alternatives, including the sale of debt or equity securities, reorganization of existing operations, and/or sale of some of our stores or other selected assets.

The Company’s management continues to seek potential sources of capital. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders, or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.

If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in store improvements, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to various contractual obligations of the Company, including store operating leases, supply agreements and franchise agreements; the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level. The potential sale of stores or other income-producing assets could adversely affect future operating results and cash flows.

During the remainder of Fiscal 2011 and into Fiscal 2012, we expect that the majority of new store locations will be franchised and/or licensed stores, rather than Company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment, although they do require selling and support costs for such new stores related to store opening, training, and quality control. We opened one new Company-operated store, and closed three underperforming stores during the third quarter of Fiscal 2011. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on a specific location. We invested $127,000 primarily for limited refurbishment of some existing stores during the Third Quarter Fiscal 2011.

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

RISK FACTORS

We will need to raise additional capital to fund our business if sales volumes do not meet our expectations of sustained increases during the fourth quarter of Fiscal 2011.

Our retail and specialty businesses have incurred significant operating expenses and losses. As we continue to operate our business, we expect these losses to continue. Based on our current projections, if sales volumes do not meet our expectations of sustained increases during the fourth quarter of Fiscal 2011 we may not have sufficient resources to cover our working capital and capital expenditure requirements and, without additional sources of capital, by mid-summer 2011 there could be substantial doubt that the Company will be able to continue as a going concern.

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

The supply and price of coffees are subject to significant volatility and can be affected by multiple factors in green coffee producing countries, including weather, political and economic conditions. In addition, green coffee bean prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations that have historically attempted to influence commodity prices of green coffee beans through agreements establishing export quotas or restricting coffee bean supplies worldwide. Because we purchase all of our coffee according to the terms of a Supply Agreement with GMCR, we are limited to offsetting the cost exposure of the main commodity used in our business, as we are unable to enter into fixed-price purchase commitments with other roasters.

We currently have no foreign currency exchange rate exposure related to our purchasing of coffee beans because all transactions are denominated in U.S. dollars.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms in a manner that allows timely decisions regarding required disclosures. We carried out, under the supervision of, and with the participation of management, including our principal executive officer (“CEO”) who is currently also our Acting Chief Financial Officer and principal financial officer (“CFO”), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 26, 2010. Based on their evaluation as of December 26, 2010, our CEO who is also Acting CFO concluded that the current disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the three and nine month periods ended December 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2010, TC Global, Inc. was named as a defendant in a lawsuit by a former distributor of Tully’s products alleging breach of contract, and that certain guarantees were made and subsequently not adhered to during the term of the relationship between the Company and the distributor. The Company settled this matter in December 2010.

We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No Company securities were offered or sold during Third Quarter Fiscal 2011.

ITEM 6.	EXHIBITS

(a)	The exhibits listed below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

3.2(a)	Amendment to Amended and Restated Bylaws, adopted effective July 8, 2010 (Filed with the Registrant’s Current Report on Form 8-K, as filed with the SEC on July 8, 2010, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(a)	Common Stock Purchase Warrant, dated December 14, 2000, issued to KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(b)	Form of Common Stock Purchase Warrants issued to Guarantors of Kent Central, LLC Promissory Note (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(c)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.2(d)	Form of Stock Purchase Warrant issued July 12, 2007 to Guarantor of Benaroya Capital credit facility (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.2(e)	Stock Purchase Warrant dated July 12, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on 139 18, 2008, and incorporated herein by reference)

31.1*	Certification of principal executive officer and acting principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer and acting principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on February 9, 2011.

TC Global, Inc.

By:	/S/ CARL W. PENNINGTON, SR.
Carl W. Pennington, Sr.
President, Chief Executive Officer and Chairman of the Board of Directors
Signing on behalf of the Registrant