Form 10-K
period 2011-04-03
TC Global, Inc.
filed 2011-07-06
CIK 944136

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended April 3, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter: Not Applicable (not traded on any market)

As of April 3, 2011, the number of shares of the registrant’s Common Stock outstanding was 3,565,606 (giving effect to the one-for-eight reverse split on June 28, 2007) and the number of shares of the registrant’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock outstanding was 12,790,874 and 3,590,349, respectively.

Documents incorporated by reference: Parts of the registrant’s definitive proxy statement, filed for its 2011 annual meeting of shareholders, are incorporated by reference in Part III of this Form 10-K annual report: Items 10, 11, 12, 13 and 14.

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

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•	our ability to successfully execute on our Fiscal 2012 operating plan;

•	our ability to raise additional capital or to consummate a strategic transaction to fund our business;

•	the performance of existing and new stores, including our ability to achieve comparable store sales growth, increase the average unit volume of new stores, and increase operating margins;

•	the success of our franchisees;

•	our continued right to use our trade names and brands, which we license from Green Mountain Coffee Roasters;

•	our ability to maintain and enhance our brand image and product quality; and

•	our ability to compete successfully against current or future competitors.

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

We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52- or 53- week period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2011	April 3, 2011 (53 weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)
Fiscal 2008	March 30, 2008 (52 weeks)
Fiscal 2007	April 1, 2007 (52 weeks)
Fiscal 2006	April 2, 2006 (52 weeks)

Retail Operations. We operate and franchise Tully’s Coffee branded retail stores, with 74 company-operated stores and 110 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana, and Wyoming as of April 3, 2011. We also have four licensed locations in Singapore, which have been established under our joint venture, Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”), as well as five licensed locations in South Korea opened by our master licensee in that region. We operate our stores in densely populated areas and commuting corridors, with locations in urban and suburban retail districts, lifestyle centers, shopping centers and other high-traffic areas. We also operate or franchise smaller footprint stores in special venues such as within the premises of manufacturing facilities, and kiosks and cafes located in grocery stores, hotels, hospitals, airports and university campuses. We manage our franchising and foreign business development activities through our specialty division.

Menu Offering. We are passionate about providing our customers with the best gourmet coffees. Our barista bars offer customers a broad selection of freshly prepared hot and cold beverages in various sizes, including our coffees, espressos, teas, Guayaki yerba mates, chai teas, Bellaccino blended beverages, fruit-based beverages (such as smoothies), ice cream shakes and hot cocoa. We complement our barista bar beverages with a diverse selection of premium foods, snacks and bottled beverages.

Customer Appeal. Our community coffeehouse concept and varied menu have broad customer appeal, and are relevant during multiple day-parts and in diverse geographic markets and climates. Our beverage and food offerings are built around core product families, enabling us to easily and cost-effectively introduce new menu items. Our comfortable, inviting stores are a great place to relax, take a break or gather with friends throughout the day.

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

Our History

Tully’s Coffee, a Washington corporation, was founded in 1992. Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and over $17 million in licensing fees paid to us by foreign licensees. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. From Fiscal 2006 through Fiscal 2007, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. In Fiscal 2008 and Fiscal 2009, based on sustained losses and a continuing general economic downturn, we sold a large portion of our assets, in the sale of our wholesale division to GMCR, thereby reducing our core business to retail, franchised and licensed store locations. In Fiscal 2010 and Fiscal 2011, we have taken measures to “right size” our business through various initiatives and cost-cutting measures. These initiatives include:

•	Introducing new products and improving merchandising strategies in our retail stores;

•	Implementing more efficient product purchasing and standardizing store operating procedures;

•	Improving our average transaction size through suggestive selling and promotions;

•	Implementing selective price changes;

•	Closing stores that failed to meet our performance requirements;

•	Hiring and streamlining key executive positions to strengthen our management team and minimize operational overhead; and

•	Investing in personnel and infrastructure to support our international operations.

Our Products

We are passionate about providing our customers with the best gourmet coffees. All Tully’s stores offer a fresh assortment of Tully’s whole bean and ground varietal coffees and proprietary coffee blends. Our barista bar beverages include hot and cold beverages, highlighted by our coffees and espresso, teas, yerba mates, chai teas, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. These drinks can be customized with dairy or soy milk and our customers’ favorite flavors, including fresh Tully’s espresso, Ghirardelli chocolate and premium flavor extracts. All barista bar beverages are made-to-order by our highly trained baristas.

We complement our great beverages with an array of premium foods, snacks, and bottled beverages—including fresh daily (never frozen) pastries, muffins, cookies and desserts that are baked by our artisan bakery vendors; fresh, pre-packaged, ready-to-go salads and sandwiches; healthy grab-and-go snacks such as nuts, trail mixes and dried fruits; chocolates and other confections; and juices, soda, and waters that make our stores a gathering place for refreshment and energy throughout the day.

We regularly introduce new products in our stores to attract new customers and to offer existing customers additional products during different parts of the day. Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, during different day-parts, to suit different geographic markets and climates.

Our Competitive Strengths

Our goal is to make our coffees and community coffeehouse experience the first choice for consumers in a highly competitive market. To achieve this objective, we intend to leverage the following strengths:

We sell world-class coffees. We are passionate about providing our customers with the best gourmet coffees. Currently, we sell dozens of different proprietary coffee blends and varietal coffees, including single origin, coffees from growers in Colombia, Guatemala and Sumatra. We also offer premium special lot (limited reserve) and estate coffees.

Our barista bars set us apart from our competitors. We offer a premium selection of hand-crafted beverages in the business. In addition to our hot and cold coffee and espresso-based drinks, our hand-crafted barista bar beverages include teas, yerba mates, chai teas, Bellaccino blended beverages, fruit–based beverages (such as smoothies), ice cream shakes and hot cocoa. Our customers can custom order their drinks using fresh Tully’s espresso, Ghirardelli chocolate, premium flavor extracts, and dairy and soy milk. We offer both everyday favorites like lattes, mochas and Americanos, and featured seasonal drinks such as pumpkin spice lattes and tea lattes, peppermint mochas and fruit Bellaccinos. All barista beverages are made-to-order by our baristas.

We address all day-parts with our barista beverages, foods, snacks, desserts and bottled beverages. Our fresh, made-to-order hot and cold barista beverages and our fresh daily, never frozen, broad selection of ready-to-go foods, snacks and bottled beverages appeal to our customers throughout the day. We offer fresh, pre-packaged salads and sandwiches; healthy grab-and-go snacks such as nuts, trail mixes, and dried fruit; chocolates and other confections; and bottled beverages such as soda, waters, energy drinks and teas. These offerings make our coffeehouses an attractive destination during the day and into the evening. We feature best-in-class products, such as Ghirardelli chocolates, Dean & Deluca snacks, Guayaki yerba mates, and fresh daily baked goods, salads and sandwiches from local, artisan bakeries to reinforce our gourmet brand image.

We keep Tully’s exciting by regularly introducing new products in our existing categories. Our merchandising strategy allows us to leverage beverages and food items within our product families to efficiently offer new products that keep existing customers enthusiastic and attract new customers to our coffeehouses. This approach results in a shorter period from development to launch of new products. We are constantly creating and innovating new beverages to provide a change of pace and excite the senses. For example, in the autumn we introduced a family of pumpkin spice beverages in our barista bar product family at the same time that we introduced a special pumpkin spice cake and pastry in our food product family.

We provide a community coffeehouse experience for our customers. We believe that the Tully’s community coffeehouse experience differentiates us from our competitors. The Tully’s experience is about friendly, personalized service in an upscale and relaxing environment, where customers enjoy comfortable seating, large community tables, soft music and free Wi-Fi Internet access while savoring Tully’s products. We strive to develop a genuine personal relationship with our customers and their communities by supporting community events, and local schools and charitable organizations, and by crafting our stores into neighborhood gathering places. Our “pay it forward” philosophy involves empowering our store managers to become part of their local communities by providing complimentary coffee for community activities, helping non-profit organizations raise money, and publicizing community events. Each store manager is provided a budget to develop these community building relationships. At the corporate level, we partner with charitable organizations and support their fundraising activities. For example, we help raise funds to support a number of children’s’ health organizations, breast cancer research, and university scholarship funds. We believe our commitment to the community strengthens our relationship with our employees and our customers.

Our Growth Strategy

We intend to pursue growth opportunities by implementing the following strategies. Implementation of these strategies is dependent upon sufficient capital resources and the ability to secure adequate financing. Further, growth will be limited in the event of a whole or partial disposition of the assets of any single segment.

Drive comparable store sales growth by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size.

Expand our geographic footprint by leveraging international opportunities. Our international growth strategy emphasizes joint ventures and licensing relationships with companies situated in promising foreign markets, and sales of coffee and other products to those partners. We believe the success of our former licensee, Tully’s Coffee Japan (“TCJ”), demonstrates the broader opportunity available to us in foreign markets.

Execute our licensing/franchising strategy. Our licensing/franchising strategy focuses on adding licensed and franchised stores in market areas and venues that complement our company-operated stores. We have used these means to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses.

Our Retail and Franchising Businesses

We operate and franchise Tully’s Coffee branded retail stores, with 74 company-operated stores and 110 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana, and Wyoming as of April 3, 2011. Our stores are located in a variety of high-traffic urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

Menu and Products

Our beverage and food offerings are built around core product families that enable us to introduce new items that appeal to a broad range of customers, at different day-parts, to suit different geographic markets and climates. Our product families are as follows:

Barista Bar Beverages—We believe that our barista bars offer the best selection of hand-crafted beverages in the business. These offerings include:

•	Drip Coffees—Daily selections of Tully’s drip coffee, brewed fresh throughout the day, served by the cup or in “to go” decanters for group events

•	Espresso Beverages—Latte, cappuccino, mocha, and café Americano

•	Teas—Black, green, and herbal teas, and chai, served hot or cold

•	Smoothies and Fruit Beverages—Fruit- and tea-based blended beverages, such as smoothies and blends

•	Bellaccino—Bellaccino blended beverages, made with our proprietary Bellaccino mix, ice and flavors like fresh Tully’s espresso, Ghirardelli chocolate, fruit, and Guayaki yerba mate

•	Ice Cream Shakes—Real hand-made milk shakes featuring fresh espresso

•	Yerba Mate—Yerba mate-based lattes and blended beverages

Daily Freshly Baked Goods and Foods—Our selection of food offerings changes based on the time of day. We offer freshly baked pastries and muffins during the morning, and pre-packaged sandwiches and salads from mid-morning through the remainder of the day. Cookies, cakes, ice cream and other desserts are featured during the afternoon and evening.

“Grab-and-Go” Snacks and Chocolate—We offer conveniently sized packages of nuts, trail mixes, dried berries, and other snacks, and gourmet chocolates, from brands like Ghirardelli and Dean & Deluca, for snacking and impulse buys throughout the day.

Specialty Beverages—We stock a range of specialty beverages in our cold cases, including juices, waters, soda and energy drinks.

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

Franchising Development

Our franchising strategy focuses on adding franchised stores in market areas and venues that complement our company-operated stores. We have used franchising to extend our presence through smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses. Franchising stores in the domestic market offers the potential for accelerated growth with minimal capital investment by Tully’s. The franchisee is responsible for all of the capital expenditures associated with the store, although we usually support the construction, training and start-up of new franchised stores to ensure consistency with company-operated stores.

Grocery Cafes—Albertsons, Fred Meyer, Safeway, Fry’s Food and Drug and King Soopers operate franchised Tully’s cafes in select stores. We believe that grocery cafes complement our retail business by introducing grocery store customers to our brand and great barista bar beverages.

Other Special Venues—We have franchised stores in a variety of special venues, such as universities, airports, and hotels, that have high volume captive audiences and where the location is owned, licensed or managed by a third party. These stores include quick grab-and-go kiosks, coffee bars and full service stores. Our franchisees currently operate stores in Hilton and Red Lion hotels in Washington and California, and at universities in California and Washington, among other locations.

To promote operational and cultural consistency with company-operated stores, we require our franchisees to undergo training before opening their first coffeehouse. We also evaluate our partners’ store operations on a periodic basis to ensure brand consistency across the entire Tully’s system.

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

We offer our customers the Tully’s Coffee Card, a stored-value payment card that serves as a convenient way to purchase our products and as an easy gift item, which is supplemented with extra value during select promotional periods during the year. It is available at all company-operated Tully’s stores and select franchised stores. Our Tully’s Coffee Card includes a loyalty program that provides customer rewards for use of the card, and we enable online purchase, registration and reloading of cards for customers at www.mytullyscard.com. Business and nonprofit enterprises may purchase Tully’s Coffee Cards in bulk and co-label them for use as incentives or rewards for customers, employees and supporters.

Tully’s actively uses social and interactive media to communicate with customers. Through Facebook, Twitter, Text Club, Tell Tully’s™ and other social media platforms, we are able to solicit feedback on our beverage offerings, engage customers with topical pop culture banter, promote current marketing initiatives and receive feedback regarding retail store experiences.

Employees

As of April 3, 2011, we employed approximately 670 people, with approximately 633 employed in retail stores and regional retail operations. Approximately 37 work in our administrative, retail and licensee/franchisee support staff. We have decreased our staff overall by nearly 8% since the end of Fiscal 2010; this includes a 33% decrease in corporate administrative staff in the same time period. We have instituted these reductions to bring our general and administrative costs in line with the operations of the business, in an attempt to minimize the costs and optimize the efficiencies of running our business.

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

We believe that training and developing our coffeehouse employees and retail managers is essential to fulfilling our mission of creating the Tully’s genuine community coffeehouse experience for our customers. Delivering superior, personalized customer service reflects the soul of who we are as a company. We have specific in-store and classroom training requirements for all new retail store employees. Our training program provides our more experienced employees with advanced training in coffee history, beverage preparation, cash handling, cash register and paperwork procedures, sales techniques, and customer service. We also provide advanced training programs for our store and district managers and “train the trainers” programs for our training staff.

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

Competition

With the exception of Starbucks, which leads the retail specialty coffee segment, the industry is highly fragmented and contains no other company with a strong national brand. In addition to Starbucks, we compete with regional coffeehouses, such as Coffee Bean & Tea Leaf, and Peet’s Coffee & Tea, as well as numerous local coffee shops, convenience stores, restaurants, street vendors and, to a certain degree, quick service restaurants such as McDonalds and Krispy Kreme. In addition, consumers may choose non-coffee food and beverages offered by these and other competitors as alternatives to our offerings.

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

If we are unsuccessful in executing our Fiscal 2012 business plan, we will need to raise additional capital to fund our business and continue as a going concern.

In their report dated July 1, 2011, our registered public accounting firm stated that our financial statements for the fiscal year ended April 3, 2011 were prepared assuming we would continue as a going concern; however our recurring losses and limited working capital raise substantial doubt about our ability to continue as a going concern. As of April 3, 2011 we had cash and cash equivalents of $2.8 million, of which $540,000 was held in TCAPPLP and limited in use, and a working capital deficit of $8.3 million. Our ability to continue as a going concern is in doubt as a result of our historical recurring losses from operations and is subject to our ability to restructure the Company in a manner that will return it to profitability or raise additional capital from debt, equity or the sale of assets. If sources of capital are unavailable, or are available only on a limited basis or under unacceptable terms, then the Company could be required to substantially reduce or discontinue its investments in store improvements, new customers and new products; reduce operating, marketing, general and administrative costs related to its continuing operations; or limit the scope of its continuing operations. Due to various contractual obligations of the Company, including store operating leases, supply agreements and franchise agreements, the Company may not have the discretion to reduce operations in an orderly manner to a more sustainable level. The potential sale of stores or other income-producing assets could adversely affect future operating results and cash flows.

We have a history of losses and expect to incur losses in the future.

We have incurred net losses in every year since inception except for Fiscal 2006 and Fiscal 2009, when we reported net income as a result of a $17.0 million and a $28.7 million gain on the sale of intellectual property assets, respectively. We expect to report a net loss for Fiscal 2012 and likely will incur losses in future periods.

We incurred a net loss of $5.4 million in Fiscal 2011. We continue to use significant amounts of our cash resources to fund our net losses, working capital and capital expenditure requirements. As of April 3, 2011, we had cash and cash-equivalents of approximately $2.8 million, including $540,000 that was held in our Asian joint venture, called Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”) and limited in its use for corporate spending, compared to approximately $7.1 million in cash, cash equivalents and escrow receivable as of March 28, 2010, of which $1.0 million was held in TCAPPLP and limited in its use for general corporate spending.

We will need to raise additional capital to fund our business if sales volumes do not meet our expectations of sustained increases during Fiscal 2012.

Our retail and specialty businesses have incurred significant operating expenses and losses. As we continue to operate our business, we expect these losses to continue. Based on our current projections, if sales volumes do not meet our expectations of sustained increases through Fiscal 2012 we may not have sufficient resources to cover our working capital and capital expenditure requirements and, without additional sources of capital, there will be substantial doubt that the Company will be able to continue as a going concern.

In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012.

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

For most of our history, we have not generated sufficient cash to fully fund operations. We historically have financed this cash shortfall through borrowings, assets sales and through cash provided under our international licensing relationships. We need to obtain additional financing, complete another strategic transaction or sell significant assets to provide future capital to fund our business. We may not be able to obtain additional financing in amounts or on terms acceptable to us, if at all.

If we are not able to successfully execute on our Fiscal 2012 operating plan, and if we are unable to obtain financing or consummate a strategic transaction, our financial condition and results of operation will be materially adversely affected.

Our ability to execute on our Fiscal 2012 operating plan and to manage our costs in light of persisting adverse economic conditions continues to be critical to the success and the performance of our business. During Fiscal 2010 and into Fiscal 2011, these economic conditions continued to negatively affect our business. We continually monitor our results against our operating plan, while also working to reduce costs in every area possible, including additional cuts to our administrative staff as recently as April 26, 2011. Despite the continued refinements and cost cutting measures implemented, we no longer have sufficient margin in our plan to absorb further declines against our expectations.

Because we do not believe that we are able to achieve additional material cost reductions, if our sales volumes decline during Fiscal 2012 we may be unable to generate enough cash flow from operations to cover our working capital and capital expenditure requirements into Fiscal 2013.

GMCR acquired all of our intellectual property, including all worldwide rights to the Tully’s and Bellaccino names and brands. Our rights to use our names and brands after are subject to our license agreement with GMCR.

Our rights to use the Tully’s names and brands in our retail and specialty businesses, including with respect to our franchise business and in foreign markets, are subject to the terms and conditions set forth in our license agreement with GMCR. We could lose our exclusive rights to operate retail stores using the Tully’s brand and to engage in the wholesale sale of licensed products outside of North America in certain circumstances. In addition, the license agreement may be terminated by GMCR in the event of any uncured breach by us of a material obligation under the license agreement, and in certain other circumstances. Termination of the license agreement would have a material adverse effect on our business.

If our brand image is tarnished and our product quality diminished, our business may suffer.

The Tully’s brand may be harmed by factors that are outside of our control.

Our success depends on GMCR’s ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that GMCR will maintain existing advertising and marketing campaigns or that such efforts will have a positive effect on the Tully’s brand. GMCR’s failure to maintain product quality, or allegations of product contamination, even when false or unfounded, could tarnish the image of the Tully’s brand and may cause consumers to choose other products.

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

GMCR will use commercially reasonable efforts to supply to us, and we will purchase all of our requirements of whole bean and ground coffee and other coffee products for an initial term through March 27, 2014. If GMCR is unable to supply all of our requirements for coffee and related products, the pricing under our supply agreement with GMCR is not competitive with market prices or we are unable to maintain specified purchase volumes, our business would suffer.

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

Our supply agreement with GMCR may not allow us to obtain market rate coffee pricing in future periods and may hinder our ability to obtain market level prices for any potential asset sales.

Because of our supply agreement with GMCR, we are limited to offsetting the cost exposure of the main commodity used in our business, as we are unable to enter into fixed-price purchase commitments with other roasters. An increase in the market price of coffee beans could significantly reduce our operating income and we may be unable to adjust our retail prices to offset the increased coffee price. In addition, the Supply Agreement may decrease the value of our assets in a potential sale because it limits our ability to purchase coffee beans from other roasters.

Our failure to compete successfully against current or future competitors could have a material adverse effect on our business, including loss of customers, declining sales and loss of market share.

The gourmet coffee market is highly competitive. A number of our competitors, Starbucks in particular, have much greater financial and marketing resources, brand recognition and customer bases than we do. In the retail specialty coffee segment, we compete with industry leader Starbucks as well as regional coffeehouses, such as Coffee Bean & Tea Leaf and Peet’s Coffee & Tea, and local coffee shops, convenience stores, restaurants, street vendors and, to a certain degree, quick service restaurants such as McDonalds and Krispy Kreme.

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

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skill, experience and effort of our senior management team. The loss of any of our key management employees could have a significant impact on our ability to effectively manage our operations and implement our business strategy.

Our current level of administrative staffing may be insufficient to support our ongoing operations.

Between March 28, 2010 and April 4, 2011, we have decreased our corporate administrative staff by 33%, as well as implementing other cost saving initiatives. This level of staffing may require us to outsource certain tasks to third-party providers or reduce our ability to implement our business strategy. Our current level of administrative staff may not be sufficient to support sustained growth or our operations.

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

Our current financial position and liquidity issues make it difficult to attract new and qualified franchisee candidates.

We may not be able to attract new and qualified franchisees because of our current financial position and liquidity issues, which could inhibit our ability to grow. Our business is heavily dependent on our ability to maintain and develop our brand, which depends, in part, on our ability to retain or expand our geographic footprint. If any of our franchisees acts in a manner inconsistent with our beliefs or preference, it could damage the value of the Tully’s brand in that franchisee’s territory, and such damage could spread to other geographical regions.

The current economic crisis could adversely impact our business and financial results and have a material adverse impact on our liquidity and capital resources.

As a retailer that is dependent upon consumer discretionary spending, we will continue to face achallenging operating environment in Fiscal 2012 if customers have less money for discretionary purchases as a result of continuing job losses, foreclosures, bankruptcies, reduced access to credit and a stagnant housing market. The sustained economic downturn could potentially have a material adverse effect on our liquidity and capital resources.

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

We have been unable to secure a partner to buy out one-half of our joint venture partner’s interest in TCAPPLP, and currently have $4.0 million overdue as a TCAPLLP obligation. This obligation could have an adverse impact on our international operations.

In 2008 TCAP, our wholly-owned subsidiary, and Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in TCAPPLP, established a joint venture to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. In 2009 TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP. As of April 3, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, we could face adverse economic consequences surrounding our wholly owned subsidiary TCAP.

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

Moreover, our costs could be negatively affected by an unpredictable workers’ compensation environment. For example, many of our employees are located in California, which has experienced higher workers compensation costs and rates than other states. Increases in insurance premiums could impair our profitability.

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

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We rely heavily on information technology systems across our operations, including for management of our supply chain, point-of-sale processing in our stores, gift cards, online business and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product sales and reduced efficiency of our operations, and significant capital investments could be required to remediate the problem.

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

As of April 3, 2011, we had approximately 5,000 owners of record of our common stock. Notwithstanding this large number of shareholders, as of April 3, 2011, Mr. Tom T. O’Keefe, our founder and chairman, beneficially owned approximately 14.7% of our common stock, and the estate of Mr. Keith McCaw beneficially owned approximately 4.9% of our common stock as well as 15.6% of the outstanding Series A Preferred stock. The shareholdings of Mr. O’Keefe and the estate of Mr. McCaw gives each of these shareholders individually, and on a combined basis if acting in unison, the ability to significantly influence the election of our directors and other matters brought before the shareholders for a vote, including any potential sale of Tully’s. The voting power held by Mr. O’Keefe and by the estate of Mr. McCaw could prevent or significantly delay another company from acquiring or merging with us, even if the acquisition or merger was in the best interests of our shareholders.

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

As of April 3, 2011, Tully’s operated 74 retail stores in the United States, all of which are located on property leased by, or otherwise provided to, us. Our retail stores vary in size, with an average of 1,700 feet per location. These retail space leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. We lease approximately 17,800 feet of office, storage, and training space in Seattle, Washington, to house our headquarters pursuant to a ten-year lease expiring May 2020 and subject to two five-year options to renew and early termination provisions at five years.

ITEM 3.	LEGAL PROCEEDINGS

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. The plaintiff sought class action certification on behalf of all hourly employees in Tully’s California stores. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We believe that Tully’s complied with all laws that require providing meal and rest periods for its employees, but agreed to settle this lawsuit through binding arbitration. This matter was settled in September 2010 in the amount of $375,000, all of which was disbursed to the class.

On May 17, 2011, a lawsuit was filed against the Company in California state court by JH Development, LLC, a franchise area developer, alleging that (i) at the time the Company entered into agreements with the plaintiff, the Company concealed its financial strength and the fact that it was contemplating a sale of its wholesale division and rights to the “Tully’s” trademark; (ii) the Company breached the franchise agreements with the plaintiff; (iii) the Company made false promises to the plaintiff; and (iv) the Company violated certain provisions of the California Corporations Code governing the sale of franchises. The plaintiff is seeking damages, rescission, and attorneys’ fees and costs. We are investigating the claims, have retained California counsel, have removed the case to federal court in the Central District of California, and intend to vigorously defend this litigation, but cannot predict the outcome or financial impact to the Company at this time. We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

From time to time we are involved in legal proceedings that arise in the ordinary course of our business. Any such proceedings, whether meritorious or not, could be time consuming, costly, and result in the diversion of significant operational resources or management time.

Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any legal proceeding in which the outcome, in our judgment based on information currently available, is likely to have a material adverse effect on our business or financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders and Dividends

Currently there is no public market for Tully’s common stock. As of April 3, 2011 there were approximately 5,000 holders of record of Tully’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

(As of April 3, 2011)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
1994 Stock Option Plan	11,368	$3.69	—
2004 Stock Option Plan	220,119	$5.19	92,381
2010 Stock Option Plan	—	$—	312,500
Equity compensation plans not approved by security holders*	85,001	$0.08	—

Total	316,488	$5.84	404,881

*	These options were granted by our founder and former chairman to employees and third parties and may be exercised to purchase shares of Tully’s Common Stock owned by our chairman. We refer to these options as being granted under the “Founder’s Stock Option Plan.” We do not expect any additional options to be granted under the Founder’s Stock Option Plan.

In 1994, Tully’s shareholders approved the 1994 Stock Option Plan, pursuant to which we issued incentive or nonqualified stock options to our employees and directors. In August 1999 our shareholders approved an amended plan (the “1994 Option Plan”), which established the maximum number of shares issuable under the 1994 Option Plan and the Employee Stock Purchase Plan at 525,000 shares. The 1994 Option Plan expired on October 19, 2004 (this did not terminate outstanding options). As of April 3, 2011, options for 11,368 shares were outstanding under the 1994 Option Plan and options for 121,890 shares had been exercised under the 1994 Option Plan, and no shares had been issued under the Employee Stock Purchase Plan.

In December 2004, Tully’s shareholders approved the 2004 Stock Option Plan. The 2004 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2004 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of April 3, 2011, options to purchase 220,119 common shares were outstanding under the 2004 Stock Option Plan, options for 136,717 shares had been exercised under the 2004 Stock Option Plan and no shares had been issued under the Employee Stock Option Plan.

In March 2010, Tully’s shareholders approved the 2010 Stock Option Plan. The 2010 Stock Option Plan authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of April 3, 2011, no options had been granted under the 2010 Stock Option Plan and no shares had been issued under the Employee Stock Option Plan.

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

Recent Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for our company. The selected financial information set forth below under the captions “Results of Operations Data” for Fiscal 2009 - 2011, and the selected “Consolidated Balance Sheet Data” as of March 28, 2010 and April 3, 2011, have been derived from our audited consolidated financial statements included elsewhere in this report. The selected historical consolidated financial information set forth below under the captions “Results of Operations Data” for Fiscal 2007 - 2008 and the selected “Consolidated Balance Sheet Data” as of April 1, 2007, March 30, 2008 and March 29, 2009, have been derived from our audited financial statements that are not included in this report.

The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto appearing elsewhere in this report.

	FISCAL YEARS ENDED
	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011 (1)
	(dollars in thousands, except per share data)
Results of Operations Data
Net Sales from continuing operations:
Retail (1)	$39,334	$42,897	$38,615	$35,426	$36,297
Specialty	1,647	(1,952)	430	4,144	1,971

Total	40,981	40,945	39,045	39,570	38,268
Operating loss from continuing operations	(10,241)	(13,955)	(8,106)	(6,028)	(5,242)
Income (loss) from continuing operations attributable to TC Global, Inc.	(10,527)	(16,311)	314	($5,191)	(5,214)
Discontinued operations:
Net Sales from discontinued operations	20,901	28,132	39,547	—	—
Income from discontinued operations	773	2,402	22,541	—	—
Net income (loss) attributed to TC Global, Inc.	$(9,754)	$(13,909)	$22,855	$(5,191)	$(5,214)
Net Income (loss) per share from continuing operations:
Basic	$(4.61)	$(5.59)	$0.10	$(1.47)	$(1.46)
Diluted	$(4.61)	$(5.59)	$0.05	$(1.47)	$(1.46)

Shares used in calculation of net income (loss) per share (thousands) from continuing operations:
Basic	2,283	2,917	3,265	3,537	3,564
Diluted	2,283	2,917	6,478	3,537	3,564

Consolidated Balance Sheet Data
Total assets from continuing operations	$13,173	$13,708	$29,254	$13,721	$8,473
Total assets held for sale	$4,177	$5,210	—	—	—
Total assets	$17,350	$18,918	$29,254	$13,721	$8,473
Long-term obligations (including current portion) from continuing operations (2)	$5,206	$15,661	$4,418	$4,157	$4,054
Long-term obligations (including current portion) from liabilities held for sale	$91	$66	—	—	—
Total Long-term obligations (including current portion) (2)	$5,297	$15,727	$4,418	$4,157	$4,054
Stockholders’ equity (deficit)	$(4,109)	$(19,424)	$8,552	$(2,588)	$(7,928)

Other Data (unaudited)
Comparable Store Sales Increase (Decrease) (1)	3.9%	5.0%	(6.8)%	(2.8)%	4.8%
Retail Store Count at Period End:
Company-operated by Tully’s	90	93	80	78	74
Franchisee-operated (U.S.)	38	58	87	107	110

Total retail store count	128	151	167	185	184

International licensee stores (3)	—	—	2	4	9

Notes for Selected Financial Data

(1)

Each fiscal year included 52 weeks, except for Fiscal 2011, which had 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011, amounting to 43.8% of the increase, so that comparable sales in Fiscal 2011 without the impact of the 53rd week was 2.7%.

(2)	Long-term obligations (including current portion) at the end of each period shown are summarized as follows:

	Fiscal Years
	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
	(dollars in thousands)
Credit facility, current portion of long-term debt and UCC obligation and capital lease obligations	$4,270	$12,935	$267	$157	$54
TCAP’s obligation to Limited Partner	—	—	4,000	4,000	4,000
Long-term debt, net of current portion	19	10	—	—	—
Capital lease obligations, net of current portion	53	30	—	—	—
Long-term UCC note payable, net of current portion	—	2,310	—	—	—
Other liabilities	955	442	151	—	—

Long-term obligations (including current portion)	$5,297	$15,727	$4,418	$4,157	$4,054

(3)	As the result of the sale of all of our trademarks, store designs, processes and other intellectual property assets and rights for Tully’s business in Japan (“the Japan rights”) to Tully’s Coffee Japan Co., Ltd. (“TCJ”) the Tully’s stores operated and franchised by TCJ in Japan are excluded from our franchised and licensed store counts after August 31, 2005. Tully’s and TCJ have agreed to cooperate in the development of the Tully’s brand for the mutual benefit of the two companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for Fiscal 2009, Fiscal 2010, and Fiscal 2011, should be read together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

Between 1992 and 2001, we expanded to 114 company-operated stores. During this period, we financed our retail expansion by raising over $60 million in equity securities and convertible debt, and over $17 million in licensing fees paid to us by foreign licensees. Between Fiscal 2001 and 2003, our financial performance was negatively impacted by the economic downturn that affected Seattle and San Francisco. During the same period, the market for new equity issues deteriorated significantly. To manage through this period and these challenges, rather than to seek additional and potentially dilutive growth capital, we chose to reduce normal operating expenses by closing certain under-performing stores and slowing our new store development plans to preserve capital. From Fiscal 2006 through Fiscal 2007, we undertook a strategic business review and began implementing initiatives to improve our financial position and create a foundation for future growth. In Fiscal 2008 and Fiscal 2009, based on sustained losses and a continuing general economic downturn, we sold a large portion of our assets, in the sale of our wholesale division to GMCR, thereby reducing our core business to retail, franchised and licensed store locations. In Fiscal 2010 and Fiscal 2011, we have taken measures to “right size” our business through various initiatives and cost-cutting measures, including the closure of underperforming company-owned locations which may continue in future periods as we evaluate our ongoing operations.

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

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. (“GMCR”), a Delaware corporation, pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”).

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

Trends in Our Business

Retail Division.

As of April 3, 2011, Tully’s had 74 company-operated retail stores and 110 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana, and Wyoming. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of manufacturing facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and airports and on university campuses.

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

Further, we continue to review of our retail locations and leasing arrangements. Since Fiscal 2009 we have closed fourteen locations. Some of these store closures were a result of natural closures on lease arrangements, store refranchising, and lease terminations.

Specialty Division.

Our specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At April 3, 2011 there were 110 U.S. franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.

Additionally, our specialty division oversees Tully’s Coffee Asia, which seeks to develop the Tully’s brand in Asia (excluding Japan) and Australia, foreign licensing, wholesale distribution and other business activities. As of April 3, 2011 we had franchised four stores in Singapore and five stores in South Korea through our master licensees Kitchen Language PTE LTD (“Kitchen Language”) and DK Retail Co., Ltd., (“DK Retail”), respectively. Kitchen Language is obligated to develop 15 locations in Singapore, while DK Retail is obligated for 100 locations in South Korea.

Revenue Trends

Our quarterly sales from our retail and specialty operations are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(unaudited–dollars in thousands)
Fiscal 2009	$10,830	$10,107	$9,049	$9,059
Fiscal 2010	$9,980	$9,782	$10,098	$9,710
Fiscal 2011	$9,496	$9,200	$9,562	$10,010

(1)

Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675 in net sales in the Fourth Quarter of Fiscal 2011.

Our revenue levels are expected to increase during the third quarter due to holiday season sales on recent trends in comparable stores sales.

Operating Cost Trends

Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor cost, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for our products. During Fiscal 2010 and Fiscal 2011, we experienced increasing pricing associated with costs for dairy, raw coffee beans, paper and baked goods, as well as minimal increases in energy-related costs. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting).

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

Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our growing U.S. franchise store base as well as the development of stores associated with the TCAPPLP joint venture. We also incur legal and compliance costs in connection with our franchising operations. U.S. franchising costs continue to decrease as a percentage of franchise royalty and license revenues as we leverage our investment in franchising infrastructure and labor, travel and legal expenses while realizing the leverage from a larger franchised store base.

Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale materials, community initiatives, sponsorships and advertising. We expect marketing expenses to remain neutral as we initiate a limited number of retail programs in Fiscal 2012, comparable to the limited programs we implemented in Fiscal 2011.

Our general and administrative costs are less discretionary than our marketing costs. We have continued to scale back expenses related to our administrative staff. During Fiscal 2010, at the beginning of Fiscal 2011 and into Fiscal 2012, we reduced our administrative staff. Over the past year, we have decreased our corporate administrative staff by 33%, as well as implementing other cost savings initiatives.

Retail Performance Measures

Our U.S. retail stores are summarized as follows:

	Fiscal Years
	Fiscal 2009	Fiscal 2010	Fiscal 2011
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	93	80	78
New stores	—	1	6
Closed stores	(13)	(3)	(10)

End of the period	80	78	74

Franchisee-operated stores
Stores at beginning of the period	58	87	107
New stores	33	23	11
Closed stores	(4)	(3)	(8)

End of the period	87	107	110

Total company-operated and franchised stores
Stores at beginning of the period	151	167	185
New stores	33	24	17
Closed stores	(17)	(6)	(18)

End of the period	167	185	184

International franchised and licensed stores at the end of each respective fiscal year are set forth in the table below:

	Fiscal Years
	Fiscal 2009	Fiscal 2010	Fiscal 2011
International franchise and licensee locations	2	4	9

Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Fiscal 2009	(0.4)%	(5.5)%	(14.1)%	(7.9)%
Fiscal 2010	(8.4)%	(6.1)%	4.2%	(0.2)%
Fiscal 2011(1)	(0.8)%	1.1%	3.5%	14.0%

(1)

Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675 in net sales in the Fourth Quarter of Fiscal 2011, amounting to 60% of the increase, so that comparable sales in the Fourth Quarter Fiscal 2011 without the impact of the 14th week was 5.6%.

Results of Operations

As a result of the Green Mountain Transaction, the results of operations for the wholesale operations are reported in discontinued operations, in accordance with the guidance provided in FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets (“FASB ASC 360”).

	Fiscal Years
	Fiscal 2009	Fiscal 2010	Fiscal 2011(1)
	(dollars in thousands)
Continuing Operations:
Net Sales
Retail store sales (1)	$38,615	$35,426	$36,297
Specialty sales of products	47	3,620	1,342

Total sales of products	38,662	39,046	37,639
Licenses, royalties, and fees	383	484	556
Specialty—Recognition of deferred revenue	—	40	73

Total net sales	$39,045	$39,570	$38,268

Cost of Goods Sold and Related Occupancy Expenses
Retail cost of goods sold	$13,969	$12,704	$13,377
Retail occupancy expenses	4,527	4,396	3,904
Specialty	37	2,449	569

Total	$18,533	$19,549	$17,850

Operating Expenses
Store operating expenses	$17,546	$15,638	$15,700
Other operating expenses:
Specialty—U.S. franchising expenses	700	1,565	1,217
Specialty—international division expenses	406	772	790

Total other operating expenses	$1,106	$2,337	$2,007

Marketing, general and administrative expenses	$7,742	$6,515	$6,834
Discontinued Operations
Net sales	$39,547	$—	$—
Cost of Goods Sold	27,920	—	—

(1)	Each fiscal year included 52 weeks, except for Fiscal 2011, which had 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011.

For additional information about our operating divisions, see Note 21 of the Notes to the Consolidated Financial Statements.

	Fiscal Years
	Fiscal 2009	Fiscal 2010	Fiscal 2011
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	98.9%	89.6%	94.9%
Specialty—international product sales	0.1%	9.1%	3.5%

Total sales of products	99.0%	98.7%	98.4%
Specialty—Licenses, royalties and fees	1.0%	1.2%	1.4%
Specialty—Recognition of deferred revenue	—%	0.1%	0.2%

Total net sales	100.0%	100.0%	100.0%

Retail Metrics
Amounts as Percent of retail store sales
Retail cost of goods sold	36.2%	35.9%	36.9%
Retail occupancy expenses	11.7%	12.4%	10.8%
Store operating expenses	45.4%	44.1%	43.3%

Fiscal 2011 Compared To Fiscal 2010

Net Sales

Our overall net sales decreased by $1.3 million, or 3.3%. This decrease was primarily the result of a $2.2 decrease in specialty net sales, as a result of the Company’s outsourcing of its warehousing and distribution of product to DPI, and the resulting decline in product sales to our franchisees and licensees from the specialty division.

The divisional breakout in total net sales decrease)was comprised as follows:

Total Company Fiscal 2011 Compared To Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail (1)	$871
Specialty	(2,173)

Total company	$(1,302)

(1)	Fiscal 2010 included 52 weeks, but Fiscal 2011 included 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011.

Sales of products from company-operated retail stores increased $871,000 to $36.3 million, principally due to an increase in comparable retail stores sales of 4.8%, or $1.5 million, in addition to a $1.3 million increase from the opening of new stores, all partially offset by a decrease of $2.0 million for store closures of negatively operating locations during Fiscal 2011.

The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase (decrease) Fiscal 2011 Compared To Fiscal 2010 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable stores sales increase (1)	$1,547
Sales increase from new stores	1,317
Sales decrease from stores closed during Fiscal 2011	(1,993)

Total retail division	$871

(1)	Fiscal 2010 included 52 weeks, but Fiscal 2011 included 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs increased $181,000, or 1%, to $17.3 million for Fiscal 2011 as compared to Fiscal 2010. Retail cost of goods sold as a percent of retail store sales remained steady at 36.2% in Fiscal 2011 as compared to 35.9% in Fiscal 2010 reflecting continued initiatives to decrease product costs and optimize product mix. Retail occupancy expenses as a percent of retail store sales decreased to 10.8% in Fiscal 2011 from 12.4% in Fiscal 2010, reflecting our closures of retail locations where occupancy costs as a percent of retail sales were too high.

Store operating expenses decreased to 43.3% as a percent of retail store sales in Fiscal 2011 and as compared to 44.1% in Fiscal 2010 as a result of continued initiatives to focus on costs associated with programs to improve retail store service levels, including store staffing and improved training programs.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $330,000, or 14.1%, to $2.0 million during Fiscal 2011 from $2.3 million in Fiscal 2010. The decrease reflects our continued focus on minimizing expenses while at the same time increasing U.S. and International franchise and license businesses.

Marketing, general and administrative costs increased slightly by $319,000 or 4.9%, to $6.8 million during Fiscal 2011 from $6.5 million in Fiscal 2010. This increase was primarily due to an increase in legal costs during the year, and the payouts we made to settle two cases against the Company. (See Note 17 of the “Notes to the Consolidated Financial Statements” for further details).

Depreciation and amortization expense decreased $276,000, or 23.2%, to $915,000 for Fiscal 2011 from $1.2 million for Fiscal 2010, reflecting a lower level of depreciable assets as we reduce corporate office space and lower our depreciable store base, as well as the age of our existing asset base.

Other Income (Expense)

Miscellaneous expense decreased $13,000 or 11.3% to $102,000 for Fiscal 2011 as compared to $115,000 for Fiscal 2010, primarily due to foreign exchange losses.

Noncontrolling Interest

A loss of $151,000 was attributable to Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in TCAPPLP, compared to a loss of $188,000 in Fiscal 2010, as the overall net loss attributable to TCAPPLP decreased in Fiscal 2011.

Income Taxes

In Fiscal 2011 we experienced a $66,000 income tax benefit reflecting the California Empowerment Zone credits that were claimed in the March 28, 2010 California State Income Tax Return. In Fiscal 2010 we experienced a $764,000 income tax benefit reflecting the five year Alternative Minimum Tax, or AMT, carryback changes enacted as part of the stimulus package for our fiscal years beginning Fiscal 2005.

At April 3, 2011, we had federal and state net operating loss carryforwards of approximately $34.2 million and $12.5 million, respectively. The federal net operating loss carryforwards expire between 2027 and 2031 and the state net operating losses expire between 2012 and 2032. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Net Income (Loss)

As a result of the factors described above, we had a net loss of $5.4 million for Fiscal 2011 as compared to net loss of $5.4 million for Fiscal 2010.

Fiscal 2010 Compared To Fiscal 2009

Net Sales

Sales of products from company-operated retail stores decreased $3.2 million, to $35.4 million, principally due to the effects of closing or selling company-owned retail locations and a decrease in comparable retail stores sales of 2.8%, or $1.0 million.

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

Net sales for the specialty division increased by $3.7 million for Fiscal 2010 as compared to Fiscal 2009. The increase reflects the Company’s significant ramp in business on product sales throughout the franchise units and international expansion. Further, in prior periods the Company allocated product sales to licensed and franchise stores in the wholesale business. The Company did not reclassify these revenues out of discontinued operations as immaterial in previous periods.

Cost of Goods Sold and Operating Expenses

Cost of goods sold and related occupancy costs decreased $1.4 million, or 7.5%, to $17.1 million for Fiscal 2010 as compared to Fiscal 2009. Retail cost of goods sold as a percent of retail store sales remained steady at 35.9% in Fiscal 2010 as compared to 36.2% in Fiscal 2009 reflecting continued initiatives on product costs, product mix, and discounts reflected in sales for the stored value card loyalty programs. Retail occupancy expenses as a percent of retail store sales increased from 11.7% in Fiscal 2009 to 12.4% in Fiscal 2010, reflecting increased occupancy levels as a percent of sales with the decreased revenue levels as described above.

Store operating expenses decreased to 44.1% as a percent of retail store sales in Fiscal 2010 and as compared to 45.4% in Fiscal 2009 as a result of continued initiatives to focus on costs associated with programs to improve retail store service levels, including store staffing and new training programs.

Other operating expenses (expenses associated with all operations other than company-operated retail stores) increased $1.1 million to $2.3 million during Fiscal 2010 from $1.1 million in Fiscal 2009. The increase reflects our continued focus to increase U.S. and International franchise and license businesses.

Marketing, general and administrative costs decreased significantly by $1.2 million, or 15.8%, to $6.5 million during Fiscal 2010 from $7.7 million in Fiscal 2009. This decrease was primarily due to a $566,000 reduction in labor related expenses coupled with the $236,000 reduction in legal fees and $243,000 in occupancy expenses.

Depreciation and amortization expense decreased $514,000, or 30.1%, to $1.2 million for Fiscal 2010 from $1.7 million for Fiscal 2009, reflecting a lower level of depreciable assets as we reduce corporate office space and lower our depreciable store base.

Other Income (Expense)

Interest expense decreased $3.2 million or 99.7% to $10,000 for Fiscal 2010 as compared to $3.3 million for Fiscal 2009, primarily due to the repayment of outstanding indebtedness under the Benaroya Credit Facility and Northrim Credit Facility in the prior year.

Noncontrolling Interest

A gain of $188,000 was attributable to AFCM, the limited partner in Tully’s Coffee Asia, for Fiscal 2010, compared to $214,000 as the net loss attributable to Tully’s Coffee Asia decreased slightly.

Income Taxes

In Fiscal 2010 we experienced a $764,000 income tax benefit reflecting the five year Alternative Minimum Tax, or AMT, carryback changes enacted as part of the stimulus package for our fiscal years beginning Fiscal 2005. In Fiscal 2009 we experienced an income tax benefit of $11.5 million reflecting the estimated income tax and AMT consequences from the Green Mountain Transaction in Fiscal 2009.

At March 28, 2010, we had federal and state net operating loss carryforwards of approximately $30.5 million and $11.9 million, respectively. The federal net operating loss carryforwards expire between 2027 and 2030 and the state net operating losses expire between 2011 and 2030. Our net operating loss carryforwards are one of our deferred income tax assets; however, the ultimate realization of these deferred income tax assets is dependent upon generation of future taxable income. Due to the uncertainty of future taxable income, deferred tax assets resulting from these net operating losses have been fully reserved. In accordance with SFAS 109, Accounting for Income Taxes, we will assess the continuing need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets.

Net Income (Loss)

As a result of the factors described above, we had a net loss of $5.4 million for Fiscal 2010 as compared to net income of $22.6 million for Fiscal 2009.

Liquidity and Financial Condition

Sources and Uses of Cash in our Business

The following table sets forth, for the periods indicated, selected statements of cash flows data:

	Fiscal Years
	Fiscal 2009	Fiscal 2010	Fiscal 2011
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net income (loss)	$22,641	$(5,379)	$(5,365)
Gain on Green Mountain Transaction	(28,656)	(169)	(169)
Adjustments for depreciation and other non-cash operating statement amounts	3,843	1,912	975

Net loss adjusted for non-cash operating statement amounts	(2,172)	(3,636)	(4,559)
Cash provided by (used) for other changes in assets and liabilities	(3,499)	1,772	1,885

Net cash provided by (used in) operating activities	(5,671)	(1,864)	(2,674)
Cash proceeds from Green Mountain Transaction	36,800	—	—
Escrow receivable established in connection with Green Mountain transaction	(3,500)	—	3,500
Purchases of property and equipment	(976)	(641)	(1,283)
Other investing activities	271	(13)	134
Net borrowings (repayments) of Northrim Credit Facility and capital leases	(5,034)	(470)	(364)
Proceeds from the Sale of Development rights	469	526	—
Repayment on UCC note payable	(4,120)	—	—
Proceeds from Benaroya Credit Facility	(7,482)	—	—
Foreign currency translation adjustment	(34)	(7)	(52)
Shareholder distribution	—	(5,994)	—
Cash in lieu of fractional stock on reverse split	—	—	—
Proceeds from warrant and stock option exercise	—	27	(10)

Net increase (decrease) in cash and cash equivalents	$10,723	$(8,436)	$(749)

Overall, our operating activities, investing activities, and financing activities used $749,000 of cash during Fiscal 2011 as compared to a use of $8.4 million during Fiscal 2010. This decrease in the use of cash is primarily due to the use of nearly $6.0 million in cash for shareholder distribution in Fiscal 2010, along with the receipt of $3.5 million in escrow receivable in Fiscal 2011.

Cash used by operating activities for Fiscal 2011 was $2.7 million, an increase of $810,000 compared to Fiscal 2010 when operating activities used cash of $1.9 million.

Investing activities provided cash of $2.4 million in Fiscal 2011, which was primarily the result of $3.5 million released from escrow created as part of the Green Mountain Transaction, offset by $1.3 million spent on the purchase of property and equipment.

Financing activities used cash of $426,000 in Fiscal 2011, a decrease of 93.5% from Fiscal 2010, which is the result of the $6.0 million shareholder distribution made during Fiscal 2010.

Contractual Commitments

We did not have any off-balance sheet arrangements as of April 3, 2011. The following table summarizes our principal financial commitments (other than ordinary trade obligations such as accounts payable and accrued liabilities) as of April 3, 2011:

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
TCAP obligation to Limited Partner	$4,000	$4,000	—	—	—
Other debt	54	54	—	—	—
Operating leases	12,112	3,275	4,827	2,409	1,601

	$16,166	$7,329	$4,827	$2,409	$1,601

Liquidity and Capital Resources

As of April 3, 2011 we had cash and cash equivalents of $2.8 million, of which $540,000 was held in TCAPPLP and limited in use, and a working capital deficit of $8.3 million, which also includes TCAP’s $4.0 million obligation to AFCM; such obligation is not expected to be satisfied by funds held by TC Global, Inc. See Note 12 of “Notes to Consolidated Financial Statements”

The Company has realized some improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses. Despite improved revenues during the current quarter and reductions to staffing and other expenses, and with the exception of the Third Quarter Fiscal 2011 and Fourth Quarter Fiscal 2011, the Company continues to incur negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative trends through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company during Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012 and is evaluating a variety of alternatives, reorganization of existing operations and/or sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.

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

Evaluation of long-lived assets for impairment and assets held for sale

We periodically review the carrying value of our long-lived assets for continued appropriateness. This review is based upon our projections of anticipated future cash flows. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. The net carrying value of assets not recoverable are reduced to their fair value. Our estimates of fair value represent our best estimate, based primarily on discounted cash flows. We recognized non-cash impairment losses of $82,000 and $135,000 in the fourth quarters of Fiscal 2010 and Fiscal 2011, respectively, in accordance with the provisions of FASB ASC 360. This relates to impairment of leasehold improvements and equipment.

Assets and liabilities to be disposed of by sale are, among other factors, classified as “Held for Sale” at which point management has committed to a plan for the disposition, the sale is probable and expected to occur within 12 months and the assets are in sellable condition. No impairment was recorded in Fiscal 2011 as expected closure asset sales are expected to exceed costs.

Share Based Payments

We grant stock options to purchase our common stock to certain employees under the 2004 Stock Option Plan and 2010 Stock Option Plan. Additionally, we have outstanding options that were granted under an earlier stock option plan. The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Accounting Standards Codification (“ASC”) No. 718, Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When actual forfeitures vary from our estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

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

In June 2009, the FASB amended the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted this new guidance effective at the beginning of Fiscal 2011 with no impact to our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and related notes thereto, of TC Global, Inc., and the Report of Independent Registered Public Accounting Firm, are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TC Global, Inc.

We have audited the accompanying consolidated balance sheets of TC Global, Inc. (the “Company”) as of April 3, 2011 and March 28, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended April 3, 2011, March 28, 2010, and March 29, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has limited working capital to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TC Global, Inc. as of April 3, 2011 and March 28, 2010, and the consolidated results of its operations and its cash flows for the each of the periods ended April 3, 2011, March 28, 2010, and March 29, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Seattle, Washington

July 5, 2011

TC GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 28, 2010	April 3, 2011
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$3,558	$2,809
Escrow receivable	3,500	—
Income tax receivable	931	343
Accounts receivable, net of allowance for doubtful accounts of $704 and $994 at March 28, 2010 and April 3, 2011, respectively	585	870
Inventories	1,381	628
Prepaid expenses and other current assets	274	272

Total current assets	10,229	4,922
Property and equipment, net	2,184	2,207
Goodwill	45	45
Related party receivable, net of current portion	1,000	1,000
Other assets	263	299

Total assets	$13,721	$8,473

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$2,498	$2,542
Accrued liabilities	2,061	1,883
Current portion of long-term debt	157	54
Deferred revenue	4,271	4,540
Current portion of deferred gain on sale of wholesale segment	169	169
Note payable due to limited partner in TCAP	4,000	4,000

Total current liabilities	13,156	13,188
Deferred lease costs	249	362
Deferred revenue, net of current portion	715	831
Deferred gain on sale of wholesale segment, net of current portion	2,189	2,020

Total liabilities	16,309	16,401

Commitments and contingencies (Note 17)
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, no par value; 15,471,352 shares authorized, 12,790,874 issued and outstanding at March 28, 2010 and April 3, 2011, stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 and 3,563,867 shares issued and outstanding at March 28, 2010 and April 3, 2011, respectively, stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 4,853,809 shares authorized, 3,590,349 issued and outstanding at March 28, 2010 and April 3, 2011, stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,089	24,166
Accumulated other comprehensive loss	(41)	(93)
Accumulated deficit	(84,371)	(89,585)

Total stockholders’ deficit attributable to TC Global, Inc.	(4,186)	(9,375)
Non-controlling interest	1,598	1,447

Total stockholders’ deficit	(2,588)	(7,928)

Total liabilities and stockholders’ equity	$13,721	$8,473

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011 (1)
	(dollars in thousands, except per share data)
Net sales
Retail store sales (1)	$38,615	$35,426	$36,297
Specialty sales of products	47	3,620	1,342

Total sales of products	38,662	39,046	37,639
Licenses, royalties, and fees	383	484	556
Recognition of deferred license revenue	—	40	73

Net sales	39,045	39,570	38,268

Cost of goods sold and operating expenses
Retail cost of goods sold	13,969	12,704	13,377
Retail occupancy expenses	4,527	4,396	3,904

Total retail cost of goods sold and related occupancy expenses	18,496	17,100	17,281
Specialty cost of goods sold	37	2,449	569

Cost of goods sold and related occupancy expenses	18,533	19,549	17,850
Store operating expenses	17,546	15,638	15,700
Other operating expenses	1,106	2,337	2,007
Marketing, general and administrative costs	7,742	6,515	6,834
Depreciation and amortization	1,705	1,191	915
Impairment of goodwill and long-lived assets	237	368	135
Store closure and lease termination costs	282	—	69

Total cost of goods sold and operating expenses	47,151	45,598	43,510

Operating loss	(8,106)	(6,028)	(5,242)
Other income (expense)
Interest expense	(3,254)	(10)	(4)
Interest income	43	5	5
Miscellaneous income (expense)	74	(110)	(103)
Loan guarantee fee expense	(131)	—	—

Total other income (expense)	(3,268)	(115)	(102)

Income (loss) from continuing operations before income taxes	(11,374)	(6,143)	(5,344)
Income tax benefit (expense)	11,474	764	(21)

Net income (loss) from continuing operations	$100	$(5,379)	$(5,365)

Non-controlling interest	214	188	151
Net income (loss) from continuing operations attributable to TC Global, Inc.	$314	$(5,191)	$(5,214)

Discontinued operations (Note 3)
Income from discontinued operations	$34,948	$—	$—
Income tax expense	(12,407)	—	—

Income from discontinued operations	$22,541	$—	$—

Net income (loss) attributable to TC Global, Inc.	$22,855	$(5,191)	$(5,214)

Continuing operations—basic and diluted
Continuing operations—basic	$0.10	$(1.47)	$(1.46)
Continuing operations —diluted	$0.05	$(1.47)	$(1.46)
Discontinued operations—basic and diluted
Discontinued operations—basic	$6.90	$—	$—
Discontinued operations—diluted	$3.48	$—	$—
Earnings (loss) per share—basic and diluted
Earnings (loss) per share—basic	$7.00	$(1.47)	$(1.46)
Earnings (loss) per share—diluted	$3.53	$(1.47)	$(1.46)
Weighted average shares used in computing basic and diluted earnings (loss) per share (in thousands)
Earnings (loss) per share—basic	3,265	3,537	3,564
Earnings (loss) per share—diluted	6,478	3,537	3,564

(1)	Each fiscal year included 52 weeks, except for Fiscal 2011, which had 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011.

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 29, 2009, March 28, 2010 and April 3, 2011

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Subscription receivable	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Non-controlling interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
Balance, March 30, 2008	12,930,374	$28,783	3,613,349	$8,009	3,251,891	$19,100	$29,719	$(3,000)	—	$(102,035)	$(19,424)	$6,000
Exercise of common stock warrants					1,914	—					—
Series A Preferred stock converted to common stock	(139,500)	(310)			19,717	310					—
Series B Preferred stock converted to common stock			(29,000)	(51)	2,875	51					—
Exercise of stock options					655	—					—
Issuance of common stock under terms of legal settlement					11,720	133					133
Stock option expense							201				201
Accrued expense paid through grant of stock options							35				35
Subscription receivable								3,000			3,000

Obligation to minority shareholder in TCAP											—	(4,000)
Net Income										22,855	22,855	(214)
Foreign currency translation adjustment									(34)		(34)

Total comprehensive income											22,821

Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$—	(34)	$(79,180)	$6,766	$1,786

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 29, 2009, March 28, 2010 and April 3, 2011

(continued)

	Convertible Preferred Stock				Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total	Non-controlling interest
	Series A Shares	Series A Amount	Series B Shares	Series B Amount	Shares	Amount
	(dollars in thousands, except per share data)
Balance, March 29, 2009	12,790,874	$28,473	3,584,349	$7,958	3,288,772	$19,594	$29,955	$(34)	$(79,180)	$6,766	$1,786
Exercise of common stock warrants					205,332	32				32
Exercise of stock options					51,851	3				3
Net stock option exercise					10,880	(8)				(8)
Adjustments to Preferred B Shares			6,000
Stock option expense							128			128
Shareholder distribution							(5,994)			(5,994)
Liability settled through issuance of stock					7,032	85				85
Net loss									(5,191)	(5,191)	(188)
Foreign currency translation adjustment								(7)		(7)

Balance, March 28, 2010	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,089	$(41)	$(84,371)	$(4,186)	$1,598

Stock option expense							77			77

Net loss									(5,214)	(5,214)	(151)
Foreign currency translation adjustment								(52)		(52)

Total comprehensive income										(5,261)

Balance, April 3, 2011	12,790,874	$28,473	3,590,349	$7,958	3,563,867	$19,706	$24,166	$(93)	$(89,585)	$(9,185)	$1,447

The accompanying notes are an integral part of these consolidated financial statements.

TC Global, Inc.

Consolidated Statements of Cash Flows

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011
	(dollars in thousands)
Cash flows from operating activities
Net income (loss)	$22,641	$(5,379)	$(5,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,705	1,191	915
Impairment of goodwill and long-lived assets	237	368	135
Store closure costs charged to operations	282	—	69
(Gain) loss on sale of property and equipment	(72)	(23)	75
Gain on sale of wholesale segment	(28,656)	—	—
Stock option expense	201	128	77
Provision for doubtful accounts	287	316	(344)
Loan guarantee fee expense	131	—	—
Non-cash interest expense	1,101	—	—
Recognition of deferred gain on sale of wholesale segment	—	(169)	(169)
Recognition of deferred revenue	(29)	(91)	182
Changes in assets and liabilities:
Accounts receivable	1,257	4,785	646
Inventories	325	(268)	753
Prepaid expenses and other current assets	(1,550)	1,743	227
Accounts payable	(3,626)	(2,475)	44
Accrued liabilities	(195)	(2,619)	(245)
Deferred revenue	683	796	204
Deferred lease costs	(393)	(167)	112

Net cash (used in) provided by operating activities	(5,671)	(1,864)	(2,684)

Cash flows from investing activities
Net proceeds from sale of wholesale segment	36,800	—	—
Restricted Cash (Escrow Receivable)	(3,500)	—	3,500
Proceeds from sale of fixed assets	256	25	134
Proceeds from sale of development rights	469	526
Purchases of property and equipment	(976)	(641)	(1,283)
Other	15	(38)	—

Net cash (used in) provided by investing activities	33,064	(128)	2,351

Cash flows from financing activities
Net borrowings (repayments) under Northrim credit facility	(4,652)	—	—
Payments on long-term debt (including convertible note) and capital leases	(382)	(470)	(364)
Proceeds (repayments) under Benaroya credit facility	(7,482)	—	—
Repayment on UCC note payable	(4,120)	—	—
Foreign currency translation adjustment	(34)	(7)	(52)
Shareholder distribution	—	(5,994)	—
Proceeds from exercise of stock options and warrants	—	27	—

Net cash (used in) provided by financing activities	(16,670)	(6,444)	(416)

Net increase (decrease) in cash and cash equivalents	10,723	(8,436)	(749)
Cash and cash equivalents:
Beginning of period	1,271	11,994	3,558

End of period	$11,994	$3,558	$2,809

TC Global, Inc.

Consolidated Statements of Cash Flows

(continued)

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011
	(dollars in thousands)
Supplemental disclosure of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$3,254	$10	$4
Non-cash activity
Accrued expense paid through grant of stock options	35	128	—
Insurance premiums financed through note payable	545	360	195
Liability settled through issuance of stock	132	85	—

The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and significant accounting policies

The Company and nature of operations

TC Global, Inc. (formerly Tully’s Coffee Corporation”) was formed in 1992 and is a specialty retailer licensing the Tully’s Coffee business names and trademarks in the fast-casual categories of specialty coffee, snacks and non-alcoholic beverages, within the broader quick-service restaurant industry. Tully’s is known for its gourmet coffees, a wide selection of barista beverages, an assortment of breakfast and lunch offerings and anytime snacks, desserts and specialty beverages, and a genuine community coffeehouse experience. Tully’s specialty division oversees the franchising of Tully’s Coffee retail stores. Franchising complements the company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Additionally, our specialty division, through our wholly owned subsidiary Tully’s Coffee Asia Pacific, Inc. (“TCAP”) oversees our Asian joint venture, called Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”), which seeks to develop the Tully’s brand in Asia (excluding Japan) and Australia, foreign licensing, wholesale distribution and other business activities.

In these consolidated financial statements, references to “Tully’s” or the “Company”, “we”, “us” and “our” refer to TC Global, Inc. Tully’s-branded retail stores are operated by its Retail division and are also operated by other parties under license or franchise. Tully’s stores sell the Company’s high quality, premium roasted whole bean coffees, and serve a wide selection of hot and cold beverages that feature its coffees. Tully’s stores also sell baked goods and pastries and other complementary snack and food items and coffee-related equipment, supplies and accessories.

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

Fiscal periods

The Company ends its fiscal year on the Sunday closest to March 31. As a result, we record revenue and expenses on a 52- or 53-week period, depending on the year. In this report, the Company refers to its fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2011	April 3, 2011 (53 weeks)
Fiscal 2010	March 28, 2010 (52 weeks)
Fiscal 2009	March 29, 2009 (52 weeks)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

Accounts Receivable

Tully’s provides products to approved customers and franchisees on an open account basis. We generally do not require collateral on trade receivables. Tully’s reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on the risk of specific customers. Historically, credit related losses on trade receivables have not been significant. In Fiscal Years 2010 and 2011, we significantly increased our allowance for doubtful accounts, consistent with our history of collections within our Specialty division.

Escrow and Related Party Receivable

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to Green Mountain Coffee Roasters, Inc. (“GMCR”) pursuant to the Asset Purchase Agreement, dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among the Green Mountain Coffee Roasters, Inc., Tully’s Coffee Corporation, and Tully’s Bellaccino, LLC (the “Green Mountain Transaction”). The total purchase price included an indemnification claim escrow holdback equal to $3.5 million (the “Escrow”). The Escrow was subject to a twelve-month holdback. On March 29, 2010, the full $3.5 million was released from the Escrow and paid to the Company.

In December 2008, TCAP granted Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in TCAPPLP, a $1.0 million loan to be paid through future distributions of the partnership.

Inventories

Inventories are stated at the lower of cost (on the first-in, first-out basis) or market. Our sourcing and merchandising process is centralized, but each store generally orders its individual requirements from our distribution partner, DPI Specialty Foods (“DPI”), and other authorized vendors and/or distributors. We entered into a distribution agreement with DPI effective May 2010, whereby we outsourced all warehousing and distribution processes for the Company. By entering into this agreement, we were able to significantly decrease our inventories, because instead of holding all inventory for sale ourselves, we now order from DPI as we need product.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation of property and equipment includes amortization of assets under capital leases and is calculated on the straight-line method over the estimated economic lives of related assets. Machinery and equipment are depreciated over 5 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated economic lives (generally ten years) or the applicable lease term as defined under GAAP. Software is depreciated over 3 years. The cost of property held under capital lease is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Expenditures for additions and improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and the related gains and losses are included in the results of operations. Certain properties and equipment have been reduced due to impairment charges.

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

Lease termination costs

Periodically, Tully’s will determine that certain leases will be terminated and that such location will be closed. At such determination, we accrue for the net future minimum lease payments of the related lease agreements. Amounts accrued as net future minimum losses include the discounted estimated future rental payments, lease termination fees, and sub-lease recoveries.

Foreign Currency Translation

The Company has determined that the functional currency of its foreign subsidiary is the subsidiary’s local currency. The assets and liabilities of this subsidiary are translated at the applicable exchange rate as of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Gains and losses on intercompany transactions are recorded in operating expenses and have not been material for the periods presented.

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

Revenue recognition

Sales are recognized at the time of sale at retail store locations. Customer payments received on the issuance and replenishment of our Tully’s coffee cards (stored value payment cards) are deferred and recognized as revenues when the cards are redeemed, net of the estimated amounts of customer incentives and discounts associated with the cards. Management’s judgment is involved in determining the applicable timing for recognition of these incentives and discounts in revenues. Sales of product for specialty divisions are recognized upon shipment of the products.

Revenues from advance license fees and similar agreements are recognized on the straight-line basis over the expected life of the related agreements. Management’s judgment is involved in determining the applicable amortization periods for these advance license fees. Royalty revenues for specialty licensees are recognized in accordance with the license agreements based upon sales at specific licensee store locations. Initial franchise fees for new stores franchised by Tully’s are recognized when Tully’s has completed the services required to earn these fees and make them non-refundable, which is generally upon opening of a store. Royalty revenues from franchisee operated stores are recognized according to the relevant franchise agreements.

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

Advertising costs

Costs incurred for advertising and marketing are expensed in the periods to which the promotions are applicable and totaled $943,000, $822,000 and $563,000 during Fiscal 2009, Fiscal 2010, and Fiscal 2011, respectively. Local store advertising and marketing costs are reported in store operating expenses, while general advertising and marketing costs for the Company and our Retail and Specialty divisions are reported in marketing, general and administrative costs.

Rent expense

Tully’s operates in leased buildings. Certain lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing on a date other than the date of initial occupancy. Such “stepped” rent expense is recorded on a straight-line basis over the terms of the related leases. Certain leases require contingent rent based on gross sales and such rent expense is recognized as incurred. Certain leases have rent holiday (“free rent”) periods, and Tully’s recognizes these rental credits on a straight-line basis over the respective lease terms.

Asset Retirement Obligations

The Company is required to recognize a liability for the fair value of required asset retirement obligations (“ARO”), if such liability is expected, when the obligations are incurred. The Company’s potential AROs are primarily associated with lease arrangements and leasehold improvements arising in the Company owned locations which, in some instances at the end of a lease, the Company is contractually obligated to remove all assets in order to comply with the lease agreement if they cannot successfully find a replacement tenant, sell the improvements or enter into alternative agreements with the landlords. The future obligation are to be estimated based on a number of assumptions requiring management’s judgment, including net store closing costs, cost inflation rates and discount rates, and is to be accreted to its projected future value over time. The capitalized asset is to be depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of earnings. As of March 28, 2010 and April 3, 2011, management has determined that the potential obligation is not significant due to the nature of the lease arrangements and related leasehold improvements and the historical costs related to store closures and /or lease terminations.

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

In April 2007, the FASB issued accounting and reporting standards “Accounting for Uncertainty in Income Taxes” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The guidance applies to all tax positions accounted for under FASB ASC 740, “Accounting for Income Taxes.” There was no adjustment required to be made to our opening retained earnings balance upon adoption of the guidance. We have elected to treat interest and penalties accrued on unrecognized tax benefits as a component of income tax expense within our financial statements. See Note 10 for additional detail on the Company’s tax positions.

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

Consolidation of Asian Joint Venture

During Fiscal 2008, TCAP became the general partner of TCAPPLP, a limited partnership. This partnership seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture,

AFCM, is managed by the founder and former chief executive officer of Tully’s Coffee Japan (“TCJ”). AFCM has limited rights with respect to the management and control of TCAPPLP. TCAP, as the general partner of TCAPPLP, has control of the partnership and full voting rights.

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4.0 million, by March 27, 2010. As of April 3, 2011, TCAP had not met this obligation. TCAP has classified this obligation as a current liability and has offset AFCM’s non-controlling interest equally.

TCAP and the Limited Partner continue to work on a settlement and buyer for the obligation. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement. This obligation is not currently guaranteed by TC Global, Inc. and there are currently no intentions of repayment aside from those funds available in TCAP or successfully finding a third party buyer for the 25% interest.

Subsequent Events

Subsequent events are events or transactions that occur after the effective date of the balance sheet but before the consolidated financial statements are issued. The Company recognizes in the consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the consolidated financial statements. The Company’s consolidated financial statements do not recognize subsequent events that provide evidence about conditions that did not exist at the date of the exhibits but arose after that date and before consolidated financial statements are available to be issued. The Company has evaluated subsequent events through July 5, 2011, which is the date the consolidated financial statements are available to be issued.

New accounting standards

In December 2007, the FASB issued established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation by requiring that ownership transactions not resulting in deconsolidation be accounted for as equity with no gain or loss recognition in the income statement. The guidance also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, which is the date the parent ceases to have a controlling financial interest in the subsidiary. The guidance, which was effective for the Company at the beginning of the fiscal year 2010, is applied prospectively upon adoption, except for the presentation and disclosure provisions, which require retrospective application for all periods presented. The presentation provisions require that (1) the noncontrolling interest be reclassified to equity, (2) consolidated net income be adjusted to include the net income attributed to the noncontrolling interest and (3) consolidated comprehensive income be adjusted to include the comprehensive income attributed to the noncontrolling interest. The adoption of this standard has affected the presentation of noncontrolling interest on consolidated balance sheets, statement of stockholders equity (deficit), and statements of operations as noncontrolling interest is presented as a component of equity and net income (loss) is adjusted to include noncontrolling interest.

In June 2009, the FASB amended the consolidation guidance that applies to variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This Statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted this new guidance effective at the beginning of Fiscal 2011 with no impact on our consolidated financial statements.

2. Liquidity

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 3, 2011 we had cash and cash equivalents of $2.8 million, of which $540,000 was held in TCAPPLP and limited in use, and a working capital deficit of $8.3 million, which also includes TCAP’s $4.0 million obligation to AFCM; such obligation is not expected to be satisfied by funds held by TC Global, Inc. See Note 12 of “Notes to Consolidated Financial Statements”

The Company has realized some improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses. Despite improved revenues during the current quarter and reductions to staffing and other expenses, and with the exception of the Third Quarter Fiscal 2011 and Fourth Quarter Fiscal 2011, the Company continues to incur negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative trends through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company during Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012 and is evaluating a variety of alternatives, reorganization of existing operations and/or sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.

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

3. Discontinued Operations—Sale of Wholesale Segment

On March 27, 2009, we completed the sale of the assets associated with our wholesale business and supply chain (including Tully’s business names and trademarks) to GMCR, pursuant to the Asset Purchase Agreement dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008, and Amendment No. 2 thereto dated February 6, 2009, by and among TC Global, Inc., GMCR and Tully’s Bellaccino, LLC. GMCR paid a total purchase price of $40.3 million under the agreement.

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

Upon closing the Green Mountain Transaction, Tully’s received $36,800,000; he remaining $3,500,000 of the purchase price was placed in escrow and received March 29, 2009. Tully’s recognized a gain of $28,656,000 on the sale, as follows (dollars in thousands):

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

Operation of Roasting Facility

Under the terms of the GMCR Agreement, we continued to operate our roasting and distribution facility for the benefit and at the financial obligation of GMCR through November 2009, when GMCR transitioned roasting and packaging into a new facility.

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

Pricing for a specified annual volume of Products is established on a “cost plus” basis, with the “plus” premium reflecting a negotiated, commercially reasonable margin over GMCR’s cost of goods. Because GMCR’s pricing to us under the Supply Agreement is tied to its own costs, we believe that “cost plus” pricing for the Products is competitive with market prices, based on our own analysis of the commodity market for green coffee beans. If Tully’s requires a higher aggregate volume of Products in a given contract year and GMCR does not elect to continue the “cost plus” pricing for one or more Products after the specified volume is exceeded, the Products will be priced at GMCR’s best list price offered to like customers, provided that we have the option to use a secondary vendor to supply such Products.

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

The initial term of the Supply Agreement runs for five years, expiring March 27, 2014, and may be renewed thereafter for separate additional terms of one year each unless either party provides written notice of non-renewal to the other party at least 120 days in advance of the end of the initial five year term or additional term, as the case may be.

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

Noncompetition Agreements

The Company and Tom T. O’Keefe, its founder, have entered into separate noncompetition agreements with GMCR. We refer to these agreements collectively as the “Noncompetition Agreements” and individually as the “Company Noncompetition Agreement” and the “O’Keefe Noncompetition Agreement.”

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

The allowance for doubtful accounts is summarized as follows:

	Years ended
	March 28, 2010	April 3, 2011
	(dollars in thousands)
Balance, beginning of the year	$578	$704
Additions charged to costs and expenses	316	344
Write-offs and other deductions	(190)	(54)

Balance, end of the year	$704	$994

In Fiscal 2010 we recorded a $764,000 income tax benefit reflecting the five year Alternative Minimum Tax, or AMT, carryback changes enacted as part of the stimulus package for our fiscal years beginning Fiscal 2005. As a result of this benefit the company recorded a $931,000 income tax receivable. During Fiscal 2011, $588,000 of this amount was collected; the remainder was outstanding as of April 3, 2011, but was collected subsequent to that date.

5. Inventories

Inventories consist of the following:

	March 28, 2010	April 3, 2011
	(dollars in thousands)
Roasted coffee	$320	$94
Other goods held for sale	457	249
Packaging and other supplies	604	285

Total	$1,381	$628

In May 2010 we entered into a three year, renewable distribution agreement with DPI Specialty Foods (“DPI”), under which DPI will warehouse and distribute merchandise and supplies for domestic Company-operated, licensed and franchised retail stores. Under the terms of the agreement, DPI bears all inventory risk, though we may be obligated to repurchase any unsold inventory held by the distributor at the end of the term; however, such purchase commitments or obligations are not expected to be material or result in any loss to the Company at this time. This distribution agreement has allowed us to significantly decrease our investment in inventory and all related holding costs.

6. Related Party Receivable and Other Assets

Other assets consist of the following:

	March 28, 2010	April 3, 2011
	(dollars in thousands)
Long-term receivable from Limited Partner in TCAP Joint Venture	1,000	1,000
Security deposits and other assets	$263	$299

In December 2008, TCAP granted AFCM a $1.0 million loan to be repaid through future distributions of TCAPPLP. See Notes 12 and 15 of these “Notes to Consolidated Financial Statements”.

7. Property and equipment

Property and equipment consist of the following:

	March 28, 2010	April 3, 2011
	(dollars in thousands)
Machinery and equipment	$8,020	$8,147
Leasehold improvements	11,814	11,654
Furniture and fixtures	2,886	3,074
Software	281	293

Gross Property and equipment	23,001	23,168
Less: Accumulated depreciation and amortization	(20,817)	(20,961)

Net Property and equipment	$2,184	$2,207

8. Goodwill

As of both March 28, 2010 and April 3, 2011 goodwill was $45,000, and other intangible assets were $77,000 and $71,000, respectively. Under FASB ASC 350, goodwill is to be periodically reevaluated and the carrying amount for goodwill is required to be reduced if impairment is identified. Tully’s has determined that this analysis will be performed annually during the fourth quarter of each fiscal year. The analysis was performed using a discounted cash flow approach with the reporting unit at the retail store level. An impairment charge of $287,000 was recorded in Fiscal 2010, which was calculated using level 3 inputs, as defined under ASC 820, Fair Value Measurements. No such impairment occurred for either Fiscal 2009 or Fiscal 2011.

9. Impairment of long-lived assets

Tully’s recognized non-cash impairment losses of $82,000 and $135,000 in the fourth quarters of Fiscal 2010 and Fiscal 2011, respectively, in accordance with the provisions of FASB ASC 360. This relates to impairment of leasehold improvements and equipment. The impairment analysis was performed first testing for recoverability, then measuring for impairment, consistent with the provisions of ASC 360. The impairment charges were calculated using a discounted cash flow approach which is considered level 3 inputs as defined under ASC 820. These reviews were performed in connection with the development and implementation of our annual business plans.

10. Income taxes

Our benefit primarily relates to California Empowerment Zone credits that were claimed on the March 28, 2010 tax return.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities are as follows:

	March 28, 2010	April 3, 2011
Deferred tax assets
Net operating loss carryforwards	$10,421	$11,820
Stock options	111	41
Deferred revenue	836	886
Property and equipment	2,240	2,338
Store closures and lease termination costs	4	—
Deferred lease costs	88	127
Tax credit	48	50
Allowance for doubtful accounts	249	349
Accrued vacation and other liabilities	175	135
Investment in joint venture	2,291	2,303
Other	38	67

Total deferred tax assets	$16,501	$18,116

Deferred tax liabilities
Prepaid expenses and other	(269)	(149)
Less: Valuation allowance	$(16,232)	$(17,967)

Net deferred tax asset	—	—

At April 3, 2011, we had federal and state net operating loss carryforwards of approximately $34.2 million and $12.5 million, respectively. The federal net operating loss carryforwards expire between 2027 and 2031 and the state net operating losses expire between 2012 and 2032.

Our ability to use our net operating losses to offset future income could be subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended. These restrictions limit future use of net operating losses and credit carryforwards if certain stock ownership changes occur.

The provision for income taxes is summarized as follows (dollars in thousands):

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011
Current taxes
Federal	$493	$(754)	$—
State	395	(4)	21

Total current	888	(758)	21

Deferred taxes	—	—	—

Income tax expense	$888	$(758)	$21

A reconciliation of the statutory federal income tax rate to Tully’s effective tax rate is as follows:

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011
Tax expense (benefit)
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	1.5%	1.3%	(0.6%)
Rate change	0.5%	(0.1%)	(1.1%)
Stock compensation	6.7%	(0.2%)	(1.8%)
Other	7.9%	4.3%	1.4%
Valuation allowance	(46.9%)	(26.5%)	(32.2%)

Effective income tax rate	3.7%	12.8%	(0.3%)

As of March 28, 2010 and April 3, 2011, the Company had no unrecognized tax benefits or associated interest and penalties. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company is subject to federal and state income taxes. The Company is no longer subject to federal or state income tax examinations before Fiscal 2008 and Fiscal 2007, respectively. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss balance.

The Company is not currently under Internal Revenue Service (“IRS”) examination, but is currently being examined by the State of Washington, the State of California and the State of Arizona for compliance with sales, use and excise tax laws in those jurisdictions.

11. Accrued liabilities

Accrued liabilities consist of the following:

	March 28, 2010	April 3, 2011
	(dollars in thousands)
Employee wages and taxes	$1,073	$929
Professional fees and services	390	8
Accrued real estate and property taxes	188	87
Federal and state taxes payable	240	690
Other	170	169

Total	$2,061	$1,883

12. Credit lines and long term debt

Benaroya Credit Facility

On March 27, 2009, outstanding indebtedness under a Benaroya credit facility of $9.6 million was repaid in full satisfaction of outstanding principal and accrued interest. Concurrent with the repayment of the Benaroya credit facility, guaranty agreements between Tully’s and the guarantors were terminated and Benaroya Capital and the guarantors released their conditional security interest in Tully’s assets.

Northrim Credit Facility

On June 22, 2005, Tully’s entered into a credit facility with Northrim Funding (the “Northrim Facility”). Under this credit facility, Tully’s was allowed to borrow up to $6.5 million, subject to the amount of eligible accounts receivable and inventories. Borrowings under this facility accrued interest at the prime rate plus 7.0% with a floor of 12.0% and a ceiling of 14.0% and were secured by our inventories and through the assignment (with recourse) of our accounts receivable.

On March 27, 2009, outstanding indebtedness under the Northrim Facility of $5.8 million was repaid in full satisfaction of outstanding principal and accrued interest. Concurrent with the repayment of the Northrim Facility, Northrim Funding released its conditional security interest in Tully’s assets.

The Company currently has an available credit facility with Northrim Bank which allows the Company to borrow up to $1.5 million, subject to the amount of eligible accounts receivable. As of April 3, 2011, there were no outstanding borrowings under this facility.

UCC Settlement Promissory Note

In January 2008, as consideration for the settlement of a lawsuit related to a license agreement with UCC Ueshima Coffee Company, Ltd. (“UCC”), Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of the Company, to UCC. On March 27, 2009, the promissory note with UCC was repaid in full. Concurrent with the repayment of the promissory note, UCC released its conditional security interest in Tully’s assets.

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

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in Tully’s Coffee Asia, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4.0 million, by March 27, 2010. As of April 3, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, TCAP could face adverse economic.

Other Obligations

Other obligations under credit lines and long-term debt consist of the following:

	March 28, 2010	April 3, 2011
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $6,000 - $12,000 including interest of 2.9%, through June 2011 collateralized by unearned or return insurance premiums, accrued dividends and loss payments	157	54
Note payable due to Limited Partner in TCAPPLP	4,000	4,000

	4,157	4,054
Less: Current portion	(4,157)	(4,054)

Long-term debt, net of current portion	$—	$—

We had a credit facility with Northrim available to us at April 3, 2011, but had no borrowings outstanding under the facility at that date.

13. International licenses and deferred revenue

Deferred licensing revenue recognized under international and domestic license agreements and store value cards is summarized as follows (dollars in thousands):

	March 28, 2010	April 3, 2011
Deferred licensing revenue:
Additions to deferred licensing revenue in the period	$426	$255
Less: Deferred licensing revenue recognized in net sales	(40)	(73)

Net increase in deferred licensing revenue for the period	386	182
Deferred license revenue
Beginning of period	488	874

End of period	874	1,056
Less: Non-current portion	(715)	(831)

Current portion of deferred licensing revenue	159	225
Deferred revenue from stored value cards	4,112	4,315

Current portion deferred revenue	$4,271	$4,540

14. Investment in Joint Venture

On January 7, 2008, TCAP, a wholly owned subsidiary of Tully’s, and AFCM, a Singapore company, entered into a limited partnership agreement that established a new joint venture called Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”). The joint venture seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand (the “Licensed Territories”) through franchising and licensing activities, retail store operations, coffee roasting, wholesale distribution and other business activities. Tully’s partner in this venture, AFCM, is managed by the founder and former chief executive officer of TCJ.

In connection with the formation of TCAPPLP, TCAP assigned its rights (under an October 12, 2007 exclusive license agreement between Tully’s and TCAP) to use Tully’s business names, trademarks and intellectual property rights in the Licensed Territories to TCAPPLP. AFCM agreed to contribute $6.0 million to the venture, of which $2.5 million was paid to TCAPPLP on January 7, 2008, $500,000 paid on January 31, 2008, and the $3.0 million balance was paid on March 31, 2008. Of the capital contributed by AFCM, $3.0 million was distributed by TCAPPLP to TCAP, and the remaining $3.0 million is for use by TCAPPLP for development of its business. The $3.0 million capital distribution from TCAPPLP to TCAP includes (1) $500,000 cash distributed to Tully’s on January 8, 2008, (2) $2.0 million paid to UCC on January 8, 2008, and (3) $500,000 paid to TCAP on January 31, 2008. Each of the partners, TCAP (general partner) and AFCM (limited partner), owns 50% of the partnership interests of TCAPPLP. Under its license agreement with Tully’s, TCAPPLP is obligated to pay Tully’s a royalty equal to one percent of the applicable revenue base from operations in the Licensed Territories, commencing on April 1, 2008. Revenues associated with TCAP will be reported under our Specialty segment.

On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US$4.0 million, by March 27, 2010. As of April 3, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could face adverse economic consequences.

15. Related-party transactions

In February 2006, an affiliate of Northrim acquired a 24% ownership interest in Pacific Wealth Advisors, LLC (“PWA”), a newly formed company which is the successor by merger to Pacific Portfolio Consulting (“Pacific Portfolio”). PWA is a wealth management and investment advisory services holding company. A former director of the Company is the president of PWA and Pacific Portfolio and has an ownership interest of more than 10% in PWA. During Fiscal 2009, Tully’s paid approximately $594,000 to Northrim for interest on the amounts borrowed. All outstanding debt to Northrim was fully repaid on March 27, 2009. Also, Pacific Portfolio provided investment advisory consulting services for the Tully’s employee 401(k) savings plan (see Note 20) and received fees of approximately $6,300 for this service in Fiscal 2009, $5,059 for this service in Fiscal 2010 and $0 for this service in Fiscal 2011.

On December 31, 2008 as subsequently amended by Amendment No. 1 dated March 6, 2009, and amendment No. 2 on March 17, 2009, TCAPPLP issued a convertible promissory note to AFCM in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that TCAPPLP has made distributions to AFCM in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection, Tully’s has granted AFCM a preferential right to receive from TCAPPLP, prior to any future distribution to Tully’s, cash distributions equal to US$500,000 out of TCAPPLP profits available for distribution, and that, after receipt by AFCM of the full preference amount all subsequent cash distributions of profits shall be shared equally between TCAP and AFCM. Any subsequent cash distributions to AFCM would first be applied to retire the LP Loan.

16. Store closure and lease termination costs

We periodically close stores that do not meet our performance criteria and stores for which extension of the lease term is not practicable. In Fiscal 2009 we closed thirteen locations at a cost of approximately $282,000, of which five were sold and franchised in Southern California. During Fiscal 2010 we did not incur any store closure expenses in relation to our closure of three stores, and in Fiscal 2011 we incurred $69,000 for the closure of ten stores.

17. Commitments and contingencies

Lease commitments

We lease all of our retail and office space under operating leases, which expire through 2021. The leases provide for minimum annual payments, and (in certain cases) contingent rentals based upon gross sales, escalation clauses and/or options to renew. Rental expense is recorded on a straight-line basis over the respective terms of the leases. Total rental expense under these operating leases was approximately $4.9 million, $4.4 million and $4.2 million for Fiscal 2009, Fiscal 2010, and Fiscal 2011, respectively. Of total rental expense, contingent rental expense was approximately $309,000, $335,000, and $241,000 in Fiscal 2009, Fiscal 2010, and Fiscal 2011, respectively, and is recognized as incurred.

In connection with certain leases, lessors have granted tenant improvement allowances to Tully’s. These amounts, included in liabilities under the caption “Deferred lease costs,” are amortized into income on a straight-line basis over the life of the related lease. Also recorded in deferred lease costs is the “stepped rent” excess of rental expense computed on a straight-line basis over the actual rental payments required by the terms of our leases.

Minimum future rental payments under noncancellable operating leases as of April 3, 2011 are summarized as follows:

Fiscal year
(dollars in thousands)
2012	3,275
2013	2,733
2014	2,094
2015	1,536
2016	873
Thereafter	1,601

Total	$12,112

We have subleased some of our leased premises to third parties under subleases with varying terms through 2012. Remaining expected future sublease receipts under such sub-lease agreements are $26,000 in Fiscal 2012.

Employment Agreements and Compensatory Arrangements

Pursuant to the employment letters for members of Tully’s senior management team, Tully’s has agreed to pay severance compensation to certain executives in the event their employment by Tully’s is terminated for reasons other than certain excluded circumstances. The amount of severance to be paid would depend upon the rate of salary at the time of termination and other factors. As of April 3, 2011, the aggregate contingent obligation for severance to these individuals was approximately $125,000.

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

On January 7, 2008, Tully’s and UCC entered into a settlement agreement to settle a lawsuit, see Note 13. Under the settlement agreement, the parties agreed to a mutual release of claims and to the dismissal of the lawsuit with prejudice. UCC also assigned all of its rights and interests under the 2001 license agreement to Tully’s. The settlement agreement was finalized and became effective on January 7, 2008. In consideration for the settlement, Tully’s agreed to pay $6.0 million to UCC, consisting of $2.0 million paid to UCC on January 8, 2008, and a $4.0 million promissory note issued by TCAP, a wholly owned subsidiary of Tully’s, to UCC. The promissory note was paid in full on March 27, 2009.

In December 2007, a lawsuit was filed against Tully’s in California state court by a former store employee alleging that Tully’s failed to provide meal and rest periods for its employees. The plaintiff sought class action certification on behalf of all hourly employees in Tully’s California stores. Similar lawsuits alleging missed meal and rest periods have been filed in California against many other companies. We believe that Tully’s complied with all laws that require providing meal and rest periods for its employees, but agreed to settle this lawsuit through binding arbitration. This matter was settled in September 2010 in the amount of $375,000, all of which was disbursed to the class.

On May 17, 2011, a lawsuit was filed against the Company in California state court by JH Development, LLC, a franchise area developer, alleging that (i) at the time the Company entered into agreements with the plaintiff, the Company concealed its financial strength and the fact that it was contemplating a sale of its wholesale division and rights to the “Tully’s” trademark; (ii) the Company breached the franchise agreements with the plaintiff; (iii) the Company made false promises to the plaintiff; and (iv) the Company violated certain provisions of the California Corporations Code governing the sale of franchises. The plaintiff is seeking damages, rescission, and attorneys’ fees and costs. We are investigating the claims, have retained California counsel, have removed the case to federal court in the Central District of California, and intend to vigorously defend this litigation, but cannot predict the outcome or financial impact to the Company at this time. We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

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

Founder’s Stock Option Plan

In addition to options granted under the 1994 Plan, our founder and former chairman has granted options to purchase shares of his stock to employees and third parties (the “Founder’s Plan”). No options have been granted by the founder under the Founder’s Plan since Fiscal 2002. These options have vesting periods ranging from immediate vesting to five year vesting and have a twenty-five year life. In October 2005, the founder contributed his holdings of Tully’s common stock to TTOK, LLC, a limited liability company owned by the founder, and the Founder’s Plan stock option obligations were assigned to TTOK, LLC. The exercise of options granted under the Founder’s Plan results in a transfer of shares to the exercising optionee from the shares owned by TTOK, LLC, and does not affect the total outstanding shares of stock or provide cash proceeds to Tully’s.

Other Equity Instruments

Tully’s has issued warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of April 3, 2011 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Prices
Issued with Series A Preferred Stock investment units	783	783	$0.08
Issued to guarantors of debt	93,191	93,191	$2.64

Totals	93,974	93,974

Stock Options

We issue new shares of common stock upon the exercise of stock options granted under the 1994 Plan, 2004 and 2010 Stock Option Plan. During Fiscal 2011, 97,353 options were issued from the 2004 Stock Option Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Years ended
	March 29, 2009	March 28, 2010	April 3, 2011
Weighted average risk free interest rate	1.91%	0.53%	1.72%
Expected dividend yield	0%	0%	0%
Expected lives	3 years	3 years	5 years
Weighted average expected volatility	80%	191%	113%
Weighted average fair value at date of grant	$5.93	$1.27	$1.64

Expected Forfeitures.

We primarily use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest. For Fiscal 2011 we estimated our pre-vesting option forfeiture rate at 18%.

Stock-based Compensation Under ASC 718

Stock-based compensation expense related to stock-based awards under FASB ASC 718 for Fiscal 2009, Fiscal 2010 and Fiscal 2011 totaled $201,000, $128,000 and $77,000, respectively, which is included in “Marketing, general and administrative costs” in our Consolidated Statements of Operations.

As of April 3, 2011, we had approximately $165,000 of total unrecognized compensation cost related to the 166,353 non-vested stock-based awards granted under all equity compensation plans. We expect to recognize this cost over a period of approximately three years.

Stock Award Activity

As of April 3, 2011 options for 316,488 shares were outstanding under all stock options plans, of which 289,319 were fully vested.

The following table summarizes activity under our stock option plans:

Exercise price per share	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 30, 2008	659,724	$5.64
Granted	6,500	$11.28
Exercised	(655)	$.08
Forfeited	(116,594)	$8.11

Outstanding at March 29, 2009	548,975	$5.29
Granted	6,500	$11.28
Exercised	(189,805)	$.08
Forfeited	(39,274)	$10.15

Exercise price per share	Number of Shares	Weighted- average exercise price per share	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at March 28, 2010	326,396	$7.81
Granted	97,353	$1.64
Exercised	(62)	$.08
Forfeited	(107,199)	$10.46

Outstanding at April 3, 2011	316,488	$5.02

Exercisable or convertible at the end of the period	289,319	$4.37	8.6 years	$20,000

The aggregate intrinsic value of options outstanding at April 3, 2011 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 86,369 exercisable options that had exercise prices that were lower than the $0.31 fair market value, as determined by our Board of Directors, of our common stock at April 3, 2011.

The total intrinsic value of options exercised during Fiscal 2009, Fiscal 2010 and Fiscal 2011 using the April 3, 2011 $0.31 fair market value was <$1,000, $44,000, and <$1,000 respectively.

19. Stockholders’ equity

Shareholder Distribution

On May 5, 2009, our Board of Directors declared a special cash distribution of:

•	$1.03 per share of Common Stock calculated on a post-split basis;

•	$0.14560 per share of Series A Preferred Stock (calculated on an unconverted basis); and

•	$0.12875 per share of Series B Preferred Stock (calculated on an unconverted basis).

Calculated on an “as-converted to common stock” basis, all classes of our outstanding stock (including our preferred stock) received $1.03 per share.

The special distribution totaled $6.0 million and was paid on May 20, 2009, to shareholders of record on the close of business on April 30, 2009. We have recorded the shareholder distribution as a reduction to additional paid-in capital.

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

The Wholesale Segment is included in discontinued operations and is therefore not included in the table below.

The tables below present information by operating segment:

	Years Ended
	March 29, 2009	March 28, 2010	April 3, 2011
	(dollars in thousands)
Net sales
Retail division (1)	$38,615	$35,426	$36,297
Specialty division	430	4,144	1,971

Net sales	$39,045	$39,570	$38,268

Earnings before interest, taxes, depreciation and amortization
Retail division(2)	$2,055	$2,686	$3,112
Specialty division	(714)	(1,101)	(605)
Corporate and other expenses	(7,742)	(6,422)	(6,834)

Earnings before interest, taxes, depreciation and amortization	(6,401)	(4,837)	(4,327)
Depreciation and amortization	(1,705)	(1,191)	(915)
Income taxes	11,474	764	(21)
Non-controlling interest	214	188	151
Interest income, interest expense, and loan guarantee fees	(3,268)	(115)	(102)

Net income (loss) attributable to TC Global, Inc.	$314	$(5,191)	$(5,214)

Depreciation and amortization
Retail division	$1,377	$971	$766
Specialty division	1	10	13
Corporate and other expenses	327	210	136

Total depreciation and amortization	$1,705	$1,191	$915

(1)	Each fiscal year included 52 weeks, except for Fiscal 2011, which had 53 weeks. We estimate that the 53rd week accounted for $675,000 in net sales in Fiscal 2011.
(2)	The Retail division operating results include adjustments for impairment of long-lived assets of $237,000, $161,000 and $135,000 for Fiscal 2009, Fiscal 2010 and Fiscal 2011, respectively. It also includes amounts required to close stores and terminate store leases totaling $282,000 in Fiscal 2009, $0 in Fiscal 2010 and $69,000 in Fiscal 2011.

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

Tully’s has granted options and issued warrants to purchase common stock, and issued preferred stock and debt convertible into common stock (collectively, the “common share equivalent instruments”). Under some circumstances, the common share equivalent instruments may have a dilutive effect on the calculation of earnings or loss per share. All of the common share equivalent instruments were excluded from the computation of diluted loss per share for Fiscal 2010 and Fiscal 2011 because the effect of these instruments on the calculation would have been antidilutive.

The computations of earnings (loss) per share, and of the weighted average shares used for basic earnings (loss) per share and diluted earnings (loss) per share are summarized as follows:

	Years Ended
	March 29, 2009	March 28, 2010	April 3, 2011
	(dollars and shares in thousands, except per share data)
Computation of basic earnings (loss) per share
Income (loss) from continuing operations attributable to TC Global, Inc.	$314	$(5,191)	$(5,214)
Income from discontinued operations	$22,541	$—	$—

Net income (loss) for basic earnings (loss) per share attributable to TC Global, Inc.	$22,855	$(5,191)	$(5,214)

Weighted average shares used in computing basic earnings (loss) per share	3,265	3,537	3,564
Basic earnings (loss) per share from continuing operations	$0.10	$(1.47)	$(1.46)
Basic earnings (loss) per share from discontinued operations	$6.90	$—	$—
Basic earnings (loss) per share attributable to TC Global, Inc.	$7.00	$(1.47)	$(1.46)
Computation of diluted earnings (loss) per share
Income (loss) from continuing operations attributable to TC Global, Inc.	$314	$(5,191)	$(5,214)
Income from discontinued operations	$22,541	$—	$—

Net income (loss) for diluted earnings (loss) per share attributable to TC Global, Inc.	$22,855	$(5,191)	$(5,214)

Weighted average shares used in computing diluted earnings (loss) per share	6,478	3,537	3,564
Diluted earnings (loss) per share from continuing operations attributable to TC Global, Inc.	$0.05	$(1.47)	$(1.46)
Diluted earnings (loss) per share from discontinued operations	$3.48	$—	$—
Diluted earnings (loss) per share attributable to TC Global, Inc.	$3.53	$(1.47)	$(1.46)
Weighted average shares used in computing earnings (loss) per share
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	3,265	3,537	3,564
Common share equivalent instruments for computing diluted earnings (loss) per share
Dilutive effect of Series A Convertible Preferred stock	1,808	—	—
Dilutive effect of Series B Convertible Preferred stock	448	—	—
Dilutive effect of stock options (treasury stock method)	75	—	—
Dilutive effect of warrants (treasury stock method)	882	—	—

Total common share equivalent instruments for computing diluted earnings (loss) per share	—	—	—

Weighted average shares used in computing diluted earnings (loss) per share	6,478	3,537	3,564

23. Subsequent Events

On May 17, 2011, a lawsuit was filed against the Company in California state court by JH Development, LLC, a franchise area developer, alleging that (i) at the time the Company entered into agreements with the plaintiff, the Company concealed its financial strength and the fact that it was contemplating a sale of its wholesale division and rights to the “Tully’s” trademark; (ii) the Company breached the franchise agreements with the plaintiff; (iii) the Company made false promises to the plaintiff; and (iv) the Company violated certain provisions of the California Corporations Code governing the sale of franchises. The plaintiff is seeking damages, rescission, and attorneys’ fees and costs. We are investigating the claims, have retained California counsel, have removed the case to federal court in the Central District of California, and intend to vigorously defend this litigation, but cannot predict the outcome or financial impact to the Company at this time.

24. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for Fiscal 2011, Fiscal 2010 and Fiscal 2009 is as follows. Our sales are moderately seasonal.

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(dollars in thousands, except per share data)
Fiscal 2011
Net sales from continuing operations (1)	$9,496	$9,200	$9,562	$10,010	$38,268
Gross profit from continuing operations	4,915	4,783	5,172	5,548	20,418
Net loss from continuing operations attributable to TC Global, Inc.	(1,628)	(1,537)	(1,000)	(1,049)	(5,214)
Basic and diluted loss per share
Net loss per basic share	$(0.46)	$(0.43)	$(0.28)	$(0.29)	$(1.46)
Net loss per diluted share	$(0.46)	$(0.43)	$(0.28)	$(0.29)	$(1.46)

Fiscal 2010
Net sales from continuing operations	$9,980	$9,782	$10,098	$9,710	$39,570
Gross profit from continuing operations	5,144	5,004	5,199	4,674	20,021
Net loss from continuing operations attributable to TC Global, Inc.	(867)	(1,231)	(1,389)	(1,704)	(5,191)
Basic and diluted loss per share
Net loss per basic share	$(0.25)	$(0.35)	$(0.39)	$(0.48)	$(1.47)
Net loss per diluted share	$(0.25)	$(0.35)	$(0.39)	$(0.48)	$(1.47)

Fiscal 2009
Net sales from continuing operations	$10,882	$10,107	$9,099	$8,957	$39,045
Gross profit from continuing operations	5,638	5,174	4,643	5,057	20,512
Net income (loss) from continuing operations attributable to TC Global, Inc.	(2,620)	(2,224)	(2,312)	7,470	314
Net income (loss) from discontinued operations	1,052	1,423	1,712	18,354	22,541
Basic and diluted income (loss) per share
Net income (loss) per basic share	$(0.48)	$(0.24)	$(0.19)	$7.91	$7.00
Net income (loss) per diluted share	$(0.64)	$(0.24)	$(0.19)	$4.60	$3.53

(1)

Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $685 in net sales in the Fourth Quarter of Fiscal 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of April 3, 2011, our disclosure controls and procedures were ineffective due to limited technical resources and lack of segregation of duties with regard to financial accounting and reporting disclosures. Management continues to assess and remediate internal controls over financial reporting as part of their reorganization and “right sizing” plan and will continue to do so during Fiscal 2012.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of April 3, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment we concluded that, as of April 3, 2011, our internal control over financial reporting was ineffective due to limited technical resources and role transitions within the Company’s accounting and finance department which also resulted in lack of segregation of duties as it relates to duties associated with the financial close and reporting controls. Management continues to assess and remediate internal controls over financial reporting as part of their reorganization and “right sizing” plan and will continue to do so during Fiscal 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the final ruling of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal year 2011 there have been changes in personnel, including the CEO and CFO, which have resulted in changes in roles and responsibilities associated with internal controls over financial reporting which has resulted in lack of segregation of duties and reduced the resources and expertise related to financial statement preparation and reporting. Management continues to assess and revise internal controls over financial reporting as part of their reorganization and “right sizing” plan. There have been no other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

There has been no change in our internal control over financial reporting during the fiscal year ended April 3, 2011, that has materially affected, or is reasonably likely to effect, our internal control over financial reporting. All filings for Fiscal 2011 have been accomplished within prescribed and acceptable time frames.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in part under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in part under the headings “Election of Directors—Director Compensation” and “Compensation Discussion and Analysis” in our proxy statement related to the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in part under the captions “Ownership of Securities” and “Equity Compensation Plans,” in each case in our proxy statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in part under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Board of Directors Meetings and Committees,” in each case in our proxy statement related to the 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained in part under the captions “Ratification of Selection of Independent Registered Public Accounting Firm—Independent Auditor’s Services and Fees” and “—Audit Committee Pre-Approval Policy” in our proxy statement related to the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements—The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of March 28, 2010 and April 3, 2011;

Consolidated Statements of Operations for the years ended March 29, 2009, March 28, 2010 and April 3, 2011;

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended March 29, 2009, March 28, 2010 and April 3, 2011;

Consolidated Statements of Cash Flows for the years ended March 29, 2009, March 28, 2010 and April 3, 2011;

Notes to Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules—All schedules have been omitted, as they are either not required or not applicable or because the information required to be presented is included in the Consolidated Financial Statements and related notes.

3.	Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K. Each management contract or compensatory plan or agreement listed on the Exhibit Index is identified by a double asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington on July 5, 2011.

TC GLOBAL, INC.

BY:	/S/ CATHERINE M. CAMPBELL
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on July 5, 2011 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/S/ CARL W. PENNINGTON, SR.	Chairman of the Board
Carl W. Pennington, Sr.

/S/ SCOTT M. PEARSON	President (principal executive officer) and Chief Executive Officer
Scott M. Pearson

/S/ SCOTT I. ANDERSON	Director
Scott I. Anderson

/S/ JOHN M. FLUKE	Director
John M. Fluke

/S/ GREGORY A. HUBERT	Director
Gregory A. Hubert

/S/ JANET L. HENDRICKSON	Director
Janet L. Hendrickson

/S/ RONALD G. NEUBAUER	Director
Ronald G. Neubauer

/S/ CATHERINE M. CAMPBELL	Chief Financial Officer (principal accounting and financial officer)
Catherine M. Campbell

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on October 26, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001 as filed with the SEC on October 19, 2001, and incorporated herein by reference)

3.1(a)	Articles of Amendment of the Restated Articles of Incorporation containing the Statement of Rights and Preferences of Series B Preferred Stock filed with the Washington Secretary of State on June 27, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2001, as filed with the Commission on October 19, 2001, and incorporated herein by reference)

3.1(b)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(c)	Articles of Correction to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on August 8, 2000 (Filed with the Registrant’s Annual Report Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(d)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.1(e)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on December 16, 2004 (Filed with the Registrant’s Current Report on Form 8-K, dated March 26, 2009, as filed with the SEC on March 27, 2009, and incorporated herein by reference)

3.1(f)	Articles of Amendment to Amended and Restated Articles of Incorporation filed with the Washington Secretary of State on June 27, 2007 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 1, 2007, as filed with the SEC on July 13, 2007, and incorporated herein by reference)

3.2	Amended and Restated Bylaws adopted on July 18, 2007 (Filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, as filed with the SEC on July 26, 2007, and incorporated herein by reference)

4.1	Description of capital stock contained in the Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.2	Description of rights of security holders contained in the Bylaws (see Exhibit 3.2)

4.2(d)	Common Stock Purchase Warrant dated April 26, 2007, issued to Benaroya Capital Company, L.L.C. (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.3	Form of Registration Rights Agreement with Series A Preferred Shareholders (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

4.4	Registration Rights Agreement, dated December 14, 2000 between Tully’s and KWM Investments LLC (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.1	Tully’s 1999 Employee Stock Purchase Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.2	Tully’s Second Amended and Restated 1994 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.3	Tully’s 2004 Stock Option Plan (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.4	Tully’s 2010 Stock Option Plan (Filed with the Registrant’s Registration Statement on Form S-8, as filed with the SEC on June 3, 2010, and incorporated herein by reference)

10.5	Form of Non-Qualified Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.6	Form of Incentive Stock Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.7	Form of Founder’s Plan Option Agreement (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(a)	Lease Agreement between Tully’s and Kent Central, LLC, as amended (Filed with the Registrant’s Annual Report on Form 10-K for the year ended April 2, 2000, as filed with the SEC on July 3, 2000, and incorporated herein by reference)

10.8(b)	First Lease Amendment between Tully’s and Kent Central, LLC, dated December 17, 1999 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(c)	Second Lease Amendment between Tully’s and Kent Central, LLC, dated June 6, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(d)	Third Lease Amendment between Tully’s and Kent Central, LLC, dated November 7, 2000 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(e)	Fourth Lease Amendment between Tully’s and Kent Central, LLC, dated February 21, 2001 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(f)	Fifth Lease Amendment between Kent Central, LLC and Tully’s, dated November 1, 2002 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(g)	Sixth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated June 26, 2003 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(h)	Seventh Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated July 23, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(i)	Eighth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(j)	Ninth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated October 7, 2004 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.8(k)	Tenth Amendment to Lease Agreement between Tully’s and Rainier Commons, LLC, dated December 16, 2005 (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.9	Tully’s Coffee Exclusive License Agreement, dated April 11, 2001 between Tully’s and UCC Ueshima Coffee Company, LTD (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

10.10	Services Agreement between Tully’s Coffee Corporation, Pinnacle Management, Inc., and Carl Pennington, Sr., regarding Mr. Pennington’s services as President of Tully’s (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2008 and incorporated herein by reference)

10.11	Tully’s Coffee Exclusive License Agreement between Tully’s Coffee Corporation and its wholly-owned subsidiary Tully’s Coffee Asia Partners, Inc. dated October 12, 2007 (Filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 11, 2008 and incorporated herein by reference)

10.12	Supply Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.13	License Agreement between Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.14	Non-Competition Agreement Green Mountain Coffee Roasters, Inc. and Tully’s Coffee Corporation dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 29, 2009, as filed with the SEC on June 29, 2009, and incorporated herein by reference)

10.16	Promissory Note made by Tully’s Coffee Asia Pacific, Inc. dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(a)	Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated December 30, 2008 (Filed with the Registrant’s Current Report on Form 8-K, dated December 31, 2008, as filed with the SEC on January 7, 2009, and incorporated herein by reference)

10.17(b)	Amendment No. 1 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP dated March 6, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 4, 2009, as filed with the SEC on March 11, 2009, and incorporated herein by reference)

10.17(c)	Amendment No. 2 to Convertible Promissory Note made by Tully’s Coffee Asia Pacific Partners, LP (Filed with the Registrant’s Current Report on Form 8-K, dated March 17, 2009, as filed with the SEC on March 20, 2009, and incorporated herein by reference)

10.18	Partnership Resolution, Tully’s Coffee Asia Pacific Partners, LP, dated March 27, 2009 (Filed with the Registrant’s Current Report on Form 8-K, dated March 27, 2009, as filed with the SEC on April 7, 2009, and incorporated herein by reference)

10.19*	Employment Agreement between TC Global, Inc. and Scott M. Pearson, regarding Mr. Pearson’s employment as President and Chief Executive Officer of TC Global, Inc.**

14.1	Tully’s Coffee Corporation Code of Business Conduct (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 28, 2004, as filed with the SEC on June 28, 2004, and incorporated herein by reference)

21.1	Subsidiaries of the Company (Filed with the Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008, as filed with the SEC on September 18, 2008, and incorporated herein by reference)

23.1*	Consent of Registered Independent Public Accounting Firm

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith