Form 10-Q
period 2011-07-03
TC Global, Inc.
filed 2011-08-17
CIK 944136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________
FORM 10-Q
 __________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 3, 2011
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              to
Commission file number: 001-33646
__________________________
TC GLOBAL, INC.
(Exact Name of Registrant as Specified in its Charter)
 __________________________

Washington	91-1557436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3100 Airport Way South, Seattle, Washington 98134
(Address of principal executive offices)
(206) 233-2070
(Registrant’s telephone number, including area code)
 __________________________
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,565,664
(Title of Each Class)	Number of Shares Outstanding at August 10, 2011

TC GLOBAL, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 3, 2011

****
We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52- or 53-week annual period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2012	April 1, 2012 (52 weeks)
Fiscal 2011	April 3, 2011 (53 weeks)

Interim fiscal period
First Quarter Fiscal 2012	13-week period ended July 3, 2011
First Quarter Fiscal 2011	13-week period ended June 27, 2010

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

The following factors, among others, could cause our future results to differ materially from historical results or those anticipated:

•	our ability to successfully execute on our Fiscal 2012 operating plan;

•	the performance of existing and new stores, including our ability to achieve comparable store sales growth, increase the average unit volume of new stores, and increase operating margins;

•	the success of our domestic and international franchisees;

•	our ability to raise additional capital or to consummate a strategic transaction to fund our business; and

•	our ability to compete successfully against current or future competitors.

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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
TC GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2011	July 3, 2011
	(audited)	(unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$2,809	$2,697
Accounts receivable, net of allowance for doubtful accounts of $994 and $1,031 at April 3, 2011 and July 3, 2011, respectively	1,213	999
Inventories	628	617
Prepaid expenses and other current assets	272	321
Total current assets	4,922	4,634
Property and equipment, net	2,207	2,276
Related party receivable, net of current portion	1,000	1,000
Goodwill and other assets	344	360
Total assets	$8,473	$8,270
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,542	$2,666
Accrued liabilities	1,883	1,655
Current portion of long-term debt	54	81
Deferred revenue	4,540	4,758
Current portion of deferred gain on sale of wholesale segment	169	169
Obligation to minority shareholder in TCAPPLP	4,000	4,000
Total current liabilities	13,188	13,329
Deferred lease costs	362	362
Deferred revenue, net of current portion	831	819
Deferred gain on sale of wholesale segment, net of current portion	2,020	1,978
Total liabilities	16,401	16,488
Commitments and contingencies (Note 4)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at April 3, 2011 and July 3, 2011, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 and 3,565,664 shares issued and outstanding at April 3, 2011 and July 3, 2011, respectively; stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 issued and outstanding at April 3, 2011 and July 3, 2011, respectively; stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,166	24,190
Accumulated other comprehensive loss	(93)	(112)
Accumulated deficit	(89,585)	(89,854)
Total stockholders’ deficit attributable to TC Global, Inc.	(9,375)	(9,639)
Non-controlling interest	1,447	1,421
Total stockholders’ deficit	(7,928)	(8,218)
Total liabilities and stockholders’ deficit	$8,473	$8,270
The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,858	$9,109
Specialty sales of products	499	293
Total sales of products	9,357	9,402
Licenses, royalties, and fees	129	105
Recognition of deferred licensing revenue	10	52
Net sales	9,496	9,559
Cost of goods sold and operating expenses
Retail cost of goods sold	3,240	3,410
Retail occupancy expenses	1,047	1,054
Total retail cost of goods sold and related occupancy expenses	4,287	4,464
Specialty cost of goods sold	294	36
Cost of goods sold and related occupancy expenses	4,581	4,500
Store operating expenses	3,894	3,905
Other operating expenses	584	373
Marketing, general and administrative costs	1,852	1,045
Depreciation and amortization	237	184
Store closure and lease termination costs	8	—
Total cost of goods sold and operating expenses	11,156	10,007
Operating loss	(1,660)	(448)
Other income (expense)	6	64
Loss before income taxes	(1,654)	(384)
Income tax benefit (expense)	(26)	89
Net loss	$(1,680)	$(295)
Non-controlling interest	$52	$26
Net loss attributable to TC Global, Inc.	$(1,628)	$(269)
Loss per share - basic and diluted	$(0.46)	$(0.08)
Weighted average shares used in computing basic and diluted loss per share	3,563	3,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,680)	$(295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	237	184
Store closure and lease termination costs	8	—
Stock compensation expense	21	24
Provision for doubtful accounts	(66)	37
Gain on sale of fixed assets	(15)	(94)
Recognition of deferred gain on sale of wholesale segment	(42)	(42)
Recognition of deferred license revenues	(29)	(33)
Changes in assets and liabilities:
Accounts receivable	(633)	176
Inventories	539	11
Prepaid expenses and other assets	37	86
Accounts payable	217	124
Accrued liabilities	226	(228)
Deferred revenue	(129)	239
Deferred lease costs	45	—
Net cash provided by (used in) operating activities	(1,264)	189
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash (Escrow Receivable)	3,500	—
Purchases of property and equipment	(708)	(234)
Proceeds from sale of property and equipment	18	76
Net cash provided by (used in) investing activities	2,810	(158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(104)	(124)
Foreign currency translation adjustment	1	(19)
Net cash used in financing activities	(103)	(143)
Net increase (decrease) in cash and cash equivalents	1,443	(112)
Cash and cash equivalents at beginning of period	3,558	2,809
Cash and cash equivalents at end of period	$5,001	$2,697
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$1
Non-cash investing and financing activities:
Insurance premiums financed through note payable	$253	$151

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
The accompanying condensed consolidated financial statements are unaudited; however, they include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the thirteen week period ended June 27, 2010 (“First Quarter Fiscal 2011”) and the thirteen week period ended July 3, 2011 (“First Quarter Fiscal 2012”) are not necessarily indicative of future financial results.
Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended April 3, 2011, filed with the SEC on July 6, 2011 (the “Fiscal 2011 Form 10-K”). As discussed in Note 2 to the condensed consolidated financial statements, circumstances exist that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements as of and for the periods ended July 3, 2011 and June 27, 2010 and the consolidated financial statements as of April 3, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
All amounts in the preceding financial statements and in the following notes to the condensed consolidated financial statements are assumed to be denominated in US dollars, unless otherwise indicated.
Recent Developments
During the First Quarter Fiscal 2012, the Company opened one new Company-operated store. During this period, the Company’s franchise and license partners added two new locations and closed one existing locations. During First Quarter Fiscal 2012, the Company’s licensees in Asia closed one store in South Korea.
Recent Accounting Pronouncements
In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.
In May 2011, the FASB issued guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.
Cash and Cash Equivalents
Cash equivalents in excess of current operating requirements are invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.
Escrow and Related Party Receivable
In connection with the closing of the sale of the assets associated with Tully’s business names, trademarks, and wholesale business to Green Mountain Coffee Roasters, Inc. (“GMCR”), a Delaware Corporation, pursuant to the terms of an Asset Purchase

Agreement (“Green Mountain transaction”), dated September 15, 2008, as amended by Amendment No. 1 thereto dated November 12, 2008 and Amendment No. 2 thereto dated February 6, 2009 by and among the TC Global, Inc., GMCR and Tully’s Bellaccino, LLC (the “GMCR Agreement”), $3.5 million of the purchase price was placed in escrow for one year to satisfy Tully’s post-closing indemnification obligations to GMCR . The full amount of this escrow was released to Tully’s on March 29, 2010.

2. Liquidity
As of July 3, 2011 we had cash and cash equivalents of $2.7 million, of which $456,000 was held in our Asian joint venture, Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”) and limited in use, and a working capital deficit of $8.7 million, which includes a $4.0 million obligation of Tully’s Coffee Asia Pacific, Inc. (“TCAP”), our wholly-owned subsidiary, to Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in TCAPPLP; such obligation is not expected to be satisfied by funds held by TC Global, Inc.
The Company has realized improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses, including such reductions during First Quarter Fiscal 2012. With the exception of the third and fourth quarters of Fiscal 2011 and First Quarter Fiscal 2012, the Company has consistently incurred negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative events through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company during Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012 and is evaluating a variety of alternatives, including the reorganization of existing operations and/or the sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.
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

3. Credit lines and long term debt
Northrim Credit Facility
Currently, Tully’s has an available credit facility with Northrim Bank which allows the Company to borrow up to $1.5 million, subject to the amount of eligible accounts receivable. As of July 3, 2011, there were no outstanding borrowings under this facility.
Tully’s Coffee Asia Pacific – Limited Partnership Loan
On December 31, 2008, pursuant to the Limited Partnership Agreement dated December 21, 2007 between TCAP and AFCM, TCAP issued a promissory note in the principal amount of $1,120,000 (the “GP Loan”) to TCAPPLP. The GP Loan accrues interest at an annualized rate of 15%.
Also on December 31, 2008, as subsequently amended by Amendment No. 1 dated March 6, 2009, and Amendment No. 2 dated March 17, 2009, TCAPPLP issued a convertible promissory note to AFCM in the principal amount of $1,120,000 (the “LP Loan”). The LP Loan bears interest of an annualized rate of 0.44%. The LP Loan is due and payable five business days after the date that TCAPPLP has made distributions to AFCM in an amount equal to all principal and accrued interest on the LP Loan or in the event the partners clear certain security interests in partnership obligations. In connection with this loan, Tully’s has granted AFCM a preferential right to receive from TCAPPLP, prior to any future distribution to TCAP, cash distributions equal to $500,000 out of TCAPPLP’s profits available for distribution, and that, after receipt by AFCM of the full preference amount, all subsequent cash distributions of profits shall be shared equally between TCAP and AFCM. Any subsequent cash distributions to AFCM would first be applied to retire the LP Loan.

Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation
On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of $4.0 million, by March 27, 2010. As of July 3, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.
Other obligations under credit lines and long-term debt consist of the following:

	April 3, 2011	July 3, 2011
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000 - $43,000, including interest at 4.31%, through September 2011, and collateralized by unearned or return insurance premiums, accrued dividends and loss payments	$54	$81
Note payable due to Limited Partner in TCAPPLP	4,000	4,000
	4,054	4,081
Less: Current portion	(4,054)	(4,081)
Long-term debt, net of current portion	—	—

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
Minimum future rental payments under non-cancellable operating leases as of July 3, 2011 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2012	3,325
2013	2,768
2014	2,116
2015	1,559
2016	897
2017	499
Thereafter	1,139
Total	$12,303
The Company has subleased some of its leased premises to third parties under agreements with varying terms through 2013. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2012	$27
2013	15
Total	$42

Contingencies
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
Tully’s Coffee Asia Pacific – Limited Partnership Interest
On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4.0 million by March 27, 2010. As of July 3, 2010, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, the Company could face adverse economic consequences surrounding its wholly owned subsidiary TCAP.

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
Other Equity Instruments
The Company has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of July 3, 2011 are summarized as follows:

	Outstanding warrants	Number exercisable	Exercise Price
Issued to guarantors of debt	93,191	93,191	$2.64
Issued with Series A Preferred Stock investment units	783	783	$0.08
Totals	93,974	93, 974

Stock Options
The Company issues new shares of common stock upon the exercise of stock options granted under the 1994 Plan, the 2004 Stock Option Plan and the 2010 Stock Option Plan, although it is no longer granting options from the 1994 Plan.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
Weighted average risk free interest rate	17.2%	—
Expected dividend yield	—%	—
Expected lives	5 years	—
Weighted average expected volatility	113%	—
Weighted average fair value at date of grant	$1.32	—

No assumptions are presented for the First Quarter Fiscal 2012 because no options were granted during this period.
Expected Forfeitures.
The Company primarily uses historical data to estimate pre-vesting option forfeitures. It records stock-based compensation only for those awards that are expected to vest. For Fiscal 2012 the Company estimates its pre-vesting option forfeiture rate at 18%.

Stock-based Compensation
Stock-based compensation expense related to stock-based awards was $21,000 and $24,000, respectively, for First Quarter Fiscal 2011 and First Quarter Fiscal 2012, respectively. Stock-based compensation expense is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.
As of July 3, 2011, the Company had approximately $141,000 of total unrecognized compensation cost related to 69,000 non-vested stock-based awards granted under all equity compensation plans. The Company expects to recognize this cost over a period of approximately five years.
Stock Award Activity
As of July 3, 2011 options for 308,990 shares were outstanding under the 1994 Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan, of which 283,990 were fully vested.
The following table summarizes activity under our stock option plans:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term
Outstanding at April 3, 2011	316,488	$5.02	8.6 years
Granted	—	—
Exercised	—	—
Forfeited	(7,498)	$10.73
Outstanding at July 3, 2011	308,990	$4.25	8.4 years
Exercisable or convertible at the end of the period	283,990	$5.70	8.6 years
The aggregate intrinsic value of options outstanding at July 3, 2011 was $20,000. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the actuarially-determined fair market value of the Company’s stock of $0.31 per share as of June 30, 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on July 3, 2011.
No options were exercised in First Quarter Fiscal 2011 or First Quarter Fiscal 2012.

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

The tables below present information by operating segment:

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
	(unaudited)	(unaudited)
	(dollars in thousands)
Net sales
Retail division	$8,858	$9,109
Specialty division	638	450
	$9,496	$9,559
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$669	$740
Specialty division	(240)	41
Corporate and other expenses	(1,864)	(1,045)
Loss before interest, taxes, depreciation and amortization	(1,435)	(264)
Depreciation and amortization	(237)	(184)
Interest income, interest expense, and loan guarantee fees	(34)	64
Non-controlling interest	52	26
Income taxes	26	89
Net loss attributable to TC Global, Inc.	$(1,628)	$(269)
Depreciation and amortization
Retail division	$199	$156
Specialty division	3	3
Corporate and other expenses	35	25
Total depreciation and amortization	$237	$184

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen week periods ended July 3, 2011 (“First Quarter Fiscal 2012”). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011, filed with the SEC on July 6, 2011 (the “Fiscal 2011 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section of our Fiscal 2011 Form 10-K.

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

We have realized some improvements in sales volumes in recent periods as compared to previous periods, and have made some reductions in staffing and other expenses in recent months to bring operating expenses more in line with operating revenues.  Despite these revenue improvements and expense reductions, with the exception of the Third and Fourth Quarters of Fiscal 2011 and First Quarter Fiscal 2012, the Company has consistently incurred negative cash flows from operations. If sales volumes decline significantly or we do not meet expectations of sustained increases during Fiscal 2012, we do not believe that we will be able to offset such negative trends through additional overhead cost reductions.
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
We intend to pursue growth by executing the following strategies:
1. Drive comparable store sales growth and profitability by executing on our fundamental retail strategies. We intend to drive comparable store sales and average unit volume growth by executing on our fundamental retail strategies to increase store traffic and average transaction size.
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
3. More effectively control operating expenses and enhance process controls. We are "right-sizing" the business and establishing not only accountability, but also responsibility for sound spending decisions, down to the lowest level employees in the organization. We are focusing on making decisions to spend in light of return on investment or overall profitability of the business decision. We are also putting into place further process controls and policies to reinforce accountabilities and engage the highest levels of the organization in tactical and strategic activities.
4. Execute our licensing/franchising strategy. Our licensing/franchising strategy focuses on adding licensed and franchised stores in market areas and venues that complement our company-operated stores. We have used these means to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses.

Trends in Our Business
Retail Division.
As of July 3, 2011, Tully’s had 75 company-operated retail stores and 111 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana and Wyoming. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of corporate facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and on university campuses. These facilities are operated under contracts with varying terms. While not our core business, addition and/or loss of any of these locations could have an impact on our results of operations.
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
Further, we continue to review our retail locations and leasing arrangements in order to enhance operating efficiencies during the current economic conditions. During the quarterly period ended July 3, 2011, we opened one new store within a corporate campus. New stores generally require several months to reach their full sales potential so the impact of new store openings may not be reflected in operating results in the very near future.
Over the course of the last several years, the cost of coffee, a key ingredient in most of our beverages, has increased dramatically. Raw coffee prices have increased more than 50% in the past year alone. Since the sale of our wholesale and supply chain operations to GMCR in 2009, we have purchased our coffee from GMCR under the Supply Agreement negotiated as part of that sale. The market price of dairy products also continues to steadily increase. While we have taken steps to increase prices for some products and in certain markets to attempt to maintain margins and operating profit levels, market conditions have prevented us from recovering all of the increased costs which has significantly impacted the profitability of our retail operations. Cost of goods sold as a percentage of retail sales in First Quarter Fiscal 2012 was 37.4% as compared to 36.6% in the same period of Fiscal 2011.
Specialty Division.
Our specialty division oversees the licensing and franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At July 3, 2011 there were 111 U.S. licensed and franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.
Additionally, our specialty division oversees TCAPLLP, which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of July 3, 2011 there are four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations, and three stores in South Korea through our master licensee DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, which is obligated to develop 100 locations over the next five years. We also have a new licensee in the Philippines who had not yet opened any locations as of July 3, 2011, but is obligated to develop 50 locations in the Philippines over the next five years.

Revenue Trends
Our quarterly sales from our retail and specialty operations are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited–dollars in thousands)
Fiscal 2011(1)	9,496	9,200	9,562	10,010
Fiscal 2012	9,559	—	—	—

(1)
Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675,000 in net sales in the Fourth Quarter of Fiscal 2011.

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
During the First Quarter Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory warehousing and distribution of products to our Company–operated, licensed, and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that, beginning in the First Quarter Fiscal 2011 we no longer recognized Specialty Sales of Product or Specialty Cost of Goods Sold for the sale of these products to our franchised or licensed stores. This has had the effect of decreasing net sales and cost of sales as compared to prior periods; however, we expect an overall increase in operating income and net income as a result of the efficiencies gained from this distribution arrangement.
Over the course of the last several years the cost of coffee, a key ingredient in most of our beverages, has increased dramatically. Raw coffee prices have increased more than 50% in the past year alone. Since the sale of our wholesale and supply chain operations to GMCR in 2009, we have purchased our coffee from GMCR under the Supply Agreement whereby costs are pre-determined on a cost–plus basis. The market price of dairy products also continues to steadily increase. While we have taken steps to increase prices for some products and in certain markets to attempt to maintain margins and operating profit levels, market conditions have prevented us from recovering all of the increased costs which has significantly impacted the profitability of our retail operations. Since the prices paid to GMCR are in large part determined by market rates, we expect expense trends to follow market rates for Arabica coffee.
Specialty Cost Trends. Most of our specialty division costs consist of labor, travel and legal expenses. Labor and travel costs have increased to support our U.S. franchise store base as well as the development of stores associated with the Tully’s Coffee Asia joint venture. We also incur legal and compliance costs in connection with our franchising operations.
Marketing, General and Administrative Cost Trends. Most of our marketing expenditures are discretionary in nature and depend on the type, intensity and frequency of the marketing programs we employ. Examples of marketing expenses include point-of-sale and promotion materials, community initiatives, use of social media, sponsorships and advertising.
Our general and administrative costs are less discretionary than our marketing costs. During the second and third quarters of Fiscal 2011, and again during First Quarter Fiscal 2012, we eliminated various overhead staff positions and cut other administrative expenses in an effort to further reduce costs. Since the beginning of Fiscal 2011, we have decreased staff size in our corporate offices by 20.5 full-time equivalent personnel, or 37%.

Retail Performance Measures
Our U.S. retail stores are summarized as follows:

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	78	74
New stores	4	1
Closed stores	(3)	—
End of the period	79	75
Franchisee-operated stores
Stores at beginning of the period	107	110
New stores	1	2
Closed stores	—	(1)
End of the period	108	111
Total company-operated and franchised stores by location
Arizona	19	20
California	28	26
Oregon	5	5
Washington	100	99
Montana	5	5
Idaho	11	11
Utah	1	—
Wyoming	2	2
Colorado	16	18
End of the period	187	186
International franchised and licensed stores at the end of each respective fiscal period are set forth in the table below:

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
International franchise and licensees	7	7
Our quarterly comparable store sales increases (decreases) over prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2011 (1)	(0.8)%	1.1%	3.5%	14%
Fiscal 2012	4.8%	—	—	—

(1)
Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675,000 in net sales in the Fourth Quarter of Fiscal 2011, amounting to 60% of the increase, so that comparable sales in the Fourth Quarter Fiscal 2011 without the impact of the 14th week was 5.6%.

Results of Operations

	Thirteen Week Periods Ended
	June 27, 2010	July 3, 2011
	(unaudited)	(unaudited)
Total Net Sales Metrics
Amounts as Percent of Total Net Sales
Retail store sales	93.3%	95.3%
Specialty - product sales	5.2%	3.1%
Total sales of products	98.5%	98.4%
Specialty - Licenses, royalties and fees	1.4%	1.1%
Specialty - Recognition of deferred revenue	0.1%	0.5%
Total net sales	100.0%	100.0%
Retail Metrics
Amounts as Percent of Retail Store Sales
Retail cost of goods sold	36.6%	37.4%
Retail occupancy expenses	11.8%	11.6%
Store operating expenses	44.0%	42.9%
Marketing, General and Administrative Expenses as Percent of Total Net Sales	19.5%	10.9%

 First Quarter Fiscal 2012 Compared To First Quarter Fiscal 2011
Net Sales
Total net sales increased $63,000, or 0.7%, to $9.6 million for the First Quarter Fiscal 2012, as compared to $9.5 million for the First Quarter Fiscal 2011. Sales of products increased $45,000, or 0.5%, to $9.4 million for the First Quarter Fiscal 2012, as compared to $9.4 million for the First Quarter Fiscal 2011. Licenses, royalties and fees decreased $24,000, or 18.6%, to $105,000 as compared to $129,000 for the First Quarter Fiscal 2011. Revenue recognized from deferred license arrangements increased $42,000 to $52,000 for the First Quarter Fiscal 2012 as compared to $10,000 for the First Quarter Fiscal 2011, due to a several franchise and license arrangements that were consummated during the latter part of Fiscal 2011.
The divisional increase (decrease) in net sales was comprised as follows:

Total Company First Quarter Fiscal 2012 compared to First Quarter Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$251
Specialty	(188)
Total company	$63
For the First Quarter Fiscal 2012, comparable retail store sales increased 4.8%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase First Quarter Fiscal 2012 compared to First Quarter Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable store sales increase	$392
Sales increase from new stores	352
Sales decrease from stores closed during Fiscal 2012 and Fiscal 2011	(493)
Total retail division	$251
Specialty net sales decreased $188,000 to $450,000 in the First Quarter Fiscal 2012 from $638,000 in the First Quarter

Fiscal 2011, due to the distribution agreement that we entered into during the first quarter of Fiscal 2011, and that enabled us to outsource the inventory warehousing and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating savings over time. It also means that beginning in mid-First Quarter Fiscal 2011 we no longer recognized Sales Revenue or Cost of Sales for the sale of these products to our franchised stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Goods Sold, as compared to prior periods.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and related occupancy costs increased by $170,000, or 5.2%, to $3.4 million for the First Quarter Fiscal 2012 as compared to First Quarter Fiscal 2011. Cost of goods sold and related occupancy costs as a percentage of total net sales increased slightly to 37.4% for the First Quarter Fiscal 2012, compared to 36.6% in the corresponding period last year. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans has increased.
Store operating expenses decreased as a percentage of retail sales to 42.9% for First Quarter Fiscal 2012 compared to 44.0% for First Quarter Fiscal 2011.
Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $211,000 or 36.1% to $373,000 during First Quarter Fiscal 2012 from $584,000 in First Quarter Fiscal 2011 due to the staffing and expense reductions that we undertook early in First Quarter Fiscal 2012.
Marketing, general and administrative costs decreased significantly by $807,000, or 43.6%, to $1.0 million during First Quarter Fiscal 2012, as compared to $1.9 million during First Quarter Fiscal 2011. This decrease is the result of the staffing and expense reductions that we undertook throughout Fiscal 2011 and early in First Quarter Fiscal 2012. Since the beginning of Fiscal 2011, we have reduced corporate staffing by 20.5 full-time equivalent personnel, or 37%.
Depreciation and amortization expense decreased $53,000, or 22.4%, to $184,000 in the First Quarter Fiscal 2012 from $237,000 in the First Quarter Fiscal 2011. This expense has decreased as assets have aged and become fully depreciated, and are not being replaced by the acquisition of new capital assets due to cash restraints for such expenditures.
Net Loss from Continuing Operations
As a result of the factors described above, we had a loss from continuing operations of $448,000 for the First Quarter Fiscal 2012 as compared to a net loss of $1.7 million for the First Quarter Fiscal 2011, representing a loss improvement of $1.2 million, or 70.6%.

Liquidity and Financial Condition
Sources and Uses of Cash in our Business
The following table sets forth, for the periods indicated, selected statements of cash flows data:

	First Quarter Fiscal 2011	First Quarter Fiscal 2012
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(1,680)	$(295)
Deferred Gain on Green Mountain Transaction	(42)	(42)
Adjustments for depreciation and other non-cash operating activities	163	138
Net loss adjusted for non-cash operating statement amounts	(1,559)	(199)
Cash provided by other changes in assets and liabilities	295	388
Net cash provided by (used in) operating activities	(1,264)	189
Escrow receivable established in connection with Green Mountain transaction	3,500	—
Purchases of property and equipment	(708)	(234)
Other investing activities	18	76
Net repayments of notes payable	(104)	(124)
Foreign currency translation adjustment	1	(19)
Net increase (decrease) in cash and cash equivalents	$1,443	$(112)
Overall, our operating, investing and financing activities used $112,000 of cash during the First Quarter Fiscal 2012 as compared to providing $1.4 million of cash during the Three Months Fiscal 2011, which included the release of $3.5 million from Escrow in connection with the Green Mountain transaction.
Cash provided by operating activities during the First Quarter Fiscal 2012 was $189,000, an improvement of nearly $1.5 million, compared to First Quarter Fiscal 2011, when operating activities used cash of $1.3 million.
Investing activities used cash of $158,000 in the First Quarter Fiscal 2012, compared to providing $2.8 million of cash in the First Quarter Fiscal 2011, again relating to the release of $3.5 million from Escrow related to the Green Mountain transaction.
Financing activities used cash of $143,000 in the First Quarter Fiscal 2012, compared to use of $103,000 in the First Quarter Fiscal 2011. In both quarterly periods, this use was primarily related to payments made on financed insurance policies.
Liquidity and Capital Resources
As of July 3, 2011 we had cash and cash equivalents of $2.7 million, of which $456,000 was held in TCAPPLP and limited in use, and a working capital deficit of $8.7 million, which also includes TCAP’s $4.0 million obligation to AFCM; such obligation is not expected to be satisfied by funds held by TC Global, Inc.
The Company has realized some improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses, including such reductions during First Quarter Fiscal 2012. With the exception of the third and fourth quarters of Fiscal 2011 and First Quarter Fiscal 2012, the Company has consistently incurred negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative events through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company during Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012 and is evaluating a variety of alternatives, reorganization of existing operations and/or sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.
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
During the remainder of Fiscal 2012, we expect that the majority of new store locations will be franchised and/or licensed stores, rather than Company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment, although they do require selling and support costs for such new stores related to store opening, training, and quality control. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on a specific location. We invested $234,000 primarily for limited refurbishment of some existing stores during the First Quarter Fiscal 2012, and expect that we will continue to perform limited refurbishment on our group of aging retail locations throughout Fiscal 2012 and beyond.

SEASONALITY
Our business is subject to moderate seasonal fluctuations. Greater portions of Tully’s net sales are generally realized during the third quarter of Tully’s fiscal year, which includes the November and December holiday season. Seasonal patterns are generally applicable to each of our operating divisions. In addition, quarterly results are affected by the timing of the opening of new stores (by Tully’s and our franchisees) or the closure of stores not meeting our expectations. Because of these factors, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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
An evaluation was performed, under the supervision of, and with the participation of, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO have concluded that, as of July 3, 2011, our disclosure controls and procedures were ineffective due to limited technical resources and lack of segregation of duties with regard to financial accounting and reporting disclosures. As part of the cost savings initiatives discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we reduced finance staff. Management continues to assess and remediate disclosure controls and procedures as part of their reorganization and “right sizing” effort and will continue to do so during Fiscal 2012; we also continue to assess the appropriate level of staffing to support our organization, given our limited financial resources at the present time.
There has been no change in our internal control over financial reporting during the three month period ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
No Company securities were offered or sold during First Quarter Fiscal 2012.

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

*    Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on August 17, 2011.

TC Global, Inc.
By:	/S/ CATHERINE M. CAMPBELL
Catherine M. Campbell
Chief Financial Officer & Principal Financial Officer

Signing on behalf of the Registrant