Form 10-Q/A
period 2011-07-03
TC GLOBAL, INC.
filed 2011-09-16
CIK 944136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The sole purpose of this Amendment No. 1 to TC Global, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, filed with the Securities and Exchange Commission on August 17, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*	Previously filed.
**
Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is “furnished” with this Quarterly Report on Form 10-Q and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on September 16, 2011.

TC Global, Inc.
By:	/S/ CATHERINE M. CAMPBELL
Catherine M. Campbell
Chief Financial Officer & Principal Financial Officer

Signing on behalf of the Registrant