Form 10-Q
period 2011-10-02
TC GLOBAL, INC.
filed 2011-11-16
CIK 944136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________
FORM 10-Q
 __________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2011
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	3,565,664
(Title of Each Class)	Number of Shares Outstanding at November 11, 2011

TC GLOBAL, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2011

****
We end our fiscal year on the Sunday closest to March 31. As a result, we record our revenue and expenses on a 52- or 53-week annual period, depending on the year. In this report, we refer to our fiscal periods as follows:

Reference in this report	Fiscal year ending (number of weeks)
Fiscal 2012	April 1, 2012 (52 weeks)
Fiscal 2011	April 3, 2011 (53 weeks)

Interim fiscal period
Second Quarter Fiscal 2012	13-week period ended October 2, 2011
Second Quarter Fiscal 2011	13-week period ended September 26, 2010
Six Months Fiscal 2012	26-week period ended October 2, 2011
Six Months Fiscal 2011	26-week period ended September 26, 2010

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TC GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2011	October 2, 2011
	(audited)	(unaudited)
	(dollars in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$2,809	$2,410
Accounts receivable, net of allowance for doubtful accounts of $994 and $1,007 at April 3, 2011 and October 2, 2011, respectively	1,213	1,065
Inventories	628	557
Prepaid expenses and other current assets	272	186
Total current assets	4,922	4,218
Property and equipment, net	2,207	2,423
Related party receivable, net of current portion	1,000	1,000
Goodwill and other assets	344	356
Total assets	$8,473	$7,997
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,542	$2,893
Accrued liabilities	1,883	1,771
Current portion of long-term debt and capital lease obligation	54	62
Deferred revenue	4,540	4,944
Current portion of deferred gain on sale of wholesale segment	169	169
Obligation to minority shareholder in TCAPPLP	4,000	4,000
Total current liabilities	13,188	13,839
Deferred lease costs	362	351
Deferred revenue, net of current portion	831	739
Long-term portion of capital lease obligation	—	48
Deferred gain on sale of wholesale segment, net of current portion	2,020	1,936
Total liabilities	16,401	16,913
Commitments and contingencies (Note 4)
Stockholders’ deficit
Series A Convertible Preferred stock, no par value; 31,000,000 shares authorized, 12,790,874 issued and outstanding at April 3, 2011 and October 2, 2011, respectively; stated value of $2.50 per share and a liquidation preference	28,473	28,473
Common stock, no par value; 120,000,000 shares authorized; 3,563,867 and 3,565,664 shares issued and outstanding at April 3, 2011 and October 2, 2011, respectively; stated value of $18.00 per share and a liquidation preference	19,706	19,706
Series B Convertible Preferred stock, no par value; 8,000,000 shares authorized; 3,590,349 issued and outstanding at April 3, 2011 and October 2, 2011, respectively; stated value of $2.50 per share and a liquidation preference	7,958	7,958
Additional paid-in capital	24,166	24,204
Accumulated other comprehensive loss	(93)	(76)
Accumulated deficit	(89,585)	(90,585)
Total stockholders’ deficit attributable to TC Global, Inc.	(9,375)	(10,320)
Non-controlling interest	1,447	1,404
Total stockholders’ deficit	(7,928)	(8,916)
Total liabilities and stockholders’ deficit	$8,473	$7,997
The accompanying notes are an integral part of these consolidated financial statements.

TC GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011	September 26, 2010	October 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net sales
Retail store sales	$8,773	$9,081	$17,631	$18,190
Specialty sales of products	270	254	769	547
Total sales of products	9,043	9,335	18,400	18,737
Licenses, royalties, and fees	147	98	276	203
Recognition of deferred licensing revenue	10	51	20	103
Net sales	9,200	9,484	18,696	19,043
Cost of goods sold and operating expenses
Retail cost of goods sold	3,290	3,548	6,530	6,958
Retail occupancy expenses	1,001	832	2,048	1,886
Total retail cost of goods sold and related occupancy expenses	4,291	4,380	8,578	8,844
Specialty cost of goods sold	126	56	420	92
Cost of goods sold and related occupancy expenses	4,417	4,436	8,998	8,936
Store operating expenses	3,852	4,281	7,746	8,186
Other operating expenses	629	330	1,213	703
Marketing, general and administrative costs	1,613	981	3,465	2,026
Depreciation and amortization	245	170	482	354
Store closure and lease termination costs (gain)	15	(68)	23	(68)
Total cost of goods sold and operating expenses	10,771	10,130	21,927	20,137
Operating loss	(1,571)	(646)	(3,231)	(1,094)
Other income (expense)	(23)	(102)	(17)	(38)
Loss before income taxes	(1,594)	(748)	(3,248)	(1,132)
Income tax benefit (expense)	4	—	(22)	89
Net loss	$(1,590)	$(748)	$(3,270)	$(1,043)
Non-controlling interest	$53	$17	$105	$43
Net loss attributable to TC Global, Inc.	$(1,537)	$(731)	$(3,165)	$(1,000)
Loss per share - basic and diluted	$(0.43)	$(0.20)	$(0.89)	$(0.28)
Weighted average shares used in computing basic and diluted loss per share	3,565	3,566	3,565	3,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

TC GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011
	(unaudited)	(unaudited)
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,270)	$(1,043)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	482	354
Store closure and lease termination costs	23	(68)
Stock compensation expense	40	38
Provision for doubtful accounts	(211)	(14)
Gain on sale of fixed assets	(14)	(11)
Recognition of deferred gain on sale of wholesale segment	(84)	(85)
Recognition of deferred license revenues	(45)	(123)
Changes in assets and liabilities:
Accounts receivable	(612)	161
Inventories	628	71
Prepaid expenses and other assets	185	225
Accounts payable	226	351
Accrued liabilities	(361)	(44)
Deferred revenue	(33)	434
Deferred lease costs	32	(11)
Net cash provided by (used in) operating activities	(3,014)	235
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash (Escrow Receivable)	3,500	—
Purchases of property and equipment	(1,012)	(576)
Proceeds from sale of property and equipment	21	94
Net cash provided by (used in) investing activities	2,509	(482)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt and capital leases	(158)	(168)
Foreign currency translation adjustment	1	16
Net cash used in financing activities	(157)	(152)
Net decrease in cash and cash equivalents	(662)	(399)
Cash and cash equivalents at beginning of period	3,558	2,809
Cash and cash equivalents at end of period	$2,896	$2,410
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$3
Non-cash investing and financing activities:
Insurance premiums financed through note payable	$253	$151
Equipment purchased through capital lease	$—	$74

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
The accompanying condensed consolidated financial statements are unaudited; however, they include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly present the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for the thirteen and twenty-six week periods ended October 2, 2011 (“Second Quarter Fiscal 2012” and "Six Months Fiscal 2012," respectively) and the thirteen and twenty-six week periods ended September 26, 2010 (“Second Quarter Fiscal 2011” and "Six Months Fiscal 2011," respectively) are not necessarily indicative of future financial results.
Investors should read these interim financial statements in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our Annual Report on Form 10-K for our fiscal year ended April 3, 2011, filed with the SEC on July 6, 2011 (the “Fiscal 2011 Form 10-K”). As discussed in Note 2 to the condensed consolidated financial statements, circumstances exist that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements as of and for the periods ended October 2, 2011 and September 26, 2010 and the consolidated financial statements as of April 3, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
All amounts in the preceding financial statements and in the following notes to the condensed consolidated financial statements are assumed to be denominated in US dollars, unless otherwise indicated.
Recent Developments
During the Six Months Fiscal 2012, the Company added one Company-operated store location, but closed five Company-operated store locations, either because of poor operating performance or because of the natural end of the location's lease coupled with under-performance. During this period, the Company’s franchise and license partners added two new locations and closed one existing location. During First Quarter Fiscal 2012, the Company’s licensees in Asia closed one store in South Korea, leaving a total of seven international franchise locations as of October 2, 2011.
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that the adoption of this update will not have a material impact on its financial statements.
In June 2011, the FASB issued guidance regarding the presentation of comprehensive income, ASU 2011-05, Presentation of Comprehensive Income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement, which provides guidance on fair value measurements and clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our financial statements.
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

2. Liquidity
As of October 2, 2011 we had cash and cash equivalents of $2.4 million, of which $299,000 was held in our Asian joint venture, Tully’s Coffee Asia Pacific Partners, LP (“TCAPPLP”) and limited in use, and a working capital deficit of $9.6 million, which includes a $4.0 million obligation of Tully’s Coffee Asia Pacific, Inc. (“TCAP”), our wholly-owned subsidiary, to Asia Food Culture Management Pte. Ltd. (“AFCM”), a Singapore company and the limited partner in TCAPPLP; such obligation is not expected to be satisfied by funds held by TC Global, Inc.
The Company has realized improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses. Until the four most recent quarters, the Company had consistently incurred negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if the Company incurs increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative events through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company during Fiscal 2012, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder of Fiscal 2012 and beyond and is evaluating a variety of alternatives, including the reorganization of existing operations and/or the sale or closure of some of its stores or the sale of other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.
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

3. Credit lines and long term debt
Farnam Street Lease Facility
Currently, the Company has an available lease facility with Farnam Street Financial, Inc. which allows the Company to borrow up to $825,000. This lease facility is being utilized to support the purchase and implementation of new point of sale systems in the Company's retail locations, as well as the upgrade of back-end accounting systems. As of October 2, 2011, there was $219,000 outstanding under this facility. The lease has a term of 24 months, which commences upon acceptance of equipment on any given lease schedule associated with the lease agreement. This lease fails to meet the conditions of capital lease accounting and is therefore accounted for as an operating lease within the accompanying consolidated financial statements.
CIT Technology Financing Services Lease
In June, 2011, the Company entered into a lease agreement with CIT Technology Financing Services, Inc. ("CIT") in order to finance the purchase of hardware and software to update the Company's corporate computer network. As of October 2, 2011, there was approximately $70,000 outstanding under this facility. The lease has a term of 36 months, which commenced on July 29, 2011. This lease is being accounted for as capital lease within the accompanying consolidated financial statements.
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
Tully’s Coffee Asia Pacific – Limited Partnership Interest Obligation
On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of $4.0 million, by March 27, 2010. As of October 2, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, it could have an adverse impact on TCAP’s financial position or results of operations, or cause renegotiation of the partnership agreement.
Obligations under notes payable and capital leases as of October 2, 2011 consist of the following:

	April 3, 2011	October 2, 2011
	(dollars in thousands)
Note payable for purchase of insurance, payable in variable monthly installments of approximately $16,000 - $43,000, including interest at 4.31%, through September 2011, and collateralized by unearned or return insurance premiums, accrued dividends and loss payments	$54	$40
Capital lease obligation	—	70
Note payable due to Limited Partner in TCAPPLP	4,000	4,000
Total long-term debt	4,054	4,110
Less: Current portion	(4,054)	(4,062)
Long-term debt, net of current portion	$—	$48

4. Commitments and contingencies
Real estate lease commitments
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
Minimum future rental payments under non-cancelable operating leases as of October 2, 2011 are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2012	1,578
2013	2,653
2014	2,020
2015	1,499
2016	865
2017	499
Thereafter	1,139
Total	$10,253
The Company has subleased some of its leased premises to third parties under agreements with varying terms through 2013. Expected future sublease receipts under such sub-lease agreements are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2012	$13
2013	15
Total	$28

Capital lease commitments
As discussed in Note 3 above, the Company leases certain hardware and software under a capital lease arrangement with CIT. Minimum future lease payments as per the lease agreement are summarized as follows:

Fiscal year
(dollars in thousands)
Remainder of Fiscal 2012	$15
2013	30
2014	30
2015	10
Total	$85

Contingencies
On May 17, 2011, a lawsuit was filed against the Company in California state court by JH Development, LLC, a franchise area developer, alleging that (i) at the time the Company entered into agreements with the plaintiff, the Company concealed its financial strength and the fact that it was contemplating a sale of its wholesale division and rights to the “Tully's” trademark; (ii) the Company breached the franchise agreements with the plaintiff; (iii) the Company made false promises to the plaintiff; and (iv) the Company violated certain provisions of the California Corporations Code governing the sale of franchises. In its complaint, the plaintiff sought damages, rescission, and attorneys' fees and costs. After the lawsuit was removed to federal court, the court dismissed plaintiff's causes of action for concealment, breach of contract, and false promise. We have filed counterclaims against the plaintiff, and the plaintiff has asserted additional claims against us for intentional misrepresentation and breach of the implied covenant of good faith and fair dealing. The parties have agreed to suspend the court proceeding until after mediation, which is scheduled to be completed by January 9, 2012.  We intend to vigorously defend these claims but cannot predict the outcome or financial impact to the Company at this time.
On October 17, 2011, a complaint was filed against the Company and GMCR, jointly, by Spinelli Pte. Ltd., a Singapore company. The lawsuit claims breach of contract, declaratory relief and fraudulent procurement related to the Spinelli brand and marks. We intend to vigorously defend these claims but cannot predict the outcome or financial impact to the Company at this time.
On November 4, 2011, The Irvine Company, LLC (the “plaintiff”), a landlord for one of the Company's stores, filed suit against the Company and JH Development, LLC ("JHD"), a franchise area developer.  The plaintiff alleges that the Company entered a lease with the plaintiff in May 2000, then assigned the lease to JHD in October 2008.  The plaintiff alleges that the

Company and JHD then breached the lease by vacating prior to termination and failing to make payments.  The only cause of action is a cause of action for breach of lease.  The plaintiff seeks compensatory damages in the amount of $250,000, as well as attorney's fees and costs.  We are investigating the claim and plan to vigorously defend against it.
The Company has provided real estate lease payment guarantees for several other locations on behalf of JHD, who has operated them as franchise locations since their purchase of these Southern California locations from Tully's in 2008. There are not currently any defaults on these other locations, so the Company does not believe any accrual for costs is appropriate at this time.
We are a party to various other legal proceedings arising in the ordinary course of our business, but are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.
Tully’s Coffee Asia Pacific – Limited Partnership Interest
On March 27, 2009, TCAP agreed to purchase, or cause a third party to purchase, one-half of AFCM’s partnership interest in TCAPPLP, equal to twenty-five percent (25%) of the total partnership interests outstanding, at a purchase price of US $4.0 million by March 27, 2010. As of October 2, 2011, TCAP had not met its obligation. TCAP and AFCM continue to work on a settlement and to seek a buyer for AFCM’s partnership interest. If TCAP is unsuccessful in either finding a buyer for AFCM’s interest or in its settlement negotiations, the Company could face adverse economic consequences surrounding its wholly owned subsidiary TCAP.

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
In March 2010, Tully’s shareholders approved the 2010 Stock Option Plan, which authorizes the issuance of up to 312,500 shares of common stock under the 2010 Stock Option Plan and Tully’s Employee Stock Purchase Plan. As of October 2, 2011, no options had been granted under the 2010 Stock Option Plan. The provisions of the 2010 Stock Option Plan, 2004 Stock Option Plan (and the 1994 Plan prior to its expiration) are summarized as follows:

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
Other Equity Instruments
The Company has granted warrants to purchase common stock. These warrants have up to one year vesting periods and generally have ten year lives. Issued, outstanding and exercisable warrants as of October 2, 2011 are summarized as follows:

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and resulting weighted average fair value results for options granted during the periods presented is as follows:

	Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011
Weighted average risk free interest rate	1.72%	—
Expected dividend yield	0%	—
Expected lives	5 years	—
Weighted average expected volatility	113%	—
Weighted average fair value at date of grant	$1.32	—

No assumptions are presented for the first twenty-six weeks of Fiscal 2012 because no options were granted during this period.
Expected Forfeitures.
The Company primarily uses historical data to estimate pre-vesting option forfeitures. It records stock-based compensation only for those awards that are expected to vest. For Fiscal 2012 the Company estimates its pre-vesting option forfeiture rate at 18%.

Stock-based Compensation
Stock-based compensation expense related to stock-based awards was $20,000 and $14,000, respectively, for Second Quarter Fiscal 2011 and Second Quarter Fiscal 2012, respectively, and $40,000 and $38,000 for the Six Months Fiscal 2011 and Six Months Fiscal 2012, respectively. Stock-based compensation expense is included in marketing, general and administrative costs in our Condensed Consolidated Statements of Operations. This is a non-cash expense.

As of October 2, 2011, the Company had approximately $118,000 of total unrecognized compensation cost related to 62,500 non-vested stock-based awards granted under all equity compensation plans. The Company expects to recognize this cost over a period of approximately five years.
Stock Award Activity
As of October 2, 2011 options for 307,342 shares were outstanding under the 1994 Plan, the 2004 Stock Option Plan, and the 2010 Stock Option Plan, of which 282,342 were fully vested.
The following table summarizes activity under our stock option plans:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term
Outstanding at April 3, 2011	316,488	$5.02	8.6 years
Granted	—	—
Exercised	—	—
Forfeited	(7,498)	$10.73
Outstanding at July 3, 2011	308,990	$4.25	8.4 years
Granted	—	$—
Exercised	—	$—
Forfeited	(1,648)	$10.33
Outstanding at October 2, 2011	307,342	$4.85	8.2 years
Exercisable or convertible at the end of the period	282,342	$4.22	8.4 years

The aggregate intrinsic value of options outstanding at October 2, 2011 was $20,000. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the actuarially-determined fair market value of the Company’s common stock of $0.31 per share as of June 30, 2010 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on October 2, 2011.
No options were exercised in Six Months Fiscal 2011 or in Six Months Fiscal 2012.

6. Stockholders’ Equity
Preferred stock
Each outstanding share of the Company’s Series A Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series A Preferred Stock is automatically convertible into shares of common stock if Tully’s completes an underwritten public offering of its shares of common stock with gross proceeds to the Company in excess of $15 million (“Qualified Offering”). The Series A Preferred Stock contains an anti-dilution protection right that provides for a weighted average adjustment of the conversion price in the event the Company issues shares of capital stock at an effective price less than the Series A Preferred conversion price then in effect, subject to certain limitations and exclusions. At October 2, 2011, each eight shares of the Company’s outstanding Series A Convertible Preferred were convertible into approximately 1.12 shares of common stock (giving effect to the one-for-eight reverse split of its common stock).
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
Each outstanding share of Series B Preferred Stock is convertible at any time by the holder thereof into shares of common stock at the then-effective conversion price. In addition, each outstanding share of Series B Preferred Stock is automatically convertible into shares of common stock at the then-effective conversion price when and if the Company makes a Qualified Offering. The conversion price for the Series B Preferred shares is subject to an anti-dilution adjustment, but no adjustment has been required. Giving effect to the one-for-eight reverse split of the Company’s common stock, each eight Series B Preferred shares could be converted at the option of the shareholder into one share of common stock as of October 2, 2011. Each eight shares of Series B Preferred Stock also are entitled to cast one vote on all matters submitted to a vote of the shareholders of Tully’s (giving effect to the one-for-eight reverse split of its common stock).
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

The tables below present information by operating segment:

	Thirteen Week Periods Ended		Six Month Periods Ended
	September 26, 2010	October 2, 2011	September 26, 2010	October 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(dollars in thousands)		(dollars in thousands)
Net sales
Retail division	$8,773	$9,081	$17,631	$18,190
Specialty division	427	403	1,065	853
	$9,200	$9,484	$18,696	$19,043
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
Retail division	$615	$488	$1,284	$1,228
Specialty division	(328)	17	(568)	58
Corporate and other expenses	(1,613)	(981)	(3,465)	(2,026)
Loss before interest, taxes, depreciation and amortization	(1,326)	(476)	(2,749)	(740)
Depreciation and amortization	(245)	(170)	(482)	(354)
Interest income, interest expense, and loan guarantee fees	(23)	(102)	(17)	(38)
Non-controlling interest	53	17	105	43
Income taxes	4	—	(22)	89
Net loss attributable to TC Global, Inc.	$(1,537)	$(731)	$(3,165)	$(1,000)
Depreciation and amortization
Retail division	$223	$141	$422	$297
Specialty division	3	4	6	7
Corporate and other expenses	19	25	54	50
Total depreciation and amortization	$245	$170	$482	$354

 8. Loss Per Common Share
Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the sum of the weighted average number of common shares and the effect of dilutive common share equivalents, if any.
Tully’s has granted options and warrants to purchase common stock, and has issued preferred stock that is convertible into common stock (collectively, the “common share equivalent instruments”). Outstanding stock options, stock warrants, Series A Convertible Preferred shares and Series B Convertible Preferred shares are antidilutive because of net losses, and as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the Second Quarter Fiscal 2012 and Second Quarter Fiscal 2011, respectively, potential gross common shares of 2.4 million and 2.6 million, respectively, were antidilutive and are not included in computing loss per share.

9. Subsequent Events

On October 17, 2011, a complaint was filed against the Company and GMCR, jointly, by Spinelli Pte. Ltd., a Singapore company. The lawsuit claims breach of contract, declaratory relief and fraudulent procurement related to the Spinelli brand and marks. We intend to vigorously defend these claims but cannot predict the outcome or financial impact to the Company at this time.
On November 4, 2011, The Irvine Company, LLC (the “plaintiff”), a landlord for one of the Company's stores, filed suit against the Company and JH Development, LLC, a franchise area developer.  The plaintiff alleges that the Company entered a lease with the plaintiff in May 2000, then assigned the lease to JH Development, LLC in October 2008.  The plaintiff alleges that the Company and JH Development, LLC then breached the lease by vacating prior to termination and failing to make payments.  The only cause of action is a cause of action for breach of lease.  The plaintiff seeks compensatory damages in the amount of $250,000, as well as attorney's fees and costs.  We are investigating the claim and plan to vigorously defend against it, although we have not yet been officially served with such complaint at the time of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that TC Global, Inc. believes is relevant to an assessment and understanding of our results of operations and financial condition for the thirteen and twenty-six week periods ended October 2, 2011 (“Second Quarter Fiscal 2012” and "Six Months Fiscal 2012," respectively). The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2011, filed with the SEC on July 6, 2011 (the “Fiscal 2011 Form 10-K”). This discussion and analysis contains “forward-looking statements” that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to the factors referenced at “Special Note Regarding Forward-Looking Statements” and described in “Risk Factors” section of our Fiscal 2011 Form 10-K.

Business Overview
We are a specialty gourmet coffee retailer. We generate revenues through two operating divisions:

•	Retail. Our retail division operates Tully’s Coffee retail stores in the United States and generates revenues through the sales of products in these stores.

•
Specialty. Our specialty division oversees the domestic licensing and franchising of Tully’s Coffee retail stores and manages our international joint venture, foreign licensing, and business development activities. We generate revenues through licensing fees from U.S. and foreign franchisees and sales of products to foreign licensees.

We have realized some improvements in sales volumes in recent periods as compared to previous periods, and have made some reductions in staffing and other expenses over the past year to bring operating expenses more in line with operating revenues.  Despite these revenue improvements and expense reductions, with the exception of the Third and Fourth Quarters of Fiscal 2011 and First and Second Quarters of Fiscal 2012, the Company has historically incurred negative cash flows from operations. If sales volumes decline significantly or we do not meet expectations of sustained increases during Fiscal 2012, we do not believe that we will be able to offset such negative trends through additional overhead cost reductions.
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

3. More effectively control operating expenses and enhance process controls. We are "right-sizing" the business and establishing not only accountability, but also responsibility for sound spending decisions, down to the lowest level employees in the organization. We are focusing on making investment decisions in light of return on investment or overall profitability of the business decision. We are also putting into place further process controls and policies to reinforce accountabilities and engage the highest levels of the organization in tactical and strategic activities.
4. Execute our licensing/franchising strategy. Our licensing/franchising strategy focuses on adding licensed and franchised stores in market areas and venues that complement our company-operated stores. We have used these means to extend our presence in special venues, such as grocery stores, airports, hotels and university campuses.

Trends in Our Business
Retail Division.
As of October 2, 2011, Tully’s had 70 company-operated retail stores and 106 franchised stores in Washington, California, Arizona, Colorado, Idaho, Oregon, Montana and Wyoming. Our stores are located in a variety of urban and suburban neighborhoods, and in the Seattle and San Francisco central business districts. We also operate or franchise smaller footprint stores in special venues, such as within the premises of corporate facilities, and kiosks and cafes that are located in grocery stores, hotels, hospitals and on university campuses. These facilities are operated under contracts with varying terms. While not our core business, addition and/or loss of any of these locations could have an impact on our results of operations.
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
Further, we continue to review our retail locations and leasing arrangements in order to enhance operating efficiencies during the current economic conditions. During the Six Months Fiscal 2012, we opened one new store within a corporate campus, while closing five other locations. New stores generally require several months to reach their full sales potential so the impact of new store openings may not be reflected in operating results in the very near future.
Over the course of the last several years, the cost of coffee, a key ingredient in most of our beverages, has increased dramatically. Raw coffee prices have increased more than 50% in the past year alone. Since the sale of our wholesale and supply chain operations to GMCR in 2009, we have purchased our coffee from GMCR under the Supply Agreement negotiated as part of that sale. The market price of dairy products also continues to steadily increase. While we have taken steps to increase prices for some products and in certain markets to attempt to maintain margins and operating profit levels, market conditions have prevented us from recovering all of the increased costs which has significantly impacted the profitability of our retail operations. Cost of goods sold as a percentage of retail sales in Second Quarter Fiscal 2012 was 39.1% as compared to 37.5% in the same period of Fiscal 2011.
Specialty Division.
Our specialty division oversees the licensing and franchising of Tully’s Coffee retail stores. Franchising complements our company-operated retail business by making Tully’s genuine community coffeehouse experience more widely available and convenient for customers. Franchising also extends the Tully’s brand and promotes consumer familiarity with Tully’s products. At October 2, 2011 there were 106 U.S. licensed and franchisee-operated stores, primarily in special venues such as grocery stores, airports, hotels and university campuses.
Additionally, our specialty division oversees TCAPLLP, which seeks to develop the Tully’s brand in Asia (excluding Japan), Australia and New Zealand, foreign licensing, wholesale distribution and other business activities. As of October 2, 2011 there are four stores in Singapore through our master licensee Kitchen Language PTE LTD, which is obligated to develop 15 locations, and three stores in South Korea through our master licensee DK Retail Co., Ltd., (“DK Retail”) a South Korean corporation, which is obligated to develop 100 locations over the next five years. We also have a new licensee in the Philippines who had not yet opened any locations as of October 2, 2011, but is obligated to develop 50 locations in the Philippines over the next five years, and is preparing to open its first locations in the third quarter of the current fiscal year.

Revenue Trends
Our quarterly sales from our retail and specialty operations are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
	(unaudited–dollars in thousands)
Fiscal 2011(1)	9,496	9,200	9,562	10,010
Fiscal 2012	9,559	9,484	—	—

(1)
Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675,000 in net sales in the Fourth Quarter of Fiscal 2011.

Operating Cost Trends
Retail Cost Trends. We experience both variable and fixed cost trends in our retail division cost structure. Cost of products (cost of goods sold), labor costs, occupancy costs other than rent, supplies, and other operating expenses typically increase or decrease according to broader pricing trends for those products. During Fiscal 2011 and into Fiscal 2012, we have experienced a mixture of increased costs associated with some of the products we sell and negotiated lower costs for other products and components. In addition, we have increased prices for some of our coffee-based beverages in our stores to offset these cost increases. In some cases, store-level retail operating expenses may increase or decrease depending on the sales volume at a particular location. Generally, our leases provide for periodic rent increases (which are generally leveled for financial reporting purposes by “straight-line rent” accounting). We continue to undertake certain retail business initiatives with the objective of reducing costs as a percentage of sales through increased efficiencies and operating leverage. However, initiatives intended to produce a future benefit may cause a short-term increase in costs, both in absolute dollars and as a percentage of sales. We analyze retail division operating costs as a percentage of store sales and manage the stores to that metric.
During the First Quarter Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory warehousing and distribution of products to our Company–operated, licensed, and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that, beginning in the First Quarter Fiscal 2011, we no longer recognized Specialty Sales of Product or Specialty Cost of Goods Sold for the sale of these products to our franchised or licensed stores. This has had the effect of decreasing net sales and cost of sales as compared to prior periods; however, we expect an overall increase in operating income and net income as a result of the efficiencies gained from this distribution arrangement.
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
Our general and administrative costs are less discretionary than our marketing costs. During the second and third quarters of Fiscal 2011, and again during First Quarter Fiscal 2012, we eliminated various overhead staff positions and cut other administrative expenses in an effort to further reduce costs. Since the beginning of Fiscal 2011, we have decreased staff size in our corporate offices by 17.5 full-time equivalent personnel, or 32%.

Retail Performance Measures
Our U.S. retail stores are summarized as follows:

	Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011
NUMBER OF STORES:
Company-operated stores
Stores at beginning of the period	78	74
New stores	5	1
Closed stores	(5)	(5)
End of the period	78	70
Licensee- and Franchisee-operated stores
Stores at beginning of the period	107	110
New stores	5	2
Closed stores	(2)	(6)
End of the period	110	106
Total company-operated, licensed and franchised stores by location
Arizona	20	19
California	27	22
Oregon	5	5
Washington	101	95
Montana	5	5
Idaho	11	11
Wyoming	2	2
Colorado	17	17
End of the period	188	176
International franchised and licensed stores at the end of each respective fiscal period are set forth in the table below:

	Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011
International franchise and licensees	7	7
Our increase (decrease) in quarterly comparable store sales, which is the same-store comparison of sales in the current period to sales in the prior comparable period without the impact of new stores or closed stores that have occurred in the interim, over the prior year’s comparable quarter are summarized as follows:

	Fiscal Years
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2011 (1)	(0.8)%	1.1%	3.5%	14%
Fiscal 2012	4.8%	5.3%	—	—

(1)
Each fiscal quarter included 13 weeks, except for the Fourth Quarter of Fiscal 2011, which had 14 weeks. We estimate that the 14th week accounted for $675,000 in net sales in the Fourth Quarter of Fiscal 2011, amounting to 60% of the increase, so that comparable sales in the Fourth Quarter Fiscal 2011 without the impact of the 14th week was 5.6%.

Results of Operations

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	September 26, 2010	October 2, 2011	September 26, 2010	October 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total Net Sales Metrics
Amounts as a Percent of Total Net Sales
Retail store sales	95.4%	95.8%	94.3%	95.5%
Specialty - product sales	2.9%	2.7%	4.1%	2.9%
Total sales of products	98.3%	98.5%	98.4%	98.4%
Specialty - Licenses, royalties and fees	1.6%	1.0%	1.5%	1.1%
Specialty - Recognition of deferred revenue	0.1%	0.5%	0.1%	0.5%
Total net sales	100.0%	100.0%	100.0%	100.0%
Retail Metrics
Amounts as a Percent of Retail Store Sales
Retail cost of goods sold	37.5%	39.1%	37.0%	38.3%
Retail occupancy expenses	11.4%	9.2%	11.6%	10.4%
Store operating expenses	43.9%	46.4%	43.9%	45.0%
Marketing, General and Administrative Expenses as Percent of Total Net Sales	17.5%	10.3%	18.5%	10.6%

 Second Quarter Fiscal 2012 Compared To Second Quarter Fiscal 2011
Net Sales
Total net sales increased $284,000, or 3.1%, to $9.5 million for the Second Quarter Fiscal 2012, as compared to $9.2 million for the Second Quarter Fiscal 2011. Sales of products increased $292,000, or 3.2%, to $9.3 million for the Second Quarter Fiscal 2012, as compared to $9.0 million for the Second Quarter Fiscal 2011. Licenses, royalties and fees decreased $49,000, or 33.3%, to $98,000 as compared to $147,000 for the Second Quarter Fiscal 2011. Revenue recognized from deferred license arrangements increased $41,000 to $51,000 for the Second Quarter Fiscal 2012 as compared to $10,000 for the Second Quarter Fiscal 2011, due to a several franchise and license arrangements that were consummated during the latter part of Fiscal 2011.
The divisional increase (decrease) in net sales was comprised as follows:

Total Company Second Quarter Fiscal 2012 compared to Second Quarter Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$308
Specialty	(24)
Total Company	$284
For the Second Quarter Fiscal 2012, comparable retail store sales increased 5.3%. The factors comprising the divisional retail sales increase are summarized as follows:

Retail division Components of net sales increase Second Quarter Fiscal 2012 compared to Second Quarter Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable store sales increase	$433
Sales increase from new stores	297
Sales decrease from stores closed during Fiscal 2012 and Fiscal 2011	(422)
Total retail division	$308
Specialty net sales decreased $24,000 to $403,000 in the Second Quarter Fiscal 2012 from $427,000 in the Second Quarter Fiscal 2011, due mainly to a decrease in royalty revenue from franchisees who have experienced decreasing sales in the current economic environment.

Cost of Goods Sold and Operating Expenses
Cost of goods sold and related occupancy costs increased by $19,000, or 0.4%, to $4.4 million for the Second Quarter Fiscal 2012 as compared to Second Quarter Fiscal 2011. Cost of goods sold and related occupancy costs as a percentage of total net sales decreased slightly to 46.8% for the Second Quarter Fiscal 2012, compared to 48% in the corresponding period last year. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans has increased. However, our occupancy expenses have decreased in the same time period, as we have closed underperforming locations.
Store operating expenses increased as a percentage of retail sales to 47.1% for Second Quarter Fiscal 2012 compared to 43.9% for Second Quarter Fiscal 2011, due mainly to an overall increase in the cost of supplies and an increase in repair and maintenance expenses as we maintain our aging retail assets.
Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $299,000 or 47.5% to $330,000 during Second Quarter Fiscal 2012 from $629,000 in Second Quarter Fiscal 2011 due to the staffing and expense reductions that we undertook during most of Fiscal 2011 and into First Quarter Fiscal 2012.
Marketing, general and administrative costs decreased significantly by $632,000, or 39.2%, to $981,000 during Second Quarter Fiscal 2012, as compared to $1.6 million during Second Quarter Fiscal 2011. This decrease is the result of the staffing and expense reductions that we undertook throughout Fiscal 2011 and early in First Quarter Fiscal 2012. Since the beginning of Fiscal 2011, we have reduced corporate staffing by 17.5 full-time equivalent personnel, or 32%.
Depreciation and amortization expense decreased $75,000, or 30.6%, to $170,000 in the Second Quarter Fiscal 2012 from $245,000 in the Second Quarter Fiscal 2011. This expense has decreased as assets have aged and become fully depreciated, and are not being replaced by the acquisition of new capital assets due to cash restraints for such expenditures.
Net Loss from Continuing Operations
As a result of the factors described above, we experienced a net loss of $748,000 for the Second Quarter Fiscal 2012 as compared to a net loss of $1.6 million for the Second Quarter Fiscal 2011, representing a loss improvement of $842,000, or 53%.
Six Months Fiscal 2012 Compared To Six Months Fiscal 2011
Net Sales
Total net sales decreased $347,000, or 1.9%, to $19.0 million for the Six Months Fiscal 2012, as compared to $18.7 million for the Six Months Fiscal 2011. Sales of products increased $337,000, or 1.8%, to $18.7 million for the Six Months Fiscal 2012, as compared to $18.4 million for the Six Months Fiscal 2011. Licenses, royalties and fees decreased $73,000, or 26.4%, to $203,000 for the Six Months Fiscal 2012, as compared to $276,000 for the Six Months Fiscal 2011.
The divisional increase (decrease) in net sales was comprised as follows:

Total Company Six Months Fiscal 2012 compared to Six Months Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Retail	$559
Specialty	(212)
Total Company	$347
For the Six Months Fiscal 2012, comparable retail store sales increased 5.0%. The factors comprising the retail sales increase are summarized as follows:

Retail division Components of net sales increase Six Months Fiscal 2012 compared to Six Months Fiscal 2011 (dollars in thousands)	Increase (Decrease) in Net Sales
Comparable store sales increase	$770
Sales increase from new stores	658
Sales decrease from stores closed during Fiscal 2012 and Fiscal 2011	(869)
Total retail division	$559
Specialty net sales decreased $212,000 to $853,000 for the Six Months Fiscal 2012 from $1.1 million for the Six Months

Fiscal 2011. During the First Quarter Fiscal 2011 we entered into a distribution agreement that enabled us to outsource the inventory and distribution of products to our Company-operated, licensed and franchised stores. We believe that this will provide substantial operating efficiencies over time. It also means that since First Quarter Fiscal 2011 we no longer recognize Sales Revenue or Cost of Sales for the sale of these products to our franchise or licensed stores. This did have and will continue to have the effect of decreasing Net Sales, Specialty Sales, and Cost of Sales, as compared to prior periods.
Cost of Goods Sold and Operating Expenses
Cost of goods sold and related occupancy costs decreased $62,000, or 0.7%, to $8.9 million for the Six Months Fiscal 2012 as compared to Six Months Fiscal 2011. Cost of goods sold and related occupancy costs decreased to 46.9% of net sales for Six Months Fiscal 2012, compared to 48.1% in the corresponding prior year period. Retail occupancy expenses as a percentage of retail store sales were lower at 10.4% in the Six Months Fiscal 2012 as compared to 11.6% in the Six Months Fiscal 2011. Retail cost of good sold has increased as a percentage of retail store sales to 38.3% in the Six Months Fiscal 2012, as compared to 37.0% in the Six Months Fiscal 2011. Our retail cost of goods sold has increased in recent periods as the commodity price of coffee beans, dairy products, wheat, and other commodities used in the products we sell has increased.
Store operating expenses as a percentage of retail sales increased to 45.0% of retail sales for the Six Months Fiscal 2012 compared to 43.9% for the Six Months Fiscal 2011, due mainly to an overall increase in the cost of supplies and an increase in repair and maintenance expenses as we maintain our aging retail assets.
Other operating expenses (expenses associated with all operations other than company-operated retail stores) decreased $510,000 or 42.0% to $703,000 during Six Months Fiscal 2012 from $1.2 million in Six Months Fiscal 2011 due to the continuing benefit we have experienced from staffing and expense reductions that we undertook during Fiscal 2011 and into First Quarter Fiscal 2012.

Marketing, general and administrative costs decreased $1.4 million, or 41.5%, to $2.0 million for the Six Months Fiscal 2012 from $3.5 million for the Six Months Fiscal 2011. This decrease is the result of the staffing and expense reductions that we undertook throughout Fiscal 2011 and early in First Quarter Fiscal 2012. Since the beginning of Fiscal 2011, we have reduced corporate staffing by 17.5 full-time equivalent personnel, or 32%.
Depreciation and amortization expense decreased $128,000, or 26.6%, to $354,000 for the Six Months Fiscal 2012 from $482,000 for the Six Months Fiscal 2011. This expense has decreased as assets have aged and become fully depreciated.
Net Loss from Continuing Operations
As a result of the factors described above, we had a loss from continuing operations of $1.0 million for the Six Months Fiscal 2012 as compared to the net loss of $3.3 million for the Six Months Fiscal 2011, representing a loss improvement of $2.2 million, or 68%.

Liquidity and Financial Condition
Sources and Uses of Cash in our Business
The following table sets forth, for the periods indicated, selected statements of cash flows data:

	Six Months Fiscal 2011	Six Months Fiscal 2012
	(dollars in thousands)
STATEMENTS OF CASH FLOWS DATA
Cash provided by (used for):
Net loss	$(3,270)	$(1,043)
Deferred Gain on Green Mountain Transaction	(84)	(85)
Adjustments for depreciation and other non-cash operating activities	266	255
Net loss adjusted for non-cash operating statement amounts	(3,088)	(873)
Cash provided by other changes in assets and liabilities	74	1,108
Net cash provided by (used in) operating activities	(3,014)	235
Escrow receivable established in connection with Green Mountain transaction	3,500	—
Purchases of property and equipment	(1,012)	(576)
Other investing activities	21	94
Net repayments of notes payable	(158)	(168)
Foreign currency translation adjustment	1	16
Net decrease in cash and cash equivalents	$(662)	$(399)
Overall, our operating, investing and financing activities used $399,000 of cash during the Six Months Fiscal 2012 as compared to using $662,000 of cash during the Six Months Fiscal 2011, which included the release of $3.5 million from Escrow in connection with the Green Mountain transaction.
Cash provided by operating activities during the Six Months Fiscal 2012 was $235,000, an improvement of nearly $3.3 million, compared to Six Months Fiscal 2011, when operating activities used cash of $3.0 million.
Investing activities used cash of $482,000 in the Six Months Fiscal 2012, compared to providing $2.5 million of cash in the Six Months Fiscal 2011, again relating to the release of $3.5 million from Escrow related to the Green Mountain transaction.
Financing activities used cash of $152,000 in the Six Months Fiscal 2012, compared to use of $157,000 in the Six Months Fiscal 2011. In both periods, this use was primarily related to payments made on financed insurance policies.
Liquidity and Capital Resources
As of October 2, 2011 we had cash and cash equivalents of $2.4 million, of which $299,000 was held in TCAPPLP and limited in use, and a working capital deficit of $9.6 million, which also includes TCAP’s $4.0 million obligation to AFCM; such obligation is not expected to be satisfied by funds held by TC Global, Inc.
As of October 2, 2011, we had cash commitments as summarized below:

	Remainder of 2012	2013	2014	2015	2016	2017	Thereafter	Total
Real estate operating leases	$1,578	$2,653	$2,020	$1,499	$865	$499	$1,139	$10,253
Equipment operating lease	66	132	66	—	—	—	—	264
Capital lease	15	30	30	10	—	—	—	85
Sublease income	(13)	(15)	—	—	—	—	—	(28)
Total	$1,646	$2,800	$2,116	$1,509	$865	$499	$1,139	$10,574

The Company has realized some improvements during its most recent periods in sales volumes as compared to previous periods and has made certain reductions in staffing and other expenses. Until the four most recent quarters, the Company had consistently incurred negative cash flows from operations. If sales volumes do not meet expectations during Fiscal 2012 or if the Company incurs increased costs result from pending litigation or contingent obligations, the Company does not believe it will be able to offset such negative events through additional overhead cost reductions. As a result, if operating results do not meet expectations, the Company may not have sufficient resources to cover its working capital and capital expenditure requirements and, without additional sources of capital made available to the Company for the remainder of Fiscal 2012 and beyond, there will be substantial doubt that the Company will be able to continue as a going concern. In order to maintain an appropriate level of liquidity, the Company believes it will need to either effectively implement its operational plans and objectives or obtain additional capital in the next six to nine months in order to fund its working capital requirements for the remainder for Fiscal 2012 and is evaluating a variety of alternatives, reorganization of existing operations and/or sale of some of its stores or other selected assets. Certain financing alternatives could result in significant interest and other costs, be highly dilutive to existing shareholders or require the divestiture or sale of some or all of the Company’s assets. There can be no assurance that any debt or equity financing arrangement will be available to the Company on acceptable terms, if at all. In addition, there can be no assurance that these financing alternatives would provide the Company with sufficient funds to meet its current or long term capital requirements.
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
During the remainder of Fiscal 2012, we expect that the majority of new store locations will be franchised and/or licensed stores, rather than Company-operated stores. Franchised and licensed stores do not require capital investment in property and equipment, although they do require selling and support costs for such new stores related to store opening, training, and quality control. Typically, a new company-operated store will require capital investment of approximately $100,000 to $400,000, but this varies depending on a specific location. During the Six Months Fiscal 2012, we invested $653,000 primarily for limited refurbishment of some existing stores as well as to implement new point-of-sale systems in our retail locations. We expect that we will continue to perform limited refurbishment on our group of aging retail locations throughout Fiscal 2012 and beyond.

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
An evaluation was performed, under the supervision of, and with the participation of, the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based on that evaluation, the CEO and CFO have concluded that, as of October 2, 2011, our disclosure controls and procedures were ineffective due to limited technical resources and lack of segregation of duties with regard to financial accounting and reporting disclosures. As part of the cost savings initiatives discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," we reduced finance staff. Management continues to assess and remediate disclosure controls and procedures as part of their reorganization and “right sizing” effort and will continue to do so during Fiscal 2012; we also continue to assess the appropriate level of staffing to support our organization, given our limited financial resources at the present time.
There has been no change in our internal control over financial reporting during the three month period ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS
On May 17, 2011, a lawsuit was filed against the Company in California state court by JH Development, LLC, a franchise area developer, alleging that (i) at the time the Company entered into agreements with the plaintiff, the Company concealed its financial strength and the fact that it was contemplating a sale of its wholesale division and rights to the “Tully's” trademark; (ii) the Company breached the franchise agreements with the plaintiff; (iii) the Company made false promises to the plaintiff; and (iv) the Company violated certain provisions of the California Corporations Code governing the sale of franchises. In its complaint, the plaintiff sought damages, rescission, and attorneys' fees and costs. After the lawsuit was removed to federal court, the court dismissed plaintiff's causes of action for concealment, breach of contract, and false promise. We have filed counterclaims against the plaintiff, and the plaintiff has asserted additional claims against us for intentional misrepresentation and breach of the implied covenant of good faith and fair dealing. The parties have agreed to suspend the court proceeding until after mediation, which is scheduled to be completed by January 9, 2012.  We intend to vigorously defend these claims but cannot predict the outcome or financial impact to the Company at this time.
On October 17, 2011, a complaint was filed against the Company and GMCR, jointly, by Spinelli Pte. Ltd., a Singapore company. The lawsuit claims breach of contract, declaratory relief and fraudulent procurement related to the Spinelli brand and marks. We intend to vigorously defend these claims but cannot predict the outcome or financial impact to the Company at this time.
On November 4, 2011, The Irvine Company, LLC (the “plaintiff”), a landlord for one of the Company's stores, filed suit against the Company and JH Development, LLC, a franchise area developer.  The plaintiff alleges that the Company entered a lease with the plaintiff in May 2000, then assigned the lease to JH Development, LLC in October 2008.  The plaintiff alleges that the Company and JH Development, LLC then breached the lease by vacating prior to termination and failing to make payments.  The only cause of action is a cause of action for breach of lease.  The plaintiff seeks compensatory damages in the amount of $250,000, as well as attorney's fees and costs.  We are investigating the claim and plan to vigorously defend against it.
We are not currently a party to any other legal proceeding that we believe could have a material adverse effect on our financial position or results of operations.

ITEM  5. OTHER INFORMATION
On September 27, 2011, the Company convened its annual meeting of shareholders. Due to a lack of quorum, the Company adjourned the meeting to November 15, 2011 in order to provide additional time for management to solicit proxies from the Company’s shareholders. On November 15, the meeting was reconvened but again adjourned, due to a lack of quorum, to 8:00 a.m. PST on December 15, 2011, at the Company’s corporate headquarters located at 3100 Airport Way South, Seattle, WA 98134.

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

31.1*	Certification of principal executive officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in Seattle, Washington on November 16, 2011.

TC Global, Inc.
By:	/S/ CATHERINE M. CAMPBELL
Catherine M. Campbell
Chief Financial Officer & Principal Financial Officer

Signing on behalf of the Registrant